Form 10-K
period 2006-12-31
EXOPACK HOLDING CORP
filed 2007-04-02
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

EXOPACK HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0678893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3070 Southport Road, Spartanburg, SC	29302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 596-7140

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                 No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐                 No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                 No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐         Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                 No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of April 2, 2007, one share of the registrant’s common stock was outstanding.

FORM 10-K

PART I

i

PART I

This annual report of Exopack Holding Corp. for the year ended December 31, 2006 (the “Annual Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside the Company’s control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

ITEM 1.	BUSINESS

This Annual Report contains certain information about our Company. You should read the Annual Report carefully, including the section entitled “Risk Factors” and our consolidated financial statements, included as Item 15, together with the accompanying notes. Except as otherwise indicated, references to “we,” “our,” “us,” “our company” and “EHC” refer to Exopack Holding Corp. and our subsidiaries.

Our Company

We are a provider of flexible packaging in North America. We design, manufacture and supply paper and plastic flexible packaging to over 1,800 customers in a variety of industries, including food, medical, pet foods, chemicals, beverages, personal care and lawn and garden, among others. We have 15 manufacturing facilities across the United States and Canada. Our customers include Fortune 500 companies and other well-known companies. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve their products’ shelf lives.

The many products that we produce can be divided into two separate segments: paper packaging and plastic packaging. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability. Our packaging products, which include multi-wall bags and plastic products, such as printed and laminated roll stock and stand-up pouches, are designed for use in a diverse array of consumer and commercial end markets.

History

A predecessor company with our same name was formed as a Delaware corporation on July 27, 2001 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the flexible packaging division of International Paper Company, which was acquired on August 7, 2001. On September 30, 2003, Exopack Holding Corp. purchased all of the assets and assumed certain liabilities of Plassein International of Thomasville, Inc. and Plassein International of Ontario, LLC and also purchased substantially all of the assets and assumed certain liabilities of Plassein International of Newmarket, Inc. (together, with Plassein International of Thomasville, Inc. and Plassein International of Ontario, LLC, “Plassein”).

Cello-Foil Products, Inc. (“Cello-Foil”) was founded in 1949 as a privately-held, family-owned company headquartered in Battle Creek, Michigan. Cello-Foil began as a printing company and, through the years, developed expertise in flexible packaging manufacturing, laminating and printing. In 1990, Cello-Foil expanded its production capacity and built a second plant in Albany, Georgia.

The Packaging Group (“TPG”) was founded in Canada in 1990. Between 1990 and 2003, TPG grew through the acquisition of several companies in the flexible packaging industry, including PackageMasters and Pilcon Canada (subsequently renamed Condor Co-Extrusions), Barrier Packaging, Inc., Golden State Equipment and Alcoa US. In 2005, after experiencing financial difficulties, TPG was placed under receivership in Canada.

We were formed on October 13, 2005 through the consolidation (the “Consolidation”) of a wholly-owned subsidiary of Exopack Holding Corp. named Exopack, LLC (“Exopack”), Cello-Foil and TPG as described in the section entitled “The Transactions” below.

The Transactions

On July 14, 2005, Cello-Foil was acquired by Cello-Foil Holding Corp., an affiliate of Sun Capital Partners, Inc., which sponsored the transactions described in this section. On September 7, 2005, Cello-Foil Holding Corp. acquired certain assets of TPG. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital Partners, Inc. (“Sun Capital”), acquired Exopack, which became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

Collectively, we refer to the transactions described in this annual report, including the Consolidation and the refinancing of indebtedness of Exopack, Cell-Foil and TPG on October 13, 2005, the issuance of the notes, the repayment of our existing indebtedness and the aggregate equity investments of an affiliate of Sun Capital, as the “Transactions.”

For a more complete description of the Transactions, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Recent Developments

On December 13, 2006, David A. Rawden resigned as our Chief Financial Officer, effective December 31, 2006. Effective December 20, 2006, the Company appointed Jonathan D. Heard as its Chief Financial Officer. Prior to becoming our Chief Financial Officer, Mr. Heard served as our Corporate Controller.

On December 20, 2006, Gerald Woelcke resigned as a member of our Board of Directors. The Board appointed Lynn Skillen to fill the vacancy on our Board of Directors and also appointed Mr. Skillen as a member of our Audit Committee.

Our Corporate Structure

CPG Finance, Inc. is a subsidiary of an affiliate of Sun Capital. Exopack Key Holdings, LLC is a wholly-owned subsidiary of CPG Finance, Inc., and is the parent company of EHC. EHC is a holding company that conducts substantially all of its operations through Exopack, LLC, Cello-Foil Holding Corp. and their respective subsidiaries. Our and our parents’ and subsidiaries’ ownership structure is as set forth in the diagram below.

Sun Capital

We and our parent companies are controlled by an affiliate of Sun Capital. Sun Capital is a private investment firm focused on leveraged buyouts, equity, debt and other investments in market-leading companies that can benefit from Sun Capital’s in-house operating professionals and experience. Affiliates of Sun Capital have invested in and managed more than 140 companies worldwide with consolidated annual sales in excess of $33.0 billion since Sun Capital’s inception in 1995. Sun Capital has offices in Boca Raton, Los Angeles and New York and affiliates with offices in London, Tokyo and Shenzhen, China, focused on identifying opportunities that will provide operating synergies for Sun Capital’s affiliated portfolio companies.

Our Principal Executive Offices

EHC is incorporated in the State of Delaware. Our address is 3070 Southport Road, Spartanburg, SC 29302. Our telephone number is (864) 596-7140. The information on our website does not constitute a part of this annual report and the reference to our website address is intended as an inactive textual reference only.

Our Strategy

We have developed a business strategy targeted at increasing future revenue and cash flow performance. The key components of this strategy are:

Leveraging Our Customer Relationships. We enjoy long-standing relationships with many of our customers. One of our top priorities has been to integrate our product offerings into our customers’ operations by providing high quality, cost-effective products that are tailored to our customers’ specific needs. We seek to offer enhanced service and support, anticipating customer needs and providing value-added solutions to customer problems. We have undertaken joint product development efforts with many of our customers, allowing us to manage our research and development expenditures and increase incentives for customers to remain loyal to us over the long term.

The Consolidation provided us with additional opportunities to cross-sell our products to our customer base. We offer our diverse array of paper and plastic products, including multi-wall bags, printed and laminated roll stock and stand-up pouches, in the following end markets, among others:

• Food	• Chemicals
• Medical	• Beverages
• Pet Food	• Lawn & Garden Products

Efficiently Managing Our Raw Material Supply. We have multiple supply sources for paper, plastics and films and have maintained the majority of those relationships for over a decade. As one of the largest flexible packaging converters in the United States, we hope to use our increased size to secure volume pricing from our suppliers and expand our procurement reach.

We are currently focusing on reducing the costs of raw materials, packaging and freight. To further these objectives, we are working to develop best-in-class procurement functions and innovative approaches to raw materials sourcing, such as internal and global sourcing arrangements. We have also initiated programs to leverage purchasing across our organization and standardize the use of raw materials across facilities, a trend that is expected to accelerate following the integration of our recently acquired businesses.

Continuing to Focus on Enhancing Our Product Mix Through State-of-the-Art Technology. Our production facilities have allowed us to improve our production flexibility and dependability. We use high-performance machinery and a broad range of state-of-the-art technologies, including printing presses that can print up to ten colors and have electronic beam (“EB”) and ultra-violet (“UV”) coating capability. We also use two-ply pasted valve machines, co-extruded blown film extruders and stand-up resealable pouch machines. In addition, we believe that our customer resource center, located at our Spartanburg, South Carolina headquarters, enhances our position.

We view our array of facilities and ongoing commitment to state-of-the-art technology as key drivers in our ability to provide strong customer service. We seek to grow our revenue base by providing value-added and customized packaging solutions and benefiting from an overall trend toward flexible, rather than rigid, packaging.

Realizing Operational Efficiencies and Synergies. We look to cultivate high quality, efficient manufacturing and operational practices. We have developed a comprehensive system of benchmarks relating to quality and defect rates, on-time delivery, cash conversion costs, waste rates and health and safety. Our efficiency initiatives include establishing common operating and reporting procedures, streamlining production, optimizing asset utilization and making strategic capital expenditures. We have also implemented company-wide bonus compensation programs to reward profitable performance.

Our Strengths

We believe that the Consolidation and the resulting economies of scale we expect to achieve will enhance our position in our industry. We seek to hold leading positions in both the paper and plastic segments of the North American flexible packaging market. As a result, we believe that we are well-positioned to continue our historical trend of increasing revenues and growth, due primarily to the following competitive strengths:

Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. Subsequent to the Consolidation, we have over 1,800 customers, and no single customer accounted for more than 10% of our net sales. Prior to the Consolidation, for the Predecessor period from January 1, 2005 to July 14, 2005, Procter & Gamble and Kellogg’s accounted for approximately 44% and 26% of our net sales, respectively. For the year ended December 31, 2004, Procter & Gamble, Kellogg’s and Sara Lee accounted for approximately 48%, 21% and 10% of our net sales, respectively.

Cost Saving Opportunities. Part of our strategy consists of combining the functions shared by our acquired businesses and extracting synergies. We believe that we can achieve cost savings by insourcing manufacturing, improving procurement (including through increased purchasing volume and efficiencies of scale in freight) and eliminating operational redundancies (including reducing headcount, restructuring certain facilities and consolidating information technology programs). For example, as part of our efforts to eliminate operating redundancies, within the first 60 days after the Consolidation, we relocated the assets and operations of our Monticello, Arkansas facility to other facilities, including primarily our Tifton, Georgia and Hazleton, Pennsylvania facilities, and sold the building located on the Monticello site. We continued to eliminate operating redundancies in 2006 by ceasing production at the pouch production facility of one of our plastic-based packaging operations in August 2006 and transferred pouch production and certain assets of this facility to other facilities. Also, during the fourth quarter of 2006, we combined and streamlined certain operations of our two Canadian facilities.

In addition, TPG historically relied on third-party manufacturing and third-party broker services to purchase raw materials, such as polyethylene. As a result of the Consolidation, we expect to insource these functions and reduce costs associated with these activities.

Attractive Industry Dynamics. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $22.9 billion in annual sales in 2006, of which flexible packaging converters accounted for an estimated $17.8 billion in sales. The flexible packaging market is fragmented, with approximately 430 manufacturers operating in North America. A significant number of these manufacturers are relatively small, with the average converter generating annual sales of approximately $50.0 million to $55.0 million, according to the FPA. We believe that as a result of industry fragmentation certain sectors (including industries, such as meat and cheese, pet food, beverages and produce) remain underserved by mid-sized companies. We believe that our combined company can take advantage of this market opportunity in profitable segments of this market.

According to the FPA, the North American packaging market has grown at a compound annual growth rate of approximately 3.5% over the last ten years and is expected to increase at a compound annual growth rate of between two and four percent. We believe key drivers in the industry include the growing importance of convenience, functionality and shelf-appeal, technological developments, a trend toward flexible rather than rigid packaging, globalization and pressures to consolidate. We believe that our broad product mix, customer service and technologically advanced manufacturing capabilities will allow us to capitalize on these favorable industry dynamics.

Highly Experienced Management Team. We have an experienced management team with an average of more than 19 years of industry experience. Our Chairman, President and Chief Executive Officer, Jack Knott, has over 28 years of experience in the packaging industry, during which he served as Chief Executive Officer of Pliant Corporation, Chairman of the FPA, President and Chief Operating Officer of Huntsman Packaging Corporation (the predecessor to Pliant Corporation) and President of Rexene Products (a petrochemical and polymer manufacturer). We also benefit from highly-motivated and experienced managers in key functional areas, including sales and marketing, operations and accounting and finance. Each of our key business unit managers has significant experience in the packaging industry.

Ability to Pass Through Raw Material Price Increases. Historically, we have been able to pass through raw material price increases to our customers, maintaining a relatively stable spread between selling price and raw material purchase price. More than half of our sales volume generated is under contracts that typically allow us to pass through raw material price increases to customers every 30 to 90 days. The remainder of our business is transactional, which permits us to pass through price increases to customers on an order-by-order basis.

Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our paper and plastic packaging segments. We currently purchase our raw materials from more than nine paper suppliers and more than five plastics suppliers. Since we are generally able to switch suppliers without sacrificing quality, we believe that we do not depend on any single supplier to operate efficiently and profitably.

Balance Between Paper and Plastic Packaging Segments. We offer a diverse array of paper and plastic packaging products. We believe that we are well-positioned to meet customer needs in these two principal sectors. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe the multi-wall construction capabilities of our paper packaging segment are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging segment produces a variety of film structures, extrusion, printing, laminations and coatings, EB and UV treatments and a number of converting styles. Our plastic packaging products include high-clarity shrink films, shipping sacks, sideweld bags, stand-up pouches and roll stock with a wide variety of printing options, coatings, laminations and other treatments.

We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed plastic-laminated roll stock for form, fill and seal applications on behalf of Eukanuba, specialty packaging for feminine care products for Procter & Gamble, eXpress pv® two-ply cement bags for our cement and packaged concrete customers including Lafarge, Cemex and Quikrete and paper bags with zippers for Masterfoods. We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has earned industry awards for print quality and innovation.

Industry Overview

General. The flexible packaging industry manufactures a broad range of consumer and industrial packaging for use in diverse end markets. Multilayer flexible polymer/paper structures and barrier laminates are used for food, medical, agricultural and personal care products, as well as other consumer and industrial uses, and are used in a variety of products that generally include plastic film, paper and foil.

Plastic film, which accounts for the largest share of market demand in the industry, has been increasingly popular in recent years and offers strong barrier performance, recloseability and transparency. Paper products are versatile and support vibrant graphics and color schemes while simultaneously offering durability and freshness retention as necessary. Moreover, paper products are increasingly appealing to consumers who place emphasis on environmental concerns and appreciate the ability to recycle such products. Foil products are suitable for heat transfer or heat containment applications (such as heated food products).

According to the FPA, the domestic flexible packaging market accounted for an estimated $22.9 billion in sales in 2006, with industry growth rates of between 2% and 4% projected annually. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 430 flexible packaging manufacturers in North America.

End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, considerable inroads in a wide variety of consumer and industrial markets. Approximately 90.8% of end market applications for domestic flexible packaging are consumer-oriented. Food and beverage markets (retail and institutional) account for approximately 55.0% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 6.8% of flexible packaging applications, while various other applications (such as personal care products and retail and institutional non-food products) account for approximately 38.2% of the flexible packaging industry. Approximately 9.2% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries.

Industry Forecast. Growth in the flexible packaging industry is expected to be driven by a number of trends, including:

•	increasing importance of convenience, functionality and shelf-appeal;

•	technological developments (and consequent enhancements in packaging product performance capabilities);

•	ongoing industry conversion from rigid to flexible packaging;

•	globalization; and

•	pressures to consolidate.

We believe that larger producers are particularly well situated to take advantage of such trends, given their ability to reliably service larger, national customers by offering large-scale production capacity while simultaneously providing significant product development capabilities, broad product offerings and competitive pricing. Additionally, larger producers have relatively greater purchasing leverage than smaller producers and can more easily marshal resources to pursue substantial acquisition strategies. We believe that our recent consolidation will allow us to benefit from such size-related advantages.

Competition

The business of supplying flexible packaging products is extremely competitive, as we face competition from companies which sell similar and substitute packaging products. We compete principally with a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. Our major domestic competition includes Bemis Company, Inc., Printpack, Inc., Alcan, Inc., Hood Packaging Group and Sonoco Products Company.

Segments

Our business is divided into two primary segments: paper packaging and plastic packaging. The overall product development capabilities and production capacity of these segments allow us to serve as a full-service packaging provider to our customers.

Paper Packaging Segment. Our paper packaging segment includes packaging products which we sell to producers of products, such as food, charcoal, pet food and pet care items. We offer a wide range of packaging styles, graphics, special features and coatings that help our customers maximize product appeal to their target markets. We also produce industrial-strength paper packaging products used by the seed, concrete and dairy industries, among others. We offer our customers custom-engineered paper for graphics and proprietary coatings for additional barrier protection, depending on each customer’s particular safety requirements and convenience concerns. See Note 11 to our consolidated financial statements included herein for additional information regarding our segments.

Plastic Packaging Segment. Our plastic packaging segment includes plastic packaging products which we sell to producers of food, beverages, coffee, candy, paper towels and tissue, healthcare products and other consumer goods. We offer a wide range of packaging styles, graphics, special features and coatings to suit particular customer needs and maximize product shelf-appeal. Our plastic products are additionally used to package chemicals, salt, building materials and lawn and garden products, among others. We offer customized packaging solutions (with custom-engineered films for graphics and proprietary coatings) to suit particular customer needs for safety and convenience. See Note 11 to our consolidated financial statements included herein for additional information regarding our segments.

Products

We produce a wide variety of value-added, flexible, paper-based and plastic-based packaging products, including stand-up pouches, multi-wall bags and heavy duty shipping sacks.

Our key paper packaging products include:

Pinch Bags. Pinch bags offer presentation and functionality advantages for consumer applications that require packaging which lies flat or stands upright. Typically, pinch bags are used by manufacturers and distributors of light products, such as sugar, flour, pet food, livestock feed and smaller lawn and garden products. Pinch bags are left unsealed at one end after production and offer convenient filling and sealing features for our customers and end users.

Pasted Valve Bags. Pasted valve bags, constructed of heavy-gauge, multi-wall paper, are most often used in industrial and construction markets. Pasted valve products are extremely durable and strong enough to hold significant weights and volume for such products as cement, clay, chemicals and sand. In general, pasted valve products lay flat for storage and are easily stackable in mass quantities. Exopack features a two-ply line of pasted valve products, which provide what we believe to be efficient, superior performance, and also offers UN/DOT testing, which is required for all packaging used to carry hazardous materials. We also offer proprietary opening and recloseable seals for pasted valve bags, as well as the use of woven polypropylene in the construction of these bags.

Self-Opening Sacks. Self-opening sacks, most commonly used for smaller consumer applications, utilize various multi-wall construction combinations to suit customer needs. Paper and plastic layers are often combined to provide outstanding barrier performance for content containment, as well as moisture or oxygen resistance. Moreover, self-opening sacks are easily re-closable by the end consumer and are particularly convenient for smaller pet food, charcoal, animal litter, coffee, sugar and flour packaging products.

Sewn-Open-Mouth Bags. Sewn-open-mouth bags provide packaging solutions for livestock feed, seed and flour applications. Sewn closed at one end, the bags are filled with content by the customer and sewn shut with heavy-gauge filament. Sewn-open-mouth bags are constructed to lie flat and are designed to carry heavy loads. We provide a wide variety of printing and combined substrate choices for sewn-open-mouth bags. In one case, we will use woven polypropylene in the construction to enhance the strength of the bag.

Multi-Wall and Specialty Bags. We manufacture technically complex multi-wall, or light-gauge, specialty bags capable of providing protection against oil, grease and moisture, which are used to package pet food and charcoal, among other products.

Market Print. Market print is primarily used for building insulation backing, or as wrap for roofing shingles. Constructed from one-ply, unbleached craft paper, market print is often printed with one or two colors on one side and delivered to customers on large rolls.

Our key plastic packaging products include:

Shipping Sacks. Our shipping sacks are used for difficult packaging applications, such as insulation, salt, plastic, resin, sand, gravel, soil, seed and other industrial, chemical and agricultural materials and products. Typically constructed of heavy-gauge plastic, our shipping sacks are heat or adhesive-sealed, thereby creating a weld designed to withstand harsh industrial environments.

Rollstock. We manufacture a variety of tubular and single-wound sheet rollstock products tailored to individual customer preferences. Extruded film is available in several varieties, including mono-layer, co-extrusion or laminated film, and can be delivered plain or with printing. Rollstock is left unsealed, for customer filling, and is often utilized for resin, food, beverage and lawn and garden wraps.

Stand-Up Pouches. Pouches provide an alternative to traditional rigid packaging, providing increased versatility and convenience. Pouches also feature a large surface area which allows for more eye-catching graphics. Additionally, the relatively thin, light nature of flexible pouches facilitates product storage and reduces shipping costs. Our stand-up pouches are suited for a wide range of applications and can be customized to a variety of specifications.

Edge Seam. Edge seam bags are primarily used by seed, fertilizer and soil manufacturers and distributors due to their convenient opening and closure systems. Our management believes that our additional features for edge seam bags (such as handles, 10-color printability and custom-engineered constructions and laminations) distinguish our edge seam bags from those of our competitors.

Flexible Overwrap Packaging. Overwrap packaging consists of specially co-extruded film with high-performance characteristics. Such products are used for tissue products, such as toilet paper, bundle packs of bar soap and pharmaceutical products. We can meet orders for thin gauge extensible films, as thin as .5 millimeters and with as many as 10 colors.

Multi-Layer Laminations. Multi-layer lamination products provide complex, customized flexible packaging structures to personal care, food and pet food producers. These products offer strength, machinability, above-average barrier protection and shelf life characteristics, and are tamper evident.

Printed Shrink Film. Shrink films are used in the personal care, beverage, cereal, convenience foods and canned goods markets, offering product protection and clear graphics at relatively low prices.

Operations and Manufacturing

We maintain an expansive array of packaging machinery at our various facilities, which collectively produces over 150 thousand tons of paper packaging and over 150 million pounds of plastic packaging each year. Our machinery includes numerous presses, tubers, bottomers, sewing lines, self-opening square bottom and two-ply pasted valve bag machines, multiple extrusion lines, flexo and roto presses, pouch machines and laminators. This wide variety of machinery and specialized equipment enables us to increase our product offerings and maintain a high degree of flexibility in meeting customer demands.

Product quality is continually monitored and maintained by our supervisors and our key equipment and critical operations are administered by trained, experienced operators. New machinery expenditure is predominantly driven by industry trends, developing technologies and customer needs.

Given our diverse customer base, our business does not typically experience significant seasonal variation. To the extent that seasonal variations do have an effect on our business, such variations consist of increased orders in the last quarter of each year, consequent to our customer efforts to meet increased demand during the end of the current year and to meet demands for the coming year.

Given the high degree of specialization at each of our facilities and the fact that our production is often customer-driven, we distribute our products directly from our various facilities to the customer, as opposed to a centralized distribution network. We ship all of our products based on agreements with individual customers, typically using third-party shipping sources to deliver our products.

We produce our paper and plastic packaging products through two distinct but similar manufacturing processes.

Paper Packaging. The manufacture of paper packaging involves several processes, including printing, tubing and bottoming.

•

Printing. Flat form paper products are printed using either rotogravure or flexographic print methods. The rotogravure method consists of pressing etched steel plates against flat form paper, using a rotary press to transfer the prints or graphics from the steel plates to the paper. During this process, the desired image is etched onto a steel cylinder creating small recesses, known as cells, which carry ink. The etched surface of the rotating cylinder is then dipped into an ink pan which fills the cells with ink. Surplus ink is wiped off the cylinder surface, leaving ink only in the cells. A second rotating cylinder then presses paper onto the cylinder, and the ink is transferred onto the paper. The flexographic print method is similar to the rotogravure method described above but utilizes flexible plates that are drawn through a roller to apply ink and graphics to paper. Once printed, the paper then undergoes tubing and bottoming processes.

•

Tubing. Printed paper is converted to tube form by rolling and seaming the paper along one side. Tubing is critical to the production process, as many value-added features are added to the product at this stage, including the combination of multiple film layers, barriers and laminations. Film layers help provide tubed paper packaging with graphics and specific end-use features. The tubing process is finalized when the seamed paper is cut by machine into individual bags.

•

Bottoming. Bottoming of the paper packaging completes the manufacturing process. At this stage, paper packaging is sealed at one end with heat or pressure-applied adhesives. Performance bags are also customarily sealed with heavy-gauge filament that is sewn through the packaging.

Plastic packaging. Plastic packaging also involves several processes, including extrusion, printing, lamination and slitting.

•

Extrusion. Extrusion results in the creation of plastic film, the basis of flexible plastic packaging products. Appropriate machinery and technical knowledge are required to create a consistently high quality product. To begin, plastic resins with various properties are blended with chemicals and other additives to create a specified performance compound, the nature of which is primarily dependent on end-market use and customer preference. Blended resin compounds are then shaped under heat and pressure to create a thin plastic film. Many manufacturing dynamics, including the combination of resin and extrusion methods, produce variations in color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. Extruded plastic film can be used in a wide range of applications.

•	Printing. Extruded plastic film can be printed according to the same rotogravure and flexographic printing methods used to print paper packaging.

•

Lamination. In many circumstances, a product needs the protection of more than a single plastic film. In these instances, additional layers are bonded to the plastic film, with the added layers consisting of materials, such as oriented polyester or oriented polypropylene, which are stiffer and harder to tear. The film layers are brought together by applying an adhesive to one and bringing it into contact with the other, binding the two film layers into one. The lamination process allows us to meet the protection requirements for a variety of different end uses.

•

Slitting. Finished plastic film can be placed in razor and shear-cut slitting machines that tailor the film to sizes and widths specified by the customer. Several of our machines are able to store key machine settings for specific products, which results in a high level of consistency and manufacturing efficiency.

In order to optimize these processes and increase efficiencies, we share production-related best practices among our facilities and closely monitor numerous quality control and production analysis metrics. As a result of such practices, we believe that we have considerably improved our efficiency and quality. Numerous other efficiency and productivity initiatives are underway in order to optimize processes and productive capacity, including:

•	establishing company-wide operating and reporting procedures;

•	further streamlining production to focus each facility’s core equipment and manufacturing strengths;

•	optimizing asset utilization at each plant; and

•	strategically making capital expenditures to enhance efficiencies.

Management believes that these initiatives should enable us to improve our overall efficiency and enhance profitability.

Materials

We use plastic polyethylene and barrier films, paper, inks, adhesives and chemicals, including coated, un-coated and woven polypropylene, polyester and nylon films in the manufacture of our products. We purchase our raw materials from a variety of suppliers and do not depend on any one supplier for our raw material needs.

We negotiate pricing and contract terms with each supplier. We attempt to purchase raw materials with the best possible terms and pricing, and we believe that we have good relationships with each of our suppliers. While several of our key suppliers have supplied us for decades, we nonetheless continue to build relationships with quality suppliers across the world who recognize our potential to be a high-volume, long-term partner.

We are currently focusing on increasing the efficiency of our raw materials procurement process. To this end, we are working to develop best-in-class procurement methods and have adopted innovative approaches to raw materials sourcing, such as instituting consignment programs for targeted supplies and developing internal sourcing arrangements. In addition, we have initiated programs to leverage raw materials procurement and standardize raw material usage across our company.

Technology and Research and Development

Our technology development is primarily focused on providing paper and plastic expertise to suit our customers’ packaging development requirements.

We are able to use our broad product offerings and state-of-the-art technology to transfer technological innovations from one market to another. For example, our expertise in producing zippered stand-up pouches for the food industry has helped us to develop and commercialize a new patent pending recloseable feature on multi-wall bags for pet food.

Many of our customers work with our technical representatives to deliver more competitive products. We have enhanced our relationships with such customers by providing the technical service required to support the commercialization of new products and by helping such customers improve operational efficiency and quality throughout the life cycle of their products. For example, on occasion our technical support employees travel with our customers to help procure packaging equipment on their behalf. In order to ensure product quality and consistency for their own customers, our customers do not change suppliers often, as supplier changes can be risky, expensive and time-consuming.

For additional information related to our research and development, please see Note 2 to the accompanying Consolidated Financial Statements.

Sales and Marketing

Overview. Our overall sales and marketing strategy is to deliver levels of quality, consistency, innovation, reliability and customer service that are competitive in the industry and to leverage our resources to position us as a trusted partner and leading solutions provider in value-added market segments. In addition to the ability to provide innovative and customized products to customers regardless of whether they require paper or plastic configurations, our critical differentiators include strong technical resources, customer service and support capabilities, broad geographic reach and large-scale production resources. We believe that our full service, “one-stop” resources enable us to provide industry-leading services and products to a wide range of customers, including national blue chip companies and smaller, regional accounts.

We strive to maintain close relationships with our customers, collaborating on technological advancements and demand planning. Our sales representatives are trained to focus on specific product categories, while maintaining a general familiarity with all of our products in order to take advantage of cross-selling opportunities. As a result, we believe that our sales personnel have developed a deep understanding of our product lines, in addition to the specific operations and needs of the individual customers that each representative services. We believe that this expertise enables us to cultivate new business, develop highly-effective partnering initiatives with key customers, meet or exceed customer needs and expectations as to product quality and innovation, and differentiate our products from those of our competitors.

Sales Organization. Approximately 50 sales personnel are organized around our business segments. Within each segment, sales representatives are divided between regional and national accounts. Regional representatives target smaller accounts, while national representatives focus on customers requiring service from multiple facilities. Typically, we maintain a single sales personnel and customer service contact with each customer, which we believe facilitates clear communication and fosters close personal relationships.

Our sales personnel are compensated according to the profitability of the products they sell, in addition to the amount of cash their sales generate. Accordingly, our sales representatives have an incentive to sell high-margin products. We devote significant resources on an ongoing basis to product and sales technique training programs, which inform sales representatives about each of our products, their functionality, potential applications and value-added selling techniques. We believe that these efforts have resulted in a highly knowledgeable and motivated sales force, capable of specifically addressing a broad range of customer requirements.

Marketing Initiatives. We have begun to actively identify and pursue developing opportunities with customers, leveraging our technical expertise to meet customer needs, regardless of segment or packaging configuration. Based on the results of these efforts to date, we believe we are well positioned to pursue cross-selling opportunities with existing and potential customers.

Customer Service

We believe our commitment to customer service and support is reflected in our long-term customer relationships and new customer retention. Customer service is critical to our ability to differentiate our company from our competition and reinforce our market position. Accordingly, we maintain a strong focus on our customers by emphasizing an attentive approach to customer needs and by providing value-added services which complement products designed and printed to customer specifications.

Our approach to service emphasizes four primary objectives:

•	reliably delivering products on-time;

•	responding to customer questions, concerns and problems, and closely collaborating with customers to promptly address any such questions, concerns or problems;

•	customizing and designing innovative products that conform to our customers’ exact specifications; and

•	using specialized manufacturing and information technology to provide customers with rapid processing and service alternatives.

In addition, we actively promote our broad network of production facilities in order to attract and maintain customers that require production from multiple locations.

Customers and Order Backlog

We have a diversified customer base of more than 1,800 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, construction, agribusiness and personal care products.

Sales arrangements with our customers vary by customer and product supplied and may be through purchase order arrangements or long-term contracts. Contractual terms typically stipulate product prices, potential raw material price increase pass-through, on-hand inventory or production availability and payment and freight terms. Contractual terms range in length from one-time sales to three or more years and typically contain cost pass-through provisions.

The time between receipt of orders and shipment is generally short, and, as a result, backlog is not significant.

For information regarding our accounting policies and procedures for revenue recognition, please see Note 2 to the accompanying Consolidated Financial Statements.

Employees

We have approximately 2,720 employees, of which approximately 340 are covered by two separate collective bargaining agreements. At our Battle Creek, Michigan facility, approximately 140 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, approximately 200 employees are covered by a collective bargaining agreement that expires on February 28, 2012.

Patents and Trademarks

We have proprietary rights to a number of trademarks important to our business, including eXpress PV® and Shur Seal®. We also hold over 30 patents relating to our products, manufacturing processes and equipment, with additional patents currently pending. Our material patents include slider/zipper designs for paper bags used in pet food packaging, industrial film for shipping sacks, specialty microwaveable bag structures, dairy bags for use with dried dairy products and specially formulated consumer packaging high-clarity film. We also have a number of proprietary constructions, compositions and manufacturing processes.

Regulatory Matters

Our business is subject to numerous federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act and relate to such things as the storage, release and remediation of hazardous substances. In addition, we are subject to similar state laws. These laws are constantly evolving, with a trend towards increasing stringency. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, because certain implementing regulations for some of the laws described above have not yet been promulgated or in certain instances are undergoing revision. These environmental laws and regulations could result in increased capital, operating and compliance costs.

Geographic Areas

For a discussion of our consolidated net sales and long-lived assets based on geographic area please see Note 11 in the accompanying Consolidated Financial Statements.

Available Information

We maintain an Internet website at http://www.exopack.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file this material with the SEC. We also provide electronic or paper copies of our SEC filings free of charge upon request.

ITEM 1A.	RISK FACTORS

The following risk factors and other risks and uncertainties could materially adversely affect our business, financial condition, results of operations and cash flows. The consolidated financial statements and the notes thereto and the other information contained in this Annual Report should be read in connection with the risk factors discussed below.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying packaging products is extremely competitive. We face intense competition from many competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition which is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.

Our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers.

The principal raw materials that we use in the production of our products are polyethylene and paper. Our ability to operate profitably depends, in large part, on the price for these raw materials. The price for polyethylene fluctuates substantially as a result of changes in petroleum and natural gas prices, demand and the capacities of the companies that produce polyethylene to meet market needs. Prices for paper depend on the industry’s capacity utilization and the costs of raw materials.

Historically, we have been able to pass through to our customers substantially all increases and decreases in the cost of polyethylene and paper through contractual provisions and standard industry practice. If we are not able to pass cost increases through in the future and there are substantial increases in polyethylene paper prices, our operating margins could be affected adversely. Furthermore, if we cannot obtain sufficient amounts of polyethylene or paper from any of our suppliers, or if there is a substantial increase in oil or natural gas prices, which results in an increase in polyethylene prices, we may have difficulty obtaining alternate sources quickly and economically, and our operations and profitability may be impaired.

Energy price increases could adversely affect the results of our operations.

Our manufacturing operations require the use of substantial amounts of electricity and natural gas. Energy prices, in particular prices relating to oil and natural gas, have been volatile in recent years, with a corresponding effect on our production costs. Higher energy costs may indirectly affect our costs of operation by impacting the costs of the raw materials that we use to manufacture our products.

We must adapt to technological advances in the packaging industry.

We compete in an industry that requires advanced technology to deliver state-of-the-art specialty packaging solutions to customers whose packaging needs are constantly evolving. Our success may depend on our ability to adapt to technological changes in the industry. If we are unable to adapt to technological change, timely develop and introduce new products, or enhance existing products in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected. We may not be able to replace outdated technologies, replace them as quickly as our competitors or develop and market new and better products in the future.

We may be unable to protect our proprietary technology from infringement.

We rely on a combination of patents and trademarks, licensing agreements and unpatented proprietary know-how and trade secrets to establish and protect our intellectual property rights. We generally enter into confidentiality agreements with customers, vendors, employees, consultants and potential acquisition candidates as necessary to protect our know-how, trade secrets and other proprietary information. However, these measures and our patents and trademarks may not afford complete protection of our intellectual property, and it is possible that third parties may copy or otherwise obtain and use our proprietary information and technology without authorization or otherwise infringe on our intellectual property rights. Our competitors may also independently develop equivalent or superior know-how, trade secrets or production methods. If we are unable to maintain the proprietary nature of our technologies, our profit margins could be reduced as competitors imitating our products could compete aggressively against us in the pricing of certain products and our business, results of operations and financial condition may be materially adversely affected.

We are involved in litigation from time to time in the course of our business to protect and enforce our intellectual property rights, and third parties from time to time initiate litigation against us asserting that our business infringes or violates their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have and our products may be found to infringe upon the intellectual property rights of others. Further, we may not prevail in any such litigation and the results or costs of any such litigation may have a material adverse effect on our business. Any litigation concerning intellectual property is inherently unpredictable, could be protracted and costly and could have a material adverse effect on our business and results of operations, regardless of its outcome.

The loss of a key supplier could lead to increased costs and lower profit margins.

We rely on certain principal suppliers for our polyethylene and paper needs. The loss of any of these suppliers would force us to purchase these materials in the open market, possibly at higher prices, until we could secure another source of polyethylene or paper, and such higher prices may not allow us to remain competitive. If we are unable to obtain polyethylene or paper in sufficient quantities, we may not be able to manufacture our products. Even if we are able to replace one of our polyethylene or paper suppliers through another supply arrangement, the terms that we enter into with an alternative supplier may not be as favorable as the supply arrangements that we currently have.

We may not successfully complete the integration of Exopack, Cello-Foil and TPG into our business and operations.

We are the product of a business combination of three companies in the flexible packaging industry: Exopack, Cello-Foil and TPG. Prior to the consummation of the Consolidation, Exopack, Cello-Foil and TPG operated as separate entities. If we cannot continue to successfully integrate Exopack’s operations with those of Cello-Foil and TPG, we may experience material negative consequences to our business, financial condition, results of operations or cash flows. The integration of companies that have previously been operated separately involves a number of risks, including, but not limited to:

•	demands on management related to the increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of the acquired business;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, the integration of dispersed operations and the assimilation and retention of personnel;

•

difficulties and unanticipated expenses related to the integration of manufacturing facilities, departments, systems (including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems; and

•	expenses of any undisclosed or potential liabilities.

The successful integration of Exopack’s operations with the operations of Cello-Foil and TPG will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our continued integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we have achieved since the consolidation or that Exopack, Cello-Foil and TPG might have achieved separately. In addition, the consolidated financial information presented in this annual report covers certain periods during which we were not operating under the same management and, therefore, may not be indicative of our future financial condition or operating results.

We may be unable to realize the expected cost savings and other synergies from the Consolidation.

Even if we are fully able to integrate the operations of Exopack, Cello-Foil and TPG successfully, this integration may not result in the cost savings, synergies or revenue enhancements that we expect or these benefits may not be achieved within the timeframe that we expect. The cost savings and other synergies from the Consolidation may be offset by costs incurred in integrating Exopack’s operations with those of Cello-Foil and TPG, as well as by increases in other expenses, by operating losses or by problems with Exopack’s, Cello-Foil’s or TPG’s businesses unrelated to the Consolidation.

Our operations could expose us to substantial environmental costs and liabilities.

We are subject to a variety of federal, state, foreign, provincial and local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste. These laws and regulations impose liability for the costs of investigation and clean-up of, and damages resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. The compliance expenses can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund,” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources at a wide range of properties, sometimes without regard to fault. As a result, we may be liable for contamination at properties that we currently own or operate, as well as at our former properties or off-site properties where we may have sent hazardous substances. As a manufacturer that uses and has used and generated large quantities of hazardous substances, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to known and potential contamination related to our properties or as a result of our operations. We could, in the future, incur a material liability resulting from the costs of complying with environmental laws, environmental permits or any claims concerning noncompliance, or liability from contamination.

We cannot predict what environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist at our facilities or at third-party sites for which we are liable. Enactment of stricter laws or regulations, stricter interpretations of existing laws and regulations or the requirement to undertake the investigation or remediation of currently unknown environmental contamination at our own or third-party sites may require us to make additional expenditures, some of which could be material.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, or are expected to consider, legislation aimed at reducing the amount of plastic wastes. Programs have included, for example, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic packaging material and requiring retailers or manufacturers to take back packaging used for their products. Legislation, as well as voluntary initiatives similarly aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic packaging, result in greater costs for plastic packaging manufacturers or otherwise impact our business. Some consumer products companies, including some of our customers, have responded to these governmental initiatives and to perceived environmental concerns of consumers by using containers made in whole or in part of recycled plastic. Future legislation and initiatives could adversely affect us in a manner that would be material.

We are subject to risks related to our international operations.

We have manufacturing and distribution facilities in Canada. Our Canadian operations are subject to various risks that could have a material adverse effect on those operations, including, but not limited to, exposure to local economic conditions, currency exchange rate fluctuations and foreign laws, such as environmental and labor laws.

We may, from time to time, experience problems in our labor relations.

As of December 31, 2006, unions represented approximately 340 of our employees, or approximately 13% of our consolidated workforce. At our Battle Creek, Michigan facility, approximately 140 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, approximately 200 employees are covered by a collective bargaining agreement that expires on February 28, 2012. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers to deliver our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry could increase our costs and disrupt our operations and our ability to meet our customers’ timing requirements.

Unexpected equipment failures may lead to production curtailments or shutdowns.

Our manufacturing processes depend on critical pieces of equipment, which may, on occasion, be out of service as a result of unanticipated failures. Interruptions in our production capabilities will inevitably increase our production costs and reduce our sales and earnings for the affected period. In addition to equipment failures, our facilities are subject to the risk of catastrophic loss due to unanticipated events, such as fires, explosions or violent weather conditions. Moreover, any interruption in production capability may require us to make significant capital expenditures, which could have a negative effect on our profitability and cash flows. We may also sustain revenue losses in excess of any recoveries we make under any applicable business interruption insurance coverage we may have. In addition to such revenue losses, longer-term business disruption could result in a loss of customers, which could adversely affect our business, financial condition, results of operations and cash flows.

An affiliate of Sun Capital controls us and may have conflicts of interest with us in the future.

An affiliate of Sun Capital indirectly controls our sole stockholder. An affiliate of Sun Capital, therefore, has the power to take actions on behalf of our company, including appointing management and entering into mergers, sales of substantially all of our assets and other extraordinary transactions. For example, an affiliate of Sun Capital could cause us to make acquisitions that increase the amount of our indebtedness or to sell revenue-generating assets, impairing our ability to make payments under our debt agreements. An affiliate of Sun Capital could also receive certain fees in connection with such acquisitions and other corporate events under a management services agreement with us. Additionally, an affiliate of Sun Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. An affiliate of Sun Capital may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We can provide no assurance that our internal control over our financial reporting will be effective when Section 404 of the Sarbanes-Oxley Act of 2002 becomes applicable to us.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, our management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end, beginning with the year ending December 31, 2007. From that point, we will be required to include in our annual report on Form 10-K a report on our management’s assessment of the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm will also issue an audit report on the effectiveness of our internal control over financial reporting, beginning with the year ending December 31, 2008.

We are undertaking significant efforts in preparation for the requirements of Section 404. However, given the complexities and inherent risks associated with the operation of internal control over financial reporting, we cannot ensure that our internal control over financial reporting will be effective when Section 404 becomes applicable to us. Moreover, we can provide no assurance as to any matters that might be reported in our management’s assessment of our internal control over financial reporting or our independent registered public accounting firm’s audit report.

Loss of key individuals could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals and members of our senior management team, including Jack Knott, our Chairman, President and Chief Executive Officer. The loss of the services of any of our key employees could disrupt our operations and have a material adverse effect on our business. Additionally, we do not carry “key man” life insurance coverage for our senior management.

We may be adversely affected by interest rate changes.

Our financial position is affected, in part, by fluctuations in interest rates. Borrowings under our senior revolving credit facility are subject to floating interest rates. Increased interest rates may adversely affect our earnings and cash flows by increasing the amount of interest expense that we are obligated to pay on borrowings under our senior revolving credit facility.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have a material adverse affect on our financial position, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES.

Our corporate headquarters are located in Spartanburg, South Carolina. We operate out of 15 manufacturing facilities located throughout the United States and Canada. We operate nine manufacturing facilities in the plastic packaging segment, of which we lease four (including two foreign manufacturing facilities in Ontario, Canada) and own the remaining five facilities. We operate six manufacturing facilities in the paper packaging segment, which are all owned properties.

We believe that our plants, which vary in size and age, are suitable for our operations and believe our operating facilities have sufficient capacity to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various disputes and legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is privately held and there is no established public trading market. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.

The indenture governing the Notes and our senior secured credit facility impose restrictions on our ability to pay dividends and we have not paid any dividends to our sole stockholder during the year ended December 31, 2006 or the period from July 15, 2005 to December 15, 2005. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to the accompanying Consolidated Financial Statements for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data as of and for the year ended December 31, 2006, the period from July 15, 2005 to December 31, 2005, the period from January 1, 2005 to July 14, 2005 and the years ended December 31, 2004, 2003 and 2002. The selected financial data as of December 31, 2006 and 2005, and for the year ended December 31, 2006, the period from July 15, 2005 to December 31, 2005, the period from January 1, 2005 to July 14, 2005 and the year ended December 31, 2004 have been derived from our audited consolidated financial statements which are included in this annual report and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 have been derived from our audited consolidated financial statements which are not included in this annual report.

The financial data presented herein as of and for the year ended December 31, 2006, as of December 31, 2005, and for the period from July 15, 2005 to December 31, 2005 reflects our financial position, results of operations and cash flows (collectively, the “Successor” period), reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The financial data for the period from January 1, 2005 to July 14, 2005, and as of and for the years ended December 31, 2004, 2003, and 2002 (collectively, the “Predecessor” period) consists only of the financial position, results of operations and cash flows of Cello-Foil for such periods.

	Year Ended December 31, 2006	July 15, 2005 to December 31, 2005	January 1, 2005 to July 14, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(successor)		(predecessor)
			(dollar amounts in millions)
Consolidated Statement of Operations Data:
Net sales	$655.4	$163.4	$37.1	$65.1	$59.6	$58.0
Cost of sales	583.3	149.1	32.7	56.3	52.2	49.4

Gross profit	72.1	14.3	4.4	8.8	7.4	8.6
Operating expenses(1)	48.0	12.9	9.8	6.3	5.7	5.8

Operating income (loss)	24.1	1.4	(5.4)	2.5	1.7	2.8
Interest expense (income)	27.3	5.8	(0.2)	(0.2)	(0.1)	(0.1)
Loss on early extinguishment of debt(2)	4.0	—	—	—	—	—
Other expense (income), net	—	(0.1)	—	—	—	—

Net other expense (income)	31.3	5.7	(0.2)	(0.2)	(0.1)	(0.1)

(Loss) income before income taxes	(7.2)	(4.3)	(5.2)	2.7	1.8	2.9
(Benefit from) provision for income taxes	(2.3)	(1.5)	(1.7)	0.9	0.5	0.9

Net (loss) income	$(4.9)	$(2.8)	$(3.5)	$1.8	$1.3	$2.0

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities(3)	$9.7	$23.2	$12.4	$0.5	$2.6	$4.2
Investing activities(4)	$(17.5)	$(307.1)	$(0.5)	$(0.3)	$(1.7)	$(3.6)
Financing activities(5)	$(0.7)	$292.8	$(10.7)	$(0.7)	$(0.4)	$(0.5)
Capital expenditures	$17.5	$4.2	$0.5	$0.4	$1.7	$3.6
Consolidated Balance Sheet Data (at period end):
Cash	$0.5	$8.9	Na	$0.2	$0.7	$0.1
Working capital	$51.4	$79.4	Na	$17.5	$14.6	$12.7
Property, plant and equipment	$145.8	$141.1	Na	$12.1	$13.8	$14.2
Total assets	$451.1	$444.7	Na	$36.4	$35.0	$34.9
Long-term debt, less current portion	$220.2	$236.6	Na	—	—	$0.1
Total debt	$230.2	$236.7	Na	—	$0.1	$0.2
Stockholder’s equity	$66.0	$54.1	Na	$29.1	$27.8	$26.7
Other Data:
Ratio of earnings to fixed charges(6)	—	—	—	57.6	33.0	44.2

The following table presents summary consolidated financial data for our segments for the periods presented:

	Year Ended December 31, 2006	July 15, 2005 to December 31, 2005	January 1, 2005 to July 14, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002
	(successor)			(predecessor)
			(dollar amount in millions)
Segment Data:
Net sales:
Paper packaging segment	$336.7	$75.6	$—	$—	$—	$—
Plastic packaging segment	318.7	87.8	37.1	65.1	59.6	58.0

Total net sales	$655.4	$163.4	$37.1	$65.1	$59.6	$58.0

Operating income (loss):
Paper packaging segment	$26.7	$2.7	$—	$—	$—	$—
Plastic packaging segment	20.1	2.1	0.9	2.5	1.7	2.8
Corporate(7)	(22.7)	(3.4)	(6.3)	—	—	—

Total operating income (loss)	$24.1	$1.4	$(5.4)	$2.5	$1.7	$2.8

(1)	Operating expenses include $2.8 million in charges related to the shutdown of two of our manufacturing facilities, $2.9 million in charges (excluding certain severance charges included in severance costs below) resulting from our continuing efforts to combine and streamline certain operations of our two plastic-based packaging Canadian facilities, and $2.0 million in severance costs for the year ended December 31, 2006. Operating expenses include $0.7 million in charges related to the shutdown of one of our manufacturing facilities and $1.4 million in severance costs during the period from July 15, 2005 to December 31, 2005. Operating expenses include $6.3 million in charges due to change in control for the period from January 1, 2005 to July 14, 2005.
(2)	Represents a charge to earnings during the year ended December 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and subordinated term loans. This debt was refinanced in January 2006.
(3)	Includes primarily $11.3 million of cash provided by the maturities or sales of trading investment securities during the period from January 1, 2005 to July 14, 2005.
(4)	Includes primarily the acquisition costs of Cello-Foil, TPG and Exopack, net of cash acquired, totaling $306.2 million during the period from July 15, 2005 to December 31, 2005. During the year ended December 31, 2006, an additional $0.4 million of acquisition costs was paid, an additional $6.2 million has been estimated to be payable to the former shareholders of Exopack under tax-related provisions contained in the Exopack purchase agreement, and the amount estimated to be payable to the former shareholders of Cello-Foil under tax-related provisions contained in the Cello-Foil purchase agreement was reduced by $0.2 million, resulting in a total cost of the acquired companies of $312.6 million.
(5)	Includes primarily borrowings of $236.6 million under our former senior credit facility and subordinated term loans and paid in capital of $57.0 million from our parent in connection with the acquisitions during the period from July 15, 2005 to December 31, 2005. Includes payment of $10.7 million of dividends to Cello-Foil’s former stockholders during the period from January 1, 2005 to July 14, 2005.
(6)	Income (loss) used in computing the ratio of earnings to fixed charges consists of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the year ended December 31, 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005, our earnings were insufficient to cover our fixed charges by $7.2 million, $4.4 million and $5.2 million, respectively.
(7)	Corporate operating losses include amortization and certain unallocated corporate costs. During the period from January 1, 2005 to July 14, 2005, corporate operating losses include charges due to the change in control of Cello-Foil.
(Na)	Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

We were formed in the Fall of 2005 through the consolidation of three flexible packaging businesses. On July 14, 2005, in accordance with a stock purchase agreement entered into on June 10, 2005, Cello-Foil was acquired by Cello-Foil Holding Corp., an affiliate of Sun Capital. Pursuant to the terms of the stock purchase agreement, Cello-Foil Holding Corp. purchased all of the outstanding stock of Cello-Foil for $35.5 million, net of cash acquired. On September 7, 2005, in accordance with an asset purchase agreement entered into on August 19, 2005, certain assets of TPG were acquired by Cello-Foil Holding Corp. for $12.6 million, net of cash acquired. Pursuant to the terms of the asset purchase agreement, Cello-Foil Holding Corp. purchased all of the Concord, Ontario and Corona, California assets used in the conduct of TPG’s flexible packaging business. As a result of these two transactions, Cello-Foil Holding Corp. became the parent of both Cello-Foil and TPG. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, Exopack was acquired by an affiliate of Sun Capital for $264.5 million, net of cash acquired, and became our wholly-owned subsidiary. Concurrently with the acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to the acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.”

We generate revenues, earnings and cash flows from the sale of flexible packaging products primarily in the United States and Canada. Management views net sales and operating income as the primary indicators of our financial performance.

Explanatory Note

The information set forth below under the heading “Results of Operations” includes our results of operations for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 (collectively, the “Successor” period), reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The information for the period from January 1, 2005 through July 14, 2005 and for the year ended December 31, 2004 (collectively, the “Predecessor” period) consists only of the results of operations of Cello-Foil for such periods.

Reportable Segments

Subsequent to the Consolidation, we operate principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications, such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications, such as chemicals, salt, building materials, lawn and garden, towel and tissue, food and beverage containers. Prior to the Consolidation, we operated in the plastic packaging segment exclusively. We evaluate segment performance based on operating income or loss.

Severance Expenses

We account for benefits provided to employees in connection with their termination of employment in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Accordingly, the cost of termination benefits is recognized as a liability and a loss when it is probable that employees will be entitled to benefits and the loss can be reasonably estimated.

During the year ended December 31, 2006, we terminated certain positions and recorded employee termination costs not associated with exit and disposal activities (see further discussion below) of approximately $2.0 million, recorded in “selling, general and administrative expenses” in the accompanying consolidated statement of operations. Of the approximately $554,000 in severance accrued at December 31, 2005 and approximately $2.0 million in costs incurred in 2006, we paid approximately $1.7 million through December 31, 2006, so that approximately $853,000 remained accrued for such employee termination benefits at December 31, 2006.

During the period from October 13, 2005 (the date of the Consolidation) through December 31, 2005, we terminated certain salaried positions and recorded employee termination costs of approximately $1.4 million in operating expenses. During the period from October 13, 2005 through December 31, 2005, we paid approximately $802,000 related to such termination benefits, so that approximately $554,000 remained accrued for such benefits at December 31, 2005. The remaining accrual for such employee termination benefits was paid in 2006.

Exit and Disposal Activities

We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations, and pouch production and certain assets of this facility were transferred to other facilities. We remain obligated to make payments under a facility lease through June 2010 and plan to sublet the facility to help mitigate the cost of the remaining lease obligation. During the year ended December 31, 2006, we recorded costs of approximately $1.7 million for exit activities related to this facility closure. Of this amount, approximately $476,000 represented the charge for the future lease obligation, reduced by expected future sublease income, and approximately $320,000 represented losses on disposal of certain property, plant and equipment. Such costs also consisted of equipment relocation and reinstallation and employee termination costs and are reflected in “selling, general and administrative expenses” in the accompanying 2006 consolidated statements of operations. The remaining liability for employee termination costs related to this facility closure at December 31, 2006 was insignificant.

In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities, realizing proceeds on the sale of approximately $2.1 million. There was no gain or loss recognized on the sale, as the carrying value of the assets sold was equal to the sales price. We recorded costs of approximately $1.1 million and $689,000, respectively, for exit activities related to this sale during the year ended December 31, 2006 and the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005. Such costs consisted primarily of equipment relocation and reinstallation costs, employee termination costs, and losses on disposal of certain property, plant and equipment and are reflected in “selling, general and administrative expenses” in the accompanying consolidated statements of operations. There was no remaining liability for employee termination costs related to this plant’s sale at December 31, 2006 and the remaining liability for such costs incurred in 2005 was insignificant at December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

We believe the following accounting policies and estimates are critical to understanding our results and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Reclassifications and Comparability of Successor and Predecessor Periods. Certain reclassifications have been made to the 2005 and 2004 Predecessor financial information to conform to the 2006 and 2005 Successor presentation.

Cello-Foil classified certain costs as operating expenses during the Predecessor periods that are classified in cost of sales during the Successor periods. If these costs had been classified using the same policies of the consolidated companies (subsequent to the Consolidation), cost of sales would have been greater, and operating expenses would have been less, by approximately $2.4 million and $4.3 million, respectively, for the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004.

Revenue Recognition. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping items are generally FOB shipping point, unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

Accounts Receivable. Accounts receivable are stated net of the reserve for uncollectible accounts receivable. The estimated reserve for uncollectible accounts receivable is calculated based upon an analysis of all accounts receivable greater than 90 days past due, consideration of customers experiencing financial difficulty, historical loss experience and other factors, such as estimated returns and discounts and allowances.

Inventories. At December 31, 2006 and 2005, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Prior to July 15, 2005, all inventories are stated at the lower of cost or market with cost determined on the last-in, first-out (“LIFO”) method. In connection with the acquisition of Cello-Foil and effective July 15, 2005, we elected to terminate the LIFO method for valuing inventories. The principal reason for the change was to conform to the reporting of the consolidated group (after the Consolidation). Inventories are stated net of the reserve for excess and obsolete inventories. The estimated reserve for excess and obsolete inventories is calculated based on an analysis of all inventory aged greater than one year and other specifically identified excess or obsolete inventories.

Self-Insurance Reserves. The reserves for self-insurance of medical and workers’ compensation claims are estimated by considering a number of factors, including historical experience and claims development under third-party claims administration.

Pension and Postretirement Benefit Obligations. We have significant pension and postretirement obligations that are developed from third-party, actuarial valuations. The actuarial valuations employ key assumptions, which are particularly important when determining our projected liabilities for pension and other postretirement benefits.

Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2006 included: a discount rate of 5.75% to determine benefit obligations and 5.5% rate to determine net periodic benefit cost (income), an expected long-term rate of return of 8.5% and a health care cost trend rate beginning at 9% and grading uniformly to 5% over an eight-year period. Actuarial assumptions used for the period from October 13, 2005 (date of the Consolidation) through December 31, 2005 included: a discount rate of 5.5% to determine benefit obligations and net periodic benefit cost (income), an expected long-term rate of return of 8.5% and a health care cost trend rate beginning at 10% and grading uniformly to 5% over a ten-year period.

We set our discount rate annually in relationship to movements in published benchmark rates (e.g., Moody’s Aa bond rate). The long-term rate of return assumption is based on our targeted asset allocation percentages, historical plan return performance and expected future returns. The ultimate health care cost trend rate of 5% represents our best estimate of the long-term average annual health care cost increase over the duration of the plan’s liabilities.

The allocation, by asset category, of assets of the Retirement Plan at December 31, 2006 was 65.5% equity securities and 34.5% fixed income securities. The allocation of assets at December 31, 2005 was 66.8% equity securities and 33.2% fixed income securities.

During the year ended December 31, 2006 and the period from October 13, 2005 (date of the Consolidation) through December 31, 2005, we had total pension and postretirement income of $169,000 and $34,000, respectively, which is net of interest expense of $2.9 million and $573,000, respectively, at the assumed rate of 5.5%, and includes $3.1 million and $615,000, respectively, of expected returns on plan assets at the assumed rate of 8.5%. During the year ended December 31, 2006, we made contributions of $10,000 to our pension plan. During the period from October 13, 2005 through December 31, 2005, we made no contributions to and we were not required to make contributions to our pension plan. Other than Company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the year ended December 31, 2006 and the period from October 13, 2005 through December 31, 2005. We expect to make contributions of approximately $4.5 million to our pension plan in 2007.

Unrecognized net actuarial gains were approximately $2.0 million at December 31, 2006 and are primarily the result of an increase in the discount rate due to increased market interest rates in 2006. Unrecognized net actuarial losses were approximately $562,000 at December 31, 2005 and are primarily the result of declines in the discount rate due to lower market interest rates in 2005. The amortization period for unrecognized losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87.

The projected liability of these plans will be affected by assumptions regarding inflation, investment returns, market interest rates, changes in the number of plan participants and changes in the benefit obligations, and laws and regulations pertaining to benefit obligations. We annually reevaluate assumptions used in projecting the pension and postretirement liabilities and associated expense (income). These judgments, assumptions and estimates may affect the carrying value of pension plan assets and pension plan and postretirement plan liabilities and pension and postretirement plan expense (income) in our consolidated financial statements. The effect of lowering the assumed discount rate and assumed investment rate of return by 0.25 percentage points would increase the projected benefit obligation at December 31, 2006 by $2.1 million and decrease the benefit income in 2006 by $80,000.

See Note 5 to accompanying Consolidated Financial Statements for additional information on our pension and postretirement plans.

Goodwill and Other Intangible Assets. We account for our goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. Each year we test for impairment of goodwill according to a two-step approach. In the first step, we test for impairment of goodwill by estimating the fair values of our reporting units using the present value of future cash flows approach. If the carrying amount exceeds the estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Income Taxes. Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Results of Operations

The following presents an overview of the results of operations for the year ended December 31, 2006 (Successor), the period from July 15, 2005 to December 31, 2005 (Successor), the period from January 1, 2005 to July 14, 2005 (Predecessor) and the year ended December 31, 2004 (Predecessor). The financial results for the period from January 1, 2005 to July 14, 2005 and the year ended December 31, 2004 (Predecessor) present only the results of operations of Cello-Foil, which was acquired on July 14, 2005, and do not present the results of operations of TPG or Exopack, which were acquired on September 7, 2005 and October 13, 2005, respectively, and do not give effect to the TPG or Exopack acquisitions prior to the date of completion of those acquisitions. For a discussion of our acquisitions of Cello-Foil, TPG and Exopack (which we collectively refer to throughout this annual report as the “Consolidation”), please see the sections entitled “Business—The Transactions” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Overview”.

Year Ended December 31, 2006 and Periods from July 15, 2005 to December 31, 2005 (Successor Period) and January 1, 2005 to July 14, 2005 (Predecessor Period)

	Year Ended December 31, 2006		Period from July 15, 2005 to December 31, 2005		Period from Jan. 1, 2005 to July 14, 2005
	(successor)				(predecessor)
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
			(dollar amounts in millions)
Income Statement Data:
Net sales	$655.4	100.0%	$163.4	100.0%	$37.1	100.0%
Cost of sales	583.3	89.0	149.1	91.2	32.7	88.1
Operating expenses	48.0	7.3	12.9	7.9	9.8	26.4
Interest expense (income)	27.3	4.2	5.8	3.5	(0.2)	(0.5)
Loss on early extinguishment of debt	4.0	0.6	—	—	—	—
Other expense (income), net	—	—	(0.1)	—	—	—

Loss before income taxes	7.2	1.1	4.3	2.6	5.2	14.0
Benefit from income taxes	2.3	0.4	1.5	0.9	1.7	4.5

Net loss	$4.9	0.7%	$2.8	1.7%	$3.5	9.4%

Year Ended December 31, 2006 (Successor Period)

Net Sales. Net sales for the year ended December 31, 2006 increased significantly over the same period of 2005 due primarily to additional volume associated with the acquisition of TPG in September 2005 and the acquisition of Exopack in October 2005. Exopack, Cello-Foil, and TPG contributed net sales of $552.3 million, $83.7 million and $19.4 million, respectively, during the year ended December 31, 2006. Our customer base increased from approximately 50 customers under Cello-Foil to approximately 1,800 customers under the newly-consolidated company.

Cost of Sales. Cost of sales for the year ended December 31, 2006 increased significantly over the same period of 2005 due primarily to additional volume associated with the acquisitions of TPG and Exopack. Exopack, Cello-Foil, and TPG had cost of sales of $486.1 million, $74.7 million and $22.5 million, respectively, during the year ended December 31, 2006. Cost of sales for the year ended December 31, 2006 were impacted by certain reclassifications of costs, and manufacturing inefficiencies related to the transfer of business from closed facilities and the consolidation of our Canadian facilities. Certain expenses of Cello-Foil of approximately $2.4 million which were previously considered operating expenses during the predecessor period, were classified as cost of sales during the year ended December 31, 2006 to conform to our financial statement presentation after the Consolidation. The fiscal year ended December 31, 2006 also included approximately $2.0 million in charges related to manufacturing inefficiencies incurred as a result of the transfer of business from closed facilities and the consolidation of our Canadian facilities.

We are beginning to realize some reductions in certain raw material costs as a percentage of net sales as a result of synergies resulting from the Consolidation, the effect of which has offset the effect of increased costs noted above. Also, cost of sales as a percentage of net sales decreased during 2006, compared to the period from July 15, 2005 to December 31, 2005, partially as a result of the negative impact on cost of sales during the 2005 period resulting from a $4.7 million step-up of inventory to fair value at the respective acquisition dates as required under SFAS No. 141, Business Combinations.

Operating Expenses. Operating expenses during the year ended December 31, 2006 increased significantly over the same period of 2005 due primarily to the addition of Exopack’s corporate and selling cost structure. The period also included approximately $2.8 million in charges related to the shutdown of two of our manufacturing facilities (see “Exit and Disposal Activities” for further discussion) and $3.4 million in charges resulting from our continuing efforts to combine and streamline certain operations of our two plastic-based packaging Canadian facilities (primarily costs associated with moving and re-installing equipment). These increases were partially offset by approximately $2.4 million of expense at Cello-Foil, previously considered operating expenses during the predecessor period, which were classified as cost of sales during the successor period to conform to our financial statement presentation after the Consolidation.

Interest Expense, net. Interest expense during the year ended December 31, 2006 resulted primarily from the new debt structure put in place in connection with the Consolidation in October 2005 and the refinancing of that debt with the proceeds from the issuance of $220.0 million principal amount of 11 1/4 % senior notes on January 31, 2006 and borrowings during the period under a new revolving credit facility entered into on January 31, 2006. See “Liquidity and Capital Resources—Capital Resources” for further explanation of our debt structure.

Loss on Early Extinguishment of Debt. We recorded a charge to earnings of $4.0 million during the year ended December 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and subordinated term loans. This debt was refinanced in January 2006.

Income Tax Expense. The income tax benefit for the year ended December 31, 2006 resulted from a loss before income taxes of $7.2 million. Our effective income tax rate was 32% during the period.

Reportable Segments. Our paper packaging segment had net sales of $336.7 million and operating income of $26.7 million for the year ended December 31, 2006. The plastic packaging segment had net sales of $318.7 million and operating income of $20.1 million for the year ended December 31, 2006. See Note 11 of the consolidated financial statements included in this annual report on Form 10-K for further discussion of segment data.

Period from July 15, 2005 to December 31, 2005 (Successor period)

	July 15, 2005 to December 31, 2005
	$	% of Sales
	(Successor)
	(dollar amounts in millions)
Income Statement Data:
Net sales	$163.4	$100.0%
Cost of sales	149.1	91.2
Operating expenses	12.9	7.9
Interest expense, net	5.8	3.5
Other income, net	0.1	—

Loss before income taxes	4.3	2.6
Income tax benefit	1.5	0.9

Net loss	$2.8	$1.7%

Net Sales. Net sales for the Successor period increased significantly over the Predecessor period due primarily to additional volume associated with the acquisition of TPG on September 7, 2005 and the acquisition of Exopack on October 13, 2005. Exopack, Cello-Foil, and TPG contributed net sales of $122.1 million, $33.4 million and $7.9 million, respectively, during the Successor period. Our customer base increased from approximately 50 customers under Cello-Foil to approximately 1,800 customers under the consolidated company.

Cost of Sales. Cost of sales for the Successor period increased significantly over the Predecessor period due primarily to additional volume associated with the acquisition of TPG and the acquisition of Exopack. Exopack, Cello-Foil, and TPG had cost of sales of $110.8 million, $30.6 million and $7.7 million, respectively, during the Successor period. Overall, cost of sales as a percentage of net sales increased over the Predecessor period primarily as a result of the negative impact on cost of sales resulting from $4.7 million step-up of inventory to fair value at the respective acquisition dates as required under SFAS No. 141, Business Combinations. In addition, certain expenses of Cello-Foil of approximately $1.5 million, which were previously considered operating expenses during the Predecessor period, were classified as cost of sales during the Successor period to conform to the financial statement presentation after the Consolidation. Also, during the Successor period, raw material prices for the plastic packaging segment increased dramatically ($0.32 per pound between July and November, or approximately 68%) due primarily to the negative impact on polyethylene supply caused by the 2005 hurricane season. This raw material price increase resulted in lower margins late in the year (we do not currently engage in the hedging of commodities, as discussed further in Item 7A of this Annual Report). The increased costs above were partially offset during the Successor period by adding the significantly greater volume of Exopack’s generally higher margin business.

Operating Expenses. Operating expenses increased significantly over the Predecessor period due primarily to the addition of Exopack’s corporate and selling cost structure. The Successor period included approximately $2.0 million in charges consisting primarily of severance paid to certain employees who were terminated due to synergies resulting from the acquisitions and charges related to the shutdown of one of our manufacturing facilities. Approximately $1.5 million in expenses of Cello-Foil, previously considered operating expenses during the Predecessor period, were classified as cost of sales during the Successor period to conform to the financial statement presentation after the Consolidation.

Interest Expense, Net. Interest expense increased significantly over the Predecessor period due primarily to the new debt structure put in place in association with the Consolidation. See “Capital Resources” section for further explanation of our debt structure.

Income Tax Expense. The income tax benefit resulted from a loss before income taxes of $4.3 million. Our effective income tax rate was 36%.

Reportable Segments. Our paper packaging segment had net sales of $75.6 million and operating income of $2.7 million for the period from July 15, 2005 to December 31, 2005 and the plastic packaging segment had net sales of $87.8 million and operating income of $2.1 million for the same period. See Note 11 of the consolidated financial statements included in this annual report for further discussion of segment data.

Period from January 1, 2005 to July 14, 2005 (Predecessor period)

	January 1, 2005 to July 14, 2005
	$	% of Sales
	(Predecessor)
	(dollar amounts in millions)
Income Statement Data:
Net sales	$37.1	100.0%
Cost of sales	32.7	88.1
Operating expenses	9.8	26.4
Interest income, net	0.2	0.5

Loss before income taxes	5.2	14.0
Income tax benefit	1.7	4.5

Net loss	$3.5	9.4%

Net Sales. Four customers accounted for approximately 88% of our net sales during the Predecessor period. Net sales increased by approximately 9% over the similar prior year period primarily due to continued sales growth with our largest customers due to penetration into these customers’ other manufacturing facilities and product divisions, as well as increased sales from the addition of three new customers.

Cost of Sales. Cost of sales increased primarily as a result of increased sales volume, which generated higher material, labor, and other variable manufacturing costs. Cost of sales as a percentage of net sales increased in the Predecessor period due primarily to increased health care costs and increased utilities costs due to higher natural gas prices.

Operating Expenses. Operating expenses included approximately $6.3 million in change in control expenses, of which approximately $5.4 million related to payments made to Cello-Foil’s former stockholders in accordance with certain employment agreements entered into prior to the sale of Cello-Foil. Approximately $0.9 million of these operating expenses related to other non-recurring charges comprised mostly of professional fees incurred in connection with the sale of Cello-Foil. Remaining operating expenses of $3.5 million (9.4% of net sales) were consistent with prior experience.

Interest Income, Net. Interest income during the Predecessor period consisted primarily of interest income on investment securities we held during the Predecessor period.

Income Tax Benefit. The income tax benefit resulted from a loss before income taxes and represented an effective tax rate of 33%. In accordance with the stock purchase agreement pursuant to which Cello-Foil was acquired, the former stockholders of Cello-Foil are to receive the federal income tax portion of this benefit upon realization of the net operating losses.

Reportable Segment. Prior to the Consolidation, we operated in the plastic packaging segment exclusively. Therefore, the results of operations discussed above for the period from January 1, 2005 to July 14, 2005 should also be viewed as a discussion of our plastic packaging segment.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2006 (Successor Period)

Cash flows provided by operating activities for the year ended December 31, 2006 were $9.7 million, primarily due to cash provided from earnings of $13.8 million (net loss of $4.9 million adjusted to exclude the effect of non-cash charges and benefits for depreciation and amortization expense of $15.7 million, a loss on early extinguishment of debt of $4.0 million, losses on impairment, sales and disposition of property, plant and equipment of $1.4 million, and a deferred income tax benefit of $2.4 million), which was partially offset by a build in inventory levels due primarily to increased quantities in response to increased customer demands during the period of $6.7 million.

Cash flows used in investing activities for the year ended December 31, 2006 were $17.5 million, primarily comprised of capital expenditures related to acquisitions of machinery and equipment.

Cash flows used in financing activities for the year ended December 31, 2006 were $0.7 million. We repaid all debt outstanding under a former senior credit facility and subordinated term loans outstanding at December 31, 2005 with the proceeds from the issuance of $220.0 million in notes on January 31, 2006, a $15.0 million capital contribution from our parent and with borrowings under our new revolving credit facility entered into on January 31, 2006. We also paid approximately $9.3 million in deferred financing costs related to the Notes and revolving credit facility during the period.

Cash Flows (July 15, 2005 to December 31, 2005—Successor period)

Cash flows provided by operating activities for the period from July 15, 2005 through December 31, 2005 were $23.2 million, primarily due to increased accounts payable and increased accrued interest. We incurred significant accounts payable build subsequent to the Consolidation due to the timing of payments immediately preceding the Consolidation, as well as a change in payment policies. Accrued interest increased as a result of the debt structure put in place in connection with the Consolidation.

Cash flows used in investing activities for the period from July 15, 2005 through December 31, 2005 were $307.1 million, primarily comprised of the overall acquisition cost of the Consolidation, net of cash acquired, of $306.2 million.

Cash flows provided by financing activities for the period from July 15, 2005 through December 31, 2005 were $292.8 million, primarily due to fundings for the Consolidation ($236.6 million from bridge and term loans and $57.0 million in capital contributions from our parent).

Cash Flows (January 1, 2005 to July 14, 2005 and the Year Ended December 31, 2004—Predecessor periods)

Cash flows provided by operating activities for the period from January 1, 2005 through July 14, 2005 were $12.4 million, primarily comprised of the liquidation of investment securities in order to pay dividends to the former stockholders of Cello-Foil prior to the sale of Cello-Foil (see cash flows used in financing activities below) and an increase in accounts payable due to anticipated change in control payments to the former stockholders of Cello-Foil in association with the sale of Cello-Foil. Cash flows from operating activities were $0.5 million for the year ended December 31, 2004. Cash flows from operating activities for the year ended December 31, 2004 were reduced from similar prior periods primarily due to increased accounts receivable related to negotiated extended payment terms, effective January 1, 2004, with two key customers.

Cash flows used in investing activities primarily consisted of capital expenditures during the period from January 1, 2005 to July 14, 2005 and the year ended December 31, 2004. The amount of our capital expenditures varies from year to year based upon strategic business expansion opportunities, maintenance needs of existing equipment, safety improvements, cost reduction and technology needs. Cash flows used in investing activities for the period from January 1, 2005 through July 14, 2005 were $0.5 million, primarily comprised of maintenance-related expenditures on existing equipment. Cash flows used in investing activities were $0.3 million for the year ended December 31, 2004. In 2004, the only capital expenditures performed were maintenance-related expenditures on existing equipment.

Cash flows used in financing activities primarily consisted of payments on long-term debt and dividends paid to former stockholders of Cello-Foil. Cash flows used in financing activities for the period from January 1, 2005 through July 14, 2005 were $10.7 million, comprised of the payment of dividends to the former stockholders of Cello-Foil in anticipation of the sale of Cello-Foil. Cash flows used in financing activities were $0.7 million for the year ended December 31, 2004, consisting primarily of dividend payments to the former stockholders of Cello-Foil.

Capital Resources

11 1/4% Senior Notes due 2014

On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11 1/4 % Senior Notes due 2014. Pursuant to an exchange offer, we exchanged all of the 11 1/4 % Senior Notes for 11 1/4 % Senior Notes registered under the Securities Act of 1933 (the “Notes”). The Notes mature on February 1, 2014 and bear interest at 11 1/4 % per annum payable in semi-annual installments on February 1 and August 1 of each year, with the first payment made on July 31, 2006.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries. The Notes and the guarantees rank senior to all of our and our guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our senior secured revolving credit facility (see description below), to the extent of the value of the assets securing that indebtedness.

At any time prior to February 1, 2010, we may redeem the Notes, in whole or in part, at a price equal to 100.0% of the principal amount thereof, plus a “make-whole premium,” plus accrued and unpaid interest to the date of redemption. On or after February 1, 2010, we may redeem the Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest to the date of redemption. In addition, prior to February 1, 2009, we may redeem up to 35.0% of the aggregate principal amount of the Notes with the proceeds of certain qualified equity offerings at a redemption price equal to 111.25% of the principal amount, plus accrued and unpaid interest to the date of redemption. If we experience a change of control, we may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest to the date of redemption.

The indenture governing the Notes contains covenants that limit our ability to, among other things: (1) incur additional indebtedness or issue preferred stock, (2) pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness, (3) make investments, (4) sell assets and issue capital stock of restricted subsidiaries, (5) incur liens, (6) enter into agreements restricting our subsidiaries’ ability to pay dividends, (7) enter into transactions with affiliates and (8) consolidate, merge or sell all or substantially all of our assets.

Senior Secured Asset-Based Revolving Credit Facility

On January 31, 2006, we entered into a five-year revolving credit facility, which provides us with up to $45.0 million in available borrowings, subject to borrowing base limitations as defined in the agreement. The revolving credit facility includes a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million, or the Canadian dollar equivalent. A reserve is established against availability in the U.S. for the U.S. dollar equivalent of any amounts outstanding under the Canadian subfacility. Our revolving credit facility contains certain customary affirmative and negative covenants that restrict our ability to, among other things: incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. Approximately $10.0 million of this revolving credit facility was outstanding as of December 31, 2006 and approximately $30.9 million was available for borrowings under the facility at December 31, 2006.

Liquidity and Capital Outlook

Based on the terms of the Notes as described above, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2007, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2007 will be approximately $18.0 million to $19.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our revolving credit facility. Approximately $10.0 million of borrowings were outstanding under our revolving credit facility as of December 31, 2006. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under the new revolving credit facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

As noted above, both the indenture governing the Notes and the credit agreement governing our revolving credit facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The revolving credit facility matures after five years, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

One of our potential growth strategies is growth through acquisitions. We believe that cash on hand, cash generated from operations, and the available borrowing capacity under our revolving facility will enable us to support this strategy. Although we currently have no intent to do so, we may require additional financing in order to pursue our growth strategy. Although we believe that we have excess borrowing capacity beyond our current credit lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to us.

Although the ultimate determination of whether to pay dividends is determined by the indenture, our revolving credit facility, and the discretion of the board of directors, we have no plans to pay dividends.

Contractual Obligations

The following table summarizes the scheduled payments under our contractual and other commitments at December 31, 2006.

	Payments Due by Period
Contractual Obligations	Total	2007	2008-2009	2010-2011	Beyond 2011
	(dollar amounts in millions)
Debt obligations:
Senior Notes due 2014	$220.0	—	—	—	$220.0
Senior Revolving Credit Facility	10.0	$10.0	—	—	—
Term Loan	0.2	—	$0.1	$0.1	—

Total debt obligations	230.2	10.0	0.1	0.1	220.0
Pension funding obligations(1)	7.8	4.5	2.2	1.1	—
Operating lease obligations	12.4	3.2	4.2	2.4	2.6
Interest payments(2)	185.7	24.8	49.5	49.5	61.9

Total contractual obligations	$436.1	$42.5	$56.0	$53.1	$284.5

(1)	Represents currently estimated amounts.
(2)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Recently Issued Accounting Pronouncements

Following is a summary of the more significant recently issued financial accounting pronouncements:

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. CPG Finance, Inc., the sole stockholder of our sole equity owner, granted stock options to officers and certain key employees in December 2005 and May and July 2006. As permitted under SFAS No. 123, we accounted for those stock options granted in 2005 under APB Opinion No. 25. SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to options issued and outstanding as of December 31, 2005. It also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. In May and July 2006, certain of our key employees were granted options to purchase non-voting common shares of CPG, and we recorded compensation expense of approximately $18,000 related to such options during the fiscal year ended December 31, 2006, in accordance with the requirements of SFAS No. 123(R).

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 3, Chapter 4 which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recorded as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement during our fiscal year ended December 31, 2006 did not have a significant effect on our financial statements.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have a commercial substance. The adoption of this statement during our fiscal year ended December 31, 2006 did not have a significant effect on our financial statements.

The FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. The adoption of this statement during our fiscal year ended December 31, 2006 did not have a significant effect on our financial statements.

The FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We are required to adopt this statement effective the first quarter of 2008, and are currently evaluating the impact the new standard will have on our financial statements.

The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We are required to adopt this statement during 2007, and we do not expect the new standard to have a significant impact on our financial statements. See Note 5 for additional disclosures for our defined benefit pension and other postretirement plans.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact this new standard will have on its financial instruments.

The SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach”, quantification of errors are required under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. This pronouncement did not have an effect on our financial statements during the year ended December 31, 2006.

The FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this standard in the first quarter of 2007 is not expected to have a significant effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our revolving credit facility. Borrowings under our revolving credit facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our revolving credit facility. Interest accrues on amounts outstanding under our revolving credit facility’s Canadian subfacility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the revolving credit facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of December 31, 2006, $10.0 million was outstanding under the revolving credit facility and accruing interest at a rate of approximately 7.1% per annum. Based on this amount of borrowings under the revolving credit facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by $100,000.

Commodity Prices. We purchase commodities, such as paper, resin, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We monitor the correlation between commodity prices and our selling prices and will continue to consider hedging alternatives in the future to reduce the effect of price fluctuations.

Currency and Exchange Rates. Substantially all of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. Since substantially all of our major inflows and outflows are denominated in U.S. dollars, we believe we are not exposed to significant foreign currency exchange risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial data are listed under Item 15(a) and filed as part of this Annual Report on Form 10-K. See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act).

Fiscal 2007. In 2007, we plan to engage a consulting services firm to assist our management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become fully applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our amended and restated certificate of incorporation and bylaws provide that our business is to be managed by, or under the direction of, our board of directors. Our bylaws provide that directors are elected at our annual meeting to serve until the subsequent annual meeting of our stockholders or until their earlier resignation or removal. There are currently four vacancies on our board of directors. Pursuant to our bylaws, the board of directors may fill these vacancies or, alternatively, may reduce the size of the board to eliminate these vacancies. As of the date of this annual report, the board of directors has not taken any action with respect to these vacancies. Our officers serve at the pleasure of our board of directors.

The names of the persons who now serve as our directors and executive officers, as well as other key employees, are set forth below:

Name	Age	Position
Executive Officers
Jack E. Knott	52	Chairman, President, Chief Executive Officer, Secretary and Director
Jonathan D. Heard	37	Chief Financial Officer, Treasurer, Assistant Secretary and Senior Vice President

Other Key Employees
Fred Crowe	57	Senior Vice President and General Manager
Robert H. Arvanites	41	Senior Vice President and General Manager
Gerard J. Ferguson	42	Senior Vice President of Corporate Administration

Directors
Clarence E. Terry	60	Director
R. Lynn Skillen	50	Director
Kevin J. Calhoun	46	Director

The following information summarizes the business experience of each of our executive officers, key employees and directors:

Jack E. Knott was named our Chairman, President and Chief Executive Officer in October 2005. From August 2003 until joining us, Mr. Knott served as a Manager of Ronin Partners, LLC. From 1997 to August 2003, Mr. Knott served in various executive positions at Huntsman Packaging Corp. and as the Chief Executive Officer of Pliant Corporation, its successor. Mr. Knott has over 28 years of experience in the packaging industry, including serving in numerous senior management positions, including Chairman of the Flexible Packaging Association, President of Rexene Products and President of CT Films, among other positions.

Jonathan D. Heard was named our Chief Financial Officer on December 13, 2006. Mr. Heard joined our company in January 2002 and served as Corporate Controller from that time until December 13, 2006. Prior to joining us, Mr. Heard served as Vice President, Business Development for a start up internet company. Prior to that, Mr. Heard practiced public accounting for six years with KPMG LLP and Deloitte & Touche LLP.

Fred Crowe has served as our Senior Vice President and General Manager since October 2005. Mr. Crowe has also served as Exopack’s Senior Vice President and General Manager from August 2003. Prior to joining Exopack, from June 2002 to August 2003, Mr. Crowe served as President and Chief Executive Officer of American Fuji Seal, a flexible label manufacturer based in Bardstown, Kentucky. From February 2000 to June 2002, Mr. Crowe was President of North America Hygiene/Medical, BBA Group PLC (London, England), a non-woven fabric manufacturer based in Simpsonville, South Carolina, where he managed six manufacturing facilities and its North American business. From January 1977 to February 2000, Mr. Crowe was employed by Printpack Inc, most recently as Vice President of Sales, Marketing and Technology for Printpack’s US Flexibles’ business, where he managed over 100 sales, marketing and product development professionals serving 11 plants.

Robert H. Arvanites has been with Exopack since its inception in August 2001 and currently serves as Senior Vice President and General Manager. Prior to joining Exopack, Mr. Arvanites held various sales positions with Union Camp Corporation, including Consumer Group Sales Manager from 1997-July 2001 and Sales Manager for its St. Louis, Missouri facility from 1995 to 1997.

Gerard J. Ferguson was named our Senior Vice President of Corporate Administration on December 13, 2006. Prior to that, Mr. Ferguson served as our Vice President of Human Resources since October 2005. Mr. Ferguson has also served as Exopack’s Vice President of Human Resources from its inception in August 2001. Prior to joining Exopack, Mr. Ferguson held numerous positions at Union Camp Corporation, most recently as Director of Human Resources from 1998 through August 2001.

Clarence E. (“Bud”) Terry has been a member of our Board of Directors since October 2005. Mr. Terry has served as Managing Director of Sun Capital Partners, Inc. since September 1999, and has more than 32 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. Mr. Terry is also a director of SAN Holdings, Inc., LOUD Technologies, Inc., Catalina Lighting, Horsehead Holding Corp., Indalex Holdings Finance, Inc., Real Mex Restaurants, Inc. and a number of private companies.

R. Lynn Skillen was appointed Director and Chairman of the Audit Committee on December 20, 2006. Mr. Skillen has served as Senior Vice President of Sun Capital Partners, Inc. since June 2006, and has more than 30 years of experience in finance and operations. Prior to joining Sun Capital as Vice President in November 2002, Mr. Skillen served as Chief Financial Officer of two Sun Capital portfolio companies (Catalina Lighting, Inc. and Celebrity, Inc.). He also served as Vice President-Finance of Dollar Car Rental from September 1997 to March 1998 and as Chief Financial Officer of Snappy Car Rental, Inc. from October 1994 to September 1997. Prior to 1994, Mr. Skillen spent 16 years at Safelite Auto Glass, serving in several finance and operations management positions. Mr. Skillen is also a director of Catalina Lighting, Inc., LOUD Technologies, Inc., and a number of private companies.

Kevin J. Calhoun was elected to our Board of Directors in October 2006. Mr. Calhoun has been employed by Sun Capital Partners, Inc. since 2000, and currently serves as its Senior Vice President and Chief Financial Officer. Mr. Calhoun previously served as Chief Financial Officer of Sun Capital Partners, Inc.’s first affiliated portfolio company. Mr. Calhoun has 23 years of operating, accounting and tax, management information systems, and risk management experience. Prior to joining Sun Capital Partners, Inc., he served as Chief Financial Officer of a publicly-held technology company and Controller for a privately-owned distribution business. He was also with Ernst & Young for ten years, most recently as a Senior Manager in its audit department. Currently, he also serves as a director of LOUD Technologies, Inc., which is a publicly-held company.

Audit Committee

The audit committee of our board of directors is currently composed of two members, Lynn Skillen and Kevin Calhoun. We are not required by the rules of any stock exchange or securities association to have an audit committee comprised of independent directors nor are we required to designate an audit committee financial expert. Nevertheless, our Board of Directors may designate a member of its audit committee to be an audit committee financial expert in the future should it be deemed to be appropriate.

Our board of directors currently does not have any other committees.

Compensation Committee Interlocks and Insider Participations

We do not currently have a compensation committee. Jack Knott, our Chief Executive Officer and President and current member of our board of directors, participated in deliberations with our board of directors concerning executive officer compensation.

Code of Ethics

Our board of directors plans to adopt a code of ethics applicable to our principal executive, financial, and accounting officers and persons performing similar functions, but has not yet done so. Because our equity securities are not registered under the Exchange Act or subject to the listing rules of any stock exchange or automated quotation system, we are not required to have a code of ethics at this time.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Leadership and motivation of our executive officers are critical to our long-term success. Our executive officer compensation program is intended to enable us to attract, retain, develop and reward key executive officers who are primarily responsible for our long-term success. Our executive officer compensation program enhances our ability to attract the talent to compete in our industry and deliver the superior products and service our customers demand. Our compensation program also seeks to align these officers’ compensation with our operating performance profitability.

The elements of our compensation program for executive officers consist of:

•	Base Salary Component

•	Short-Term Incentive Compensation

¡	Annual bonuses under our Management Incentive Program

•	Long-Term Component

¡	Stock option grants twice a year, with options vesting 20% per year over five years

•	Benefits and Perquisites Component

¡

Safe Harbor 401(k) defined contribution retirement plan matches 100% on the first three percent of employees’ contributions and matches 50% on the next fourth and fifth percent of employees’ contributions (no executive participates in an active defined benefit pension plan, however certain executives continue to participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation)

¡	Perquisite Benefits

¡	Separation Benefit Agreements

Our executive compensation program is designed to reward individual and group contributions which produce desired results and to attract, retain, develop and reward the team necessary to deliver desired results to our customers, shareholders and employees.

Salaries and competitive benefits allow our executive officers to focus primarily on attaining business objectives. Incentives and variable compensation provides motivation to meet and exceed individual and group expectations and increase the value of the business. Our compensation program is guided by the following fundamental principles:

•	provide a base level of compensation and benefits to attract and retain high quality executives;

•

provide incentives to achieve short-term and long-term profitability and growth, and reward strong performance of the Company, the business operations for which the officer is responsible, and the individual; and

•	allow us to compete with other organizations nationwide for executive talent.

Compensation Process

All executive officer compensation decisions at Exopack are made by the Board of Directors. We do not currently have a compensation committee because we feel it is beneficial to have our entire board of directors participate in discussions and decision-making concerning executive compensation. Therefore, each member of our Board of Directors participates in discussions and decisions relating to executive compensation. Each year the Board of Directors reviews and evaluates the compensation paid to our executive officers and determines the base salary and target bonus for each executive officer. The Board of Directors also meets twice a year to determine the number of stock options granted to executive officers and other key employees.

In determining the total compensation for each executive officer, the Board of Directors considers industry, internal and local market compensation data and our Board of Director’s own assessment of the executive officer’s performance, the executive officer’s expectations and other factors it deems relevant.

Data gathered from public Securities & Exchange Commission filings of other companies in our industry and other public sources regarding compensation are compiled and presented to the Chief Executive Officer by the Senior Vice President of Corporate Administration along with recommended adjustments.

The Chief Executive Officer reviews and seeks approval from our Board of Directors prior to implementing adjustments.

Elements of Compensation

Weighting of Elements. The use and weight of each compensation element is based on a subjective determination by the Board of Directors of the importance of each in meeting our overall objectives. In general, we seek to put a significant amount of each executive officer’s total potential compensation “at risk” based on corporate and business unit performance. Stock options provide long-term incentives to increase company profitability, as well as a retention mechanism for highly-valued executive officers. In general, our Board of Director’s intention is to grant competitive equity compensation awards.

Base Salary. The Board of Directors generally reviews and approves base salaries for executive officers annually and in connection with promotions or changes in responsibilities. When determining salaries, the Board of Directors takes into account industry, internal and local market compensation data, as well as each individual’s job responsibility, experience level, individual performance, the amount and nature of the other compensation paid to the executive officer and the executive officer’s own expectations. Each executive officer’s salary is reviewed annually and adjustments may be made when appropriate to reflect competitive market factors and the individual factors described above.

Short-Term Incentive Compensation.

Management Incentive Program. We have established a Management Incentive Program for executive officers that provides for the payment of bonuses to motivate and reward achievement of corporate objectives. The plan satisfies the requirements of Section 162(m) of the Internal Revenue Code for shareholder-approved, performance-based compensation. Our Board of Directors generally reviews and approves the structure of the Management Incentive Program at the beginning of the year. In setting the structure and the amount of the overall bonus target, the Board of Directors considers our strategic goals and plan, our operational and financial budget, and other factors, all of which are designed to improve company profitability. The maximum bonus payable to any executive officer under the plan for a calendar year is 100% of base salary.

The amount of the target bonus for each particular executive officer is based on substantially the same factors as those factors used to determine salaries. The amount of the actual bonus paid under the plan to each executive officer is based on job responsibility, focus areas and primary accountabilities. The maximum payout to each executive officer is twice the officer’s bonus target when a target of 115% or more of our financial target is reached. Plan objectives are based on our and/or our business unit’s adjusted earnings before interest, taxes, depreciation and amortization.

Board Discretion. Our Board of Directors has the authority to change the design of the program at any time.

Equity-Based Incentives.

General Approach to Equity Incentives and Stock Option Grants. Equity-based incentives represent a direct link between executive officer compensation and company profitability. In light of this, we believe that offering equity incentives to our executive officers that become more valuable if the value of our common stock increases provides an appropriate additional incentive to the executive officers to work toward this goal. Our equity-based incentive plan involves the grant of options to purchase shares of the non-voting common stock of CPG Finance, Inc., an affiliate of Sun Capital and the sole equity owner of Exopack Key Holdings, LLC, our sole stockholder. In order to determine the amount and nature of the equity incentives to be granted to an executive officer, the Board of Directors considers, in addition to the factors described above, awards previously granted to each individual, each individual’s accumulated vested and unvested awards, the current value and potential value over time using stock appreciation assumptions for vested and unvested awards, the vesting schedule of the individual’s outstanding awards, comparison of individual awards between executive officers and in relation to other compensation elements and total accounting expense. Options granted under our stock option plan have exercise prices which reflect the fair market value of our common stock based on the most recent common stock valuation.

Vesting. All of our equity incentives are subject to vesting. Stock options granted to executive officers in 2005 vest over a period of five years, with 20% vesting one year following the established vesting date and 20% vesting per year for the remaining four years on that established vesting date.

The delayed vesting of our stock options provides a significant incentive for executive officers to remain with the Company through the vesting period, particularly if our stock value has increased since the incentive was granted and/or is anticipated to increase in the future.

Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and non-executive employees on a semi-annual basis, usually in the first and third quarters of each year. In 2006, equity incentives were granted in the second and third quarters. Under our current policies, annual equity incentives are granted at the Board of Director’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the Board of Directors at the meetings, and the exercise price per share for each stock option granted is the per share fair market value based on the most recent valuation of the underlying common stock. We also periodically grant equity incentives on dates other than the date of the semi-annual grants to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes.

We have no program or practice to time equity incentive grants in connection with the release of material non-public information.

Benefits and Perquisites. We provide our executive officers with benefits and perquisites consistent with what other similar companies provide. In 2006, executive officers were offered other benefits that were substantially the same as those offered to all employees. These benefits included a 401(k) defined contribution retirement plan and medical, dental, disability and life insurance.

Substantially all of our employees with more than 31 days’ service participate in our 401(k) defined contribution retirement plan. We have historically made discretionary matching contributions. Our Board of Directors determines all contributions to the 401(k) plan.

One member of executive management, the Senior Vice President and General Manager of our paper segment, receives reimbursement for country club dues. The primary reason for the club membership is for the development and fostering of customer relationships.

Severance Arrangements

Severance Arrangements. Our Chief Executive Officer and other Named Executive Officers have Separation Benefit Agreements which provide for payment of one year of base compensation paid on a monthly basis and a pro-rata payment of amounts earned under our Management Incentive Program, if an employee is involuntarily terminated for reasons other than cause. This includes termination as a result of change in control (see additional discussion regarding separation arrangements below).

Tax and Accounting Considerations

Deductibility of Executive Compensation. Our Board of Directors reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code when determining the compensation of executive officers. Section 162(m) limits the amount that we may deduct for compensation paid to the Chief Executive Officer and to each of our four most highly compensated officers to $1,000,000 per person, unless certain exemption requirements are met. We believe that compensation paid under our executive officer incentive plans are generally fully deductible for federal income tax purposes. In various situations, however, the Board of Directors may approve compensation that will not meet these requirements as a means to ensure competitive levels of total compensation for its executive officers. In any event, the Board of Directors intends to maintain an approach to executive officer compensation that strongly links pay to performance.

Compensation Analysis

Upon completion of the Consolidation on October 13, 2005, Jack Knott and David Rawden were appointed by the Board. On December 13, 2006, the Board accepted the resignation of David Rawden as Chief Financial Officer and appointed Jonathan Heard as our new Chief Financial Officer. The following table presents information concerning compensation earned in 2006.

Summary of Cash and Certain Other Compensation

The following table sets forth the compensation earned by our Chief Executive Officer, each person who served as our Chief Financial Officer in 2006, and the next three highest-paid persons who served as an executive officer in 2006 for services rendered in all capacities to us and our subsidiaries for 2006. The individuals named in this table will be subsequently referred to as the “Named Executive Officers.” Effective December 13, 2006, the Board accepted the resignation of David Rawden as Chief Financial Officer and appointed Jonathan Heard as our new Chief Financial Officer.

Name And Principal Position (a)	Year (b)	Salary ($) (c)	Bonus(1) ($) (d)	Option Awards(2) ($) (e)	Change in Pension Value(3) ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Jack Knott Chairman, President and Chief Executive Officer	2006	$420,000	$189,210	$—	N/A	$—	$609,210

David Rawden Chief Financial Officer(4)	2006	$270,000	$85,145	$—	N/A	$—	$355,145

Jonathan Heard Chief Financial Officer(5)	2006	$133,025	$27,246	$9,645	($265)	$—	$169,651

Fred Crowe Senior Vice President and General Manager	2006	$245,100	$60,607	$96,451	N/A	$—	$402,158

Robert H. Arvanites Senior Vice President and General Manager(6)	2006	$209,850	$105,383	$38,580	($1,615)	$4,200	$356,398

Gerard J. Ferguson Senior Vice President of Corporate Administration(7)	2006	$168,325	$47,303	$48,225	($1,245)	$—	$262,608

(1)	Named Executive Officers are eligible for bonuses based on earnings performance of the business.
(2)	These amounts represent payments resulting from the Consolidation and relating to stock options held by these respective Named Executive Officers at the time of the Consolidation. There have been no exercises of stock options granted since the Consolidation to the Named Executive Officers (see “Stock Option Grant Agreements” below).
(3)	These amounts represent the change in value of accumulated benefits under the Retirement Plan of Exopack, LLC (the “Retirement Plan”). We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of the date the Retirement Plan was frozen. Decreases in value in 2006 resulted primarily from an increase in the discount rate used to measure pension obligations during 2006 and increases in value in the Successor period of 2005 represent an increase in value primarily due to the accretion of interest on the accumulated benefit.
(4)	David Rawden resigned as our Chief Financial Officer on December 13, 2006.
(5)	Jonathan Heard was appointed Chief Financial Officer on December 13, 2006. Prior to this, he served as our Corporate Controller. Compensation figures contained in this table relate primarily to his service as Corporate Controller.
(6)	Robert Arvanites was named Senior Vice President and General Manager of our paper packaging segment effective August 14, 2006. Prior to that, Mr. Arvanites served as Vice President and General Manager of the consumer paper division within our paper packaging segment.
(7)	Gerard Ferguson was named Senior Vice President of Corporate Administration effective December 13, 2006. Prior to that, Mr. Ferguson served as Vice President of Human Resources.
N/A	Mr. Knott, Mr. Rawden and Mr. Crowe became employees subsequent to the date at which entry into the Retirement Plan was frozen.

Employment Agreements

Pursuant to the terms of an offer letter signed on January 10, 2006, Jack Knott is paid an annual base salary of $420,000. In the event that Mr. Knott remains employed with us through a change of control (as defined in the letter) Mr. Knott will be entitled to receive a bonus if such change in control produces a qualifying internal rate of return for our stockholders, as set forth in the letter.

Pursuant to the terms of an offer letter signed on November 11, 2005, David Rawden was paid an annual base salary of $270,000. In addition, Mr. Rawden was eligible for participation in our management incentive program whereby he was entitled to receive a bonus equal to 30% or more of his base salary based on certain business and financial objectives. Mr. Rawden resigned as our Chief Financial Officer on December 13, 2006.

See discussion regarding separation benefit agreements entered into with our other Named Executive Officers below.

Separation Benefit Agreements

On January 10, 2006, we entered into a separation benefit agreement (the “Knott Separation Agreement”) with Jack Knott, our Chairman, President and Chief Executive Officer. Pursuant to the Knott Separation Agreement, we agreed to pay Mr. Knott $480,000 over a one-year period in the event that we terminate Mr. Knott without cause or if we fail to retain Mr. Knott in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control (as defined in the Knott Separation Agreement). We also agreed to pay Mr. Knott’s health and welfare benefits for one year following termination. We may, in our sole discretion, extend the term of the Knott Separation Agreement for an additional one-year term on the same terms. Our payments to Mr. Knott are contingent upon Mr. Knott’s compliance with certain non-compete covenants.

On December 12, 2005, we entered into a separation benefit agreement (the “Rawden Separation Agreement”) with David Rawden, our former Chief Financial Officer. Pursuant to the Rawden Separation Agreement, and in connection with Mr. Rawden’s resignation from the Company on December 13, 2006, we agreed to pay Mr. Rawden one year of his then existing base salary ($270,000) over a one year period. Our payments to Mr. Rawden are contingent upon Mr. Rawden’s compliance with covenants established in his separation agreement.

We have entered into separation benefit agreements with our other Named Executive Officers. Pursuant to these separation agreements, we agreed to pay the other Named Executive Officers their then-existing base salary over a one-year period, as well as the pro-rata amounts earned under the Management Incentive Program, in the event that we terminate the Named Executive Officer without cause or if we fail to retain the Named Executive Officer in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control (as defined in the respective separation agreements). Our payments to the Named Executive Officers are contingent upon their compliance with certain non-compete and/or non-solicitation covenants.

Stock Option Grant Agreements

On December 12, 2005, CPG Finance (“CPG Finance”), an affiliate of Sun Capital and the sole equity owner of Exopack Key Holdings, LLC, our sole stockholder, granted options to purchase shares of its non-voting common stock to our Named Executive Officers at an exercise price per share of $72.00. Pursuant to the grant, 20.0% of the total shares subject to the grant to our Chief Executive Officer will vest as of July 14, 2006 and each successive year for the next four years and 20% of the total shares subject to the grant for the other Named Executive Officers will vest as of October 13, 2006 and each successive year for the next four years. However, in the event of a change of control (as defined in the grant agreement), all of the shares subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) July 14, 2015 (for the Chief Executive Officer) and October 13, 2015 (for the other Named Executive Officers), (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the Named Executive Officer’s employment terminates for certain specified reasons.

On December 13, 2006, David Rawden resigned as our Chief Financial Officer. In accordance with the terms of his stock option grant agreement, Mr. Rawden’s vested options (representing 900 options, or 20.0% of the total options granted to him on December 12, 2005) became exercisable as of the effective date of his resignation. Mr. Rawden did not exercise those options within 30 days following the date on which his employment terminated. Accordingly, such options were cancelled.

Grants of Plan-Based Awards in 2006

There were no grants of stock options to our Named Executive Officers during the year ended December 31, 2006.

Option Exercises in 2006

There were no options exercised by our Named Executive Officers during the year ended December 31, 2006 which had been granted by CPG Finance; however, payments were made to certain Named Executive Officers resulting from the Consolidation and relating to stock options held by the respective Named Executive Officers at the time of the Consolidation.

Outstanding Equity Awards at December 31, 2006

The following table sets forth information concerning outstanding options held by the Named Executive Officers at December 31, 2006. There are no restricted stock awards in place or outstanding at December 31, 2006.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Jack Knott Chairman, President and Chief Executive Officer	—	30,000	$72	07/14/15

David Rawden Former Chief Financial Officer	900	—	$72	10/13/15

Jonathan Heard Chief Financial Officer	—	1,100	$72	10/13/15

Fred Crowe Senior Vice President and General Manager	—	4,000	$72	10/13/15

Robert H. Arvanites Senior Vice President and General Manager	—	4,000	$72	10/13/15

Gerard J. Ferguson Senior Vice President of Corporate Administration	—	3,000	$72	10/13/15

Pension Benefits

The following table sets forth information concerning pension benefits paid to and accumulated by the Named Executive Officers at December 31, 2006:

Name (a)	Plan Name(1) (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Jack Knott Chairman, President and Chief Executive Officer	N/A	N/A	N/A	N/A

David Rawden Former Chief Financial Officer	N/A	N/A	N/A	N/A

Jonathan Heard Chief Financial Officer	Retirement Plan of Exopack, LLC	2.6	$10,164	$—

Fred Crowe Senior Vice President and General Manager	Retirement Plan of Exopack, LLC	N/A	N/A	N/A

Robert H. Arvanites Senior Vice President and General Manager	Retirement Plan of Exopack, LLC	15.2	$98,407	$—

Gerard J. Ferguson Senior Vice President of Corporate Administration	Retirement Plan of Exopack, LLC	14.8	$88,875	$—

(1)	The Retirement Plan of Exopack, LLC (the “Retirement Plan”) was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of the date the Retirement Plan was frozen.
N/A	Mr. Knott, Mr. Rawden and Mr. Crowe became employees subsequent to the date at which entry into the Retirement Plan was frozen.

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation agreements in place for our Named Executive Officers at December 31, 2006.

Director Compensation

None of our directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending board meetings.

Compensation Committee Report

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has determined that the foregoing Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Board of Directors:

Jack E. Knott (Chairman)

Clarence E. Terry

R. Lynn Skillen

Kevin J. Calhoun

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	66,250	$75 per option	33,750
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	66,250	$75 per option	33,750

Security Ownership of Certain Beneficial Owners and Management

Upon completion of the Consolidation, Exopack Key Holdings became our sole stockholder. Exopack Key Holdings is 100.0% owned by CPG Finance, Inc., an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2006, CPG Finance granted options to purchase 3,950 shares of its common stock to certain key employees of our Company and 15,200 options were forfeited. None of the options currently outstanding have been exercised.

Options to purchase 900 shares were exercisable by David Rawden, our former Chief Financial Officer, as of December 31, 2006 (representing 0.1% of CPG Finance’s outstanding stock). Mr. Rawden did not exercise these options within 30 days following the date on which his employment terminated. Accordingly, such options were cancelled.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreements

On July 14, 2005, Cello-Foil Holding entered into a management services agreement with Sun Capital Partners Management IV, LLC (“Sun Capital Management”), an affiliate of our sole shareholder. Pursuant to the terms of this agreement, Sun Capital Management provided Cello-Foil Holding with certain financial and management consulting services. On October 13, 2005, when Cello-Foil Holding became our wholly-owned subsidiary, the management services agreement with Cello-Foil Holding was terminated and we entered into a new management services agreement with Sun Capital Management. The new management services agreement was amended on January 31, 2006.

Pursuant to the terms of the new management services agreement, Sun Capital Management provides financial and management consulting services to us, subject to the supervision of our Board of Directors. In exchange for these services, we pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). We incurred $628,000 in management fees from Sun Capital Management for the successor period from July 15, 2005 to December 31, 2005 and approximately $1.3 million for the year ended December 31, 2006. In addition to this general management fee, in connection with any management services provided to us, our direct or indirect subsidiaries, or stockholders with respect to certain corporate transactions including, without limitation, refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business consolidations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate transaction as well as any customary and reasonable fees. We also agreed to reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement. Sun Capital Management was paid a $2.6 million management consulting fee and $0.4 million for expenses incurred in connection with the Consolidation. The management services agreement terminates on October 13, 2015.

Other Transactions

From time to time in the ordinary course of business, we may enter into transactions with entities in which affiliates of Sun Capital have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Notes and our senior secured revolving credit facility. We anticipate that any such transaction would be on arms’ length terms. In addition, as described in “Management,” we have entered into agreements with our key executive officers. From time to time, we may also indemnify executive officers and directors for actions taken in their capacities as such.

Director Independence

Because we do not have any securities listed on an exchange, we are not subject to any listing standards for director independence. Under the NYSE listing standards, however, none of our directors are independent because each of our directors is an officer of Sun Capital, an affiliate of which controls us and our parent companies.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2006 and 2005.

Audit Fees

Audit fees totaled approximately $1,224,000 for 2006 and $1,843,000 for 2005, respectively. Included in these amounts were fees for the audits and reviews of our financial statements totaling approximately $607,000 and $498,000 for 2006 and 2005, respectively. The remainder of the fees disclosed under this category related to the issuance of comfort letters in connection with the private offering of the Notes and of consents in connection with the subsequent public offering of the Notes.

Audit-Related Fees

There were no audit-related fees incurred by the Company in 2006. Audit-related fees totaled approximately $300,000 for 2005. The fees disclosed under this category are comprised of services that include due diligence pertaining to the acquisitions discussed in this Annual Report.

Tax Fees

There were no tax fees incurred by the Company in 2006. Tax fees incurred for professional services for tax compliance, tax advice and tax planning totaled approximately $20,000 for 2005.

All Other Fees

We did not incur any other fees during 2006 and 2005.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves the services provided to us by PricewaterhouseCoopers LLP in connection with the audit of our annual consolidated financial statements, the review of our quarterly condensed consolidated financial statements and tax review and planning services. If management proposes to engage PricewaterhouseCoopers LLP for other audit or permitted non-audit services, our Audit Committee pre-approves these services on a case-by-case basis. Our Audit Committee approved all the services provided to us by PricewaterhouseCoopers LLP described above.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a)	1. Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

Number	Description

3.1	Certificate of Incorporation of FPD Holdings Corp., dated April 12, 2001 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.2	Certificate of Amendment to the Certificate of Incorporation of FPD Holdings Corp. (amending name to Exo-Tech Packaging Holding Corp.), dated July 26, 2001 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.3	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp., dated August 6, 2001 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.4	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp. (amending name to Exopack Holding Corp.), dated August 25, 2001 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.5	Certificate of Merger of Exopack Integrated, Inc. with and into Exopack Holding Corp. (the surviving corporation), dated October 13, 2005 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.6	Bylaws of FPD Holdings Corp., dated April 30, 2001 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.7	Certificate of Incorporation of FPD Acquisition, Inc., dated April 12, 2001 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.8	Certificate of Conversion of FPD Acquisition, Inc. into Exo-Tech Packaging, L.L.C. (with Exo-Tech, L.L.C. as the surviving entity), dated July 27, 2001 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.9	Certificate of Formation of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.10	Certificate of Amendment to the Certificate of Formation of Exo-Tech Packaging, L.L.C. (amending name to Exopack, LLC), dated August 28, 2001 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.11	Limited Liability Company Agreement of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.12	Certificate of Formation of Exopack-Thomasville, LLC, dated September 12, 2001 (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.13	Limited Liability Company Agreement of Exopack-Thomasville, LLC, dated September 27, 2003 (incorporated by reference to Exhibit 3.13 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.14	Certificate of Formation of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.14 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.15	Certificate of Amendment to the Certificate of Formation of SF&A Acquisition, L.L.C., dated September 30, 2002 (incorporated by reference to Exhibit 3.15 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.16	Certificate of Amendment to the Certificate of Formation of Specialty Films & Associates, L.L.C (amending name to Exopack Hebron, L.L.C.), dated January 10, 2005 (incorporated by reference to Exhibit 3.16 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.17	Limited Liability Company Agreement of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.17 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.18	Articles of Incorporation of Portsmouth Acquisition Co., dated July 19, 2003 (incorporated by reference to Exhibit 3.18 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.19	Certificate of Amendment of Articles of Incorporation of Portsmouth Acquisition Co. (amending name to Exopack-Ontario, Inc.), dated October 1, 2003 (incorporated by reference to Exhibit 3.19 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.20	Bylaws of Portsmouth Acquisition Co., dated July 22, 2003 (incorporated by reference to Exhibit 3.20 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.21	Certificate of Incorporation of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.21 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.22	By-Laws of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.22 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.23	Limited Liability Company Articles of Organization of Exopack-Technology, LLC, dated September 15, 2003 (incorporated by reference to Exhibit 3.23 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.24	Limited Liability Company Agreement of Exopack-Technology, LLC, dated September 29, 2003 (incorporated by reference to Exhibit 3.24 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.25	Articles of Incorporation of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.25 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.26	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated May 13, 1977 (incorporated by reference to Exhibit 3.26 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.27	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated March 3, 1992 (incorporated by reference to Exhibit 3.27 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.28	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated June 9, 2005 (incorporated by reference to Exhibit 3.28 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.29	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated September 21, 2005 (incorporated by reference to Exhibit 3.29 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.30	Bylaws of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.30 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.31	Certificate of Incorporation of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.31 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.32	By-Laws of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.32 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.33	Certificate of Incorporation of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.33 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.34	By-Laws of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.34 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.35	Certificate of Incorporation of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.35 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.36	By-Laws of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.36 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.37	Articles of Association of 3104623 Nova Scotia Company, dated August 26, 2005 (incorporated by reference to Exhibit 3.37 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.38	Certificate of Name Change of 3104623 Nova Scotia Company to The Packaging Group (Canada) Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 3.38 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.1	Indenture dated January 31, 2006 between our Company and the Guarantors party thereto, The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.2	Form of 11 1/4% Senior Note due 2014 (included as Exhibit A1 of Exhibit 4.1).

4.3	Form of Guarantee relating to the 11 1/4% Senior Notes due 2014 (included as Exhibit E of Exhibit 4.1).

4.4	Exchange and Registration Rights Agreement, dated as of January 31, 2006, by and among our Company, our Subsidiary Guarantors and Goldman, Sachs & Co., on behalf of the initial purchasers of the old notes (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.1	Credit Agreement, dated as of January 31, 2006, by and among Exopack, LLC, Cello-Foil Products, Inc. and Exopack-Newmarket, Ltd., as Borrowers, the other Credit Parties designated therein, General Electric Capital Corporation, as US Agent, US LC/Issuer and US Lender, GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lender (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.2	2005 Stock Option Plan of CPG Finance, Inc (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3	Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.4	Stock Option Grant Agreement between CPG Finance, Inc. and David Rawden, dated December 12, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.5	Separation Benefit Agreement between our Company and David Rawden, dated December 12, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.6	Separation Benefit Agreement between our Company and Jack Knott, dated January 10, 2006 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.7*	Separation Benefit Agreement between our Company and Jon Heard, dated March 23, 2007.

10.8*	Stock Option Grant Agreement between CPG Finance, Inc. and Jon Heard, dated December 12, 2005.

10.9*	Separation Benefit Agreement between our Company and Fred Crowe, dated December 12, 2005.

10.10*	Stock Option Grant Agreement between CPG Finance, Inc. and Fred Crowe, dated December 12, 2005.

10.11*	Separation Benefit Agreement between our Company and Bob Arvanites, dated December 12, 2005.

10.12*	Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005.

10.13*	Separation Benefit Agreement between our Company and Gerry Ferguson, dated December 12, 2005.

10.14*	Stock Option Grant Agreement between CPG Finance, Inc. and Gerry Ferguson, dated December 12, 2005.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Exopack Holding Corp.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

This Annual Report has been signed on behalf of Exopack Holding Corp. by the undersigned, thereunto duly authorized, on April 2, 2007.

Exopack Holding Corp.

By:	/s/ JACK KNOTT
Jack Knott Director, President and Chief Executive Officer

This Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JACK KNOTT Jack Knott	Director, President and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ JONATHAN HEARD Jonathan Heard	Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ CLARENCE TERRY Clarence Terry	Director	April 2, 2007

/s/ LYNN SKILLEN Lynn Skillen	Director	April 2, 2007

/s/ KEVIN CALHOUN Kevin Calhoun	Director	April 2, 2007

EXOPACK HOLDING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm—PricewaterhouseCoopers LLP	F-2
Independent Auditor’s Report—Plante & Moran, PLLC	F-4
Consolidated Balance Sheets as of December 31, 2006 and 2005 (Successor Company)	F-5

Consolidated Statements of Operations for the Year Ended December 31, 2006, the Period from July 15, 2005 through December 31, 2005 (Successor Company), the Period from January 1, 2005 through July 14, 2005, and the Year Ended December 31, 2004 (Predecessor Company)

F-6

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2006, the Period from July 15, 2005 through December 31, 2005 (Successor Company), the Period from January 1, 2005 through July 14, 2005, and the Year Ended December 31, 2004 (Predecessor Company)

F-7

Consolidated Statements of Cash Flows for the Year Ended December 31, 2006, the Period from July 15, 2005 through December 31, 2005 (Successor Company), the Period from January 1, 2005 through July 14, 2005, and the Year Ended December 31, 2004 (Predecessor Company)

F-8
Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Exopack Holding Corp.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Exopack Holding Corp. and Subsidiaries (successor, the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for the year ended December 31, 2006 and for the period from July 15, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 2, 2007

Spartanburg, South Carolina

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Exopack Holding Corp.

In our opinion, the accompanying financial statements present fairly, in all material respects, the results of operations and cash flows of Exopack Holding Corp. and Subsidiaries (predecessor, the “Company”) for the period from January 1, 2005 through July 14, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 28, 2006

Spartanburg, South Carolina

Independent Auditor’s Report

To the Board of Directors and Stockholders

Cello-Foil Products, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Cello-Foil Products, Inc. for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Cello-Foil Products, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ PLANTE & MORAN, PLLC

January 21, 2005

East Lansing, Michigan

Exopack Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	Successor
(in thousands of dollars, except for share and per share data)	December 31, 2006	December 31, 2005
Assets
Current assets
Cash	$485	$8,887
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185 and $3,166 for 2006 and 2005, respectively)	64,102	63,314
Income taxes receivable	4,506	6,146
Other receivables	1,700	3,771
Inventories	87,456	81,320
Deferred income taxes	3,880	4,083
Prepaid expenses and other current assets	1,810	2,015

Total current assets	163,939	169,536

Property, plant, and equipment, net	145,772	141,141
Deferred financing costs, net	8,845	3,796
Intangible assets, net	69,037	70,780
Goodwill	62,637	56,175
Other assets	899	3,243

Total assets	$451,129	$444,671

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$10,072	$9
Accounts payable	57,644	65,832
Accrued liabilities	44,805	24,291

Total current liabilities	112,521	90,132

Long-term liabilities
Long-term debt, less current portion	220,177	236,647
Deferred income taxes	42,099	44,157
Other liabilities	10,375	19,675

Total long-term liabilities	272,651	300,479

Commitments and contingencies

Stockholder’s equity
Preferred stock, par value, $0.001 per share—100,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock, par value, $0.001 per share—2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006 and 2005, respectively	—	—
Additional paid-in capital	72,018	57,000
Accumulated other comprehensive income (loss), net	1,638	(132)
Accumulated deficit	(7,699)	(2,808)

Total stockholder’s equity	65,957	54,060

Total liabilities and stockholder’s equity	$451,129	$444,671

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Successor		Predecessor
(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended December 31, 2004
Net sales	$655,423	$163,385	$37,125	$65,098
Cost of sales	583,346	149,085	32,687	56,303

Gross margin	72,077	14,300	4,438	8,795
Selling, general and administrative expenses	48,024	12,886	3,478	6,231
Change in control expenses	—	—	6,292	—

Operating income (loss)	24,053	1,414	(5,332)	2,564

Other expenses (income)
Interest expense (income)	27,262	5,833	(134)	(150)
Loss on early extinguishment of debt	4,002	—	—	—
Other expense (income), net	27	(65)	(19)	(2)

Net other expense (income)	31,291	5,768	(153)	(152)

(Loss) income before income taxes	(7,238)	(4,354)	(5,179)	2,716
(Benefit from) provision for income taxes	(2,347)	(1,546)	(1,723)	871

Net (loss) income	$(4,891)	$(2,808)	$(3,456)	$1,845

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

	Predecessor		Successor		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Common Stock		Common Stock
(in thousands of dollars, except for share data)	Shares	Amount	Shares	Amount
Predecessor:
Balances at January 1, 2004	61,814	$62	—	$—	$ 106	$ —	$ 27,617	$27,785
Issuance of common stock	263	—	—	—	114	—	—	114
Dividends paid	—	—	—	—	—	—	(621)	(621)
Net income	—	—	—	—	—	—	1,845	1,845	$ 1,845

Total comprehensive income									$ 1,845

Balances at December 31, 2004	62,077	62	—	—	220	—	28,841	29,123
Net loss	—	—	—	—	—	—	(3,456)	(3,456)	$ (3,456)
Dividends declared	—	—	—	—	—	—	(10,715)	(10,715)

Total comprehensive loss									$ (3,456)

Balances at July 14, 2005	62,077	$62	—	$—	$ 220	—	$ 14,670	$14,952

Successor:
Issuance of Successor Company common stock and capital contribution in connection with Cello-Foil Acquisition	—	$—	1	$—	$ 5,000	—	$ —	$5,000
Capital contribution by parent in connection with the Exopack Acquisition	—	—	—	—	52,000	—	—	52,000
Net loss	—	—	—	—	—	—	(2,808)	(2,808)	$ (2,808)
Cumulative translation adjustment	—	—	—	—	—	227	—	227	227
Minimum pension liability (net of income taxes of $220)	—	—	—	—	—	(359)	—	(359)	(359)

Total comprehensive loss									$ (2,940)

Balances at December 31, 2005	—	—	1	—	57,000	(132)	(2,808)	54,060
Capital contribution by parent in connection with refinancing of debt (Note 4)	—	—	—	—	15,000	—	—	15,000
Stock compensation expense					18			18
Net loss	—	—	—	—	—	—	(4,891)	(4,891)	$ (4,891)
Cumulative translation adjustment	—	—	—	—	—	170	—	170	170
Minimum pension liability (net of income taxes of $981)	—	—	—	—	—	1,600	—	1,600	1,600

Total comprehensive loss									$ (3,121)

Balances at December 31, 2006	—	$—	1	$—	$ 72,018	$1,638	$ (7,699)	$65,957

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended December 31, 2004
Cash flows from operating activities
Net (loss) income	$(4,891)	$(2,808)	$(3,456)	$1,845
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	15,721	3,596	1,072	2,091
Deferred income tax (benefit) provision	(2,402)	(1,546)	(861)	150
Loss on early extinguishment of debt	4,002	—	—	—
Compensation from stock bonus program	—	—	—	114
Stock compensation expense	18	—	—	—
Provision for bad debts	318	139	17	—
Loss (gain) on sales and disposition of property, plant and equipment	1,062	(28)	—	—
Impairment of property, plant and equipment	365	—	—	—
Increase in cash surrender value of life insurance, net of premiums paid	(13)	(8)	(13)	(107)
Changes in operating assets and liabilities (net of operating assets and liabilities acquired for 2005)
Investment securities (trading)	—	—	11,306	(107)
Receivables	(1,106)	(4,208)	(1,406)	(3,062)
Inventories	(6,671)	3,639	(992)	(840)
Prepaid expenses and other assets	1,956	650	97	(13)
Accounts payable and accrued and other liabilities	348	23,755	7,595	36
Income tax receivable/payable	964	—	(982)	415

Net cash provided by operating activities	9,671	23,181	12,377	522

Cash flows from investing activities
Acquisition of Cello-Foil, net of cash acquired	—	(35,671)	—	—
Acquisition of TPG, net of cash acquired	(19)	(12,547)	—	—
Acquisition of Exopack, net of cash acquired	(346)	(257,995)	—	—
Purchases of property, plant and equipment, including capitalized software	(17,454)	(4,212)	(544)	(357)
Proceeds from sales of property, plant and equipment	60	2,133	—	1
Proceeds from return of investment in life insurance	328	1,229	—	—
Proceeds from note receivable	—	—	51	65
Other	(50)	(3)	(16)	(22)

Net cash used in investing activities	(17,481)	(307,066)	(509)	(313)

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor		Predecessor
(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended December 31, 2004
Cash flows from financing activities
Proceeds from issuance of senior notes	$220,000	—	—	—
Proceeds from issuance of bridge loan	—	$200,000	—	—
Repayment of bridge loan	(200,000)	—	—	—
Borrowings under subordinated term loans	238	36,645	—	—
Repayment of subordinated term loans	(36,661)	—	—	—
Borrowings under revolving credit facility	597,101	—	—	—
Repayments of revolving credit facility	(587,077)	—	—	—
Capital contribution by parent	15,000	—	—	—
Paid in capital from acquisition of Cello-Foil	—	5,000	—	—
Paid in capital from acquisition of Exopack	—	52,000	—	—
Dividends paid	—	—	$(10,715)	$(621)
Financing costs paid on senior notes and senior credit facility	(9,286)	(765)	—	—
Financing costs paid on bridge loan and subordinated term loans	—	(92)	—	—
Repayments of other long-term debt	—	—	—	(103)
Repayments of capital lease obligation	(9)	(2)	—	—

Net cash (used in) provided by financing activities	(694)	292,786	(10,715)	(724)
Effect of exchange rate changes on cash	102	(14)	—	—

(Decrease) increase in cash	(8,402)	8,887	1,153	(515)

Cash
Beginning of period	8,887	—	157	672

End of period	$485	$8,887	$1,310	$157

Supplemental cash flow information:
Income taxes (refunded) paid	$(909)	$—	$120	$316
Interest paid	18,835	2,709	5	16

Non-cash investing activities:
Purchase price adjustment for Exopack due to tax escrow agreement (Note 1)	$6,172	$—	$—	$—
Purchase price adjustment for Cello-Foil due to tax matters contained in purchase agreement (Note 1)	$(163)	$—	$—	$—
Increase in goodwill resulting from adjustment of income tax balances to amounts reflected in 2005 tax filings (Note 1)	$106	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization, Acquisitions and Merger

The accompanying consolidated financial statements reflect the operations of Cello-Foil Products, Inc. and its subsidiary (“Cello-Foil”, or the “Predecessor Company”) through July 14, 2005. Cello-Foil is a flexible plastic-based packaging manufacturer that specializes in laminating and printing. On July 14, 2005, Cello-Foil was acquired (the “Cello-Foil Acquisition”) by Cello-Foil Holding Corporation, an affiliate of Sun Capital Partners, Inc.

On September 7, 2005, Cello-Foil Holding Corporation acquired certain assets of The Packaging Group (“TPG”) (the “TPG Acquisition”). TPG manufactures flexible plastic-based packaging materials used primarily in the food and industrial end markets.

On October 13, 2005, Exopack Holding Corporation was acquired by Exopack Integrated, Inc., a wholly-owned subsidiary of Exopack Key Holdings, LLC (the “Exopack Acquisition”). Exopack Key Holdings is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. Concurrently with the Exopack Acquisition, Exopack Integrated, Inc. merged with and into Exopack Holding Corporation and its subsidiaries (the “Merger”), with Exopack Holding Corporation and its subsidiaries (“Exopack”) surviving the Merger and becoming a wholly-owned subsidiary of Exopack Key Holdings. Exopack is a manufacturer and distributor of flexible packaging for industrial and consumer products.

Concurrently with the Merger, a merger and contribution agreement was entered into by and among various affiliates of Sun Capital Partners, Inc. (“Sun Capital”) pursuant to which Cello-Foil Holding Corporation became a subsidiary of Exopack Integrated, Inc. (which, as noted above, merged with and into Exopack). As a result, Exopack (the “Company”) owns 100% of the stock of Cello-Foil Holding Corporation, as well as 100% of the interest in Exopack, LLC.

The Company operates out of 15 manufacturing facilities located throughout the United States and Canada. Nine manufacturing facilities are in the plastic packaging segment, of which the Company leases four (including two foreign manufacturing facilities in Ontario, Canada) and owns the remaining five facilities. The Company operates six manufacturing facilities in the paper packaging segment, which are all owned properties.

The consolidated financial statements for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 include the results of operations of the Company (the “Successor” period), reflecting Cello-Foil operations subsequent to the Cello-Foil Acquisition on July 14, 2005, TPG operations subsequent to the TPG Acquisition on September 7, 2005, and Exopack operations subsequent to the Exopack Acquisition on October 13, 2005. The consolidated financial statements include only the results of operations of Cello-Foil for the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004 (collectively, the “Predecessor” period).

The Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition discussed above have been accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and, therefore, the acquisition prices for the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition were allocated to the assets acquired and liabilities assumed in each respective transaction based on estimated fair values.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Because of the changes in the entity resulting from the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition, the Successor and Predecessor periods presented in these financial statements cannot be considered comparative.

Cello-Foil Acquisition

On July 14, 2005, an affiliate of Sun Capital purchased (through Cello-Foil Holding Corporation) all of the outstanding capital stock of Cello-Foil. Cello-Foil was acquired for approximately $35.7 million (net of cash acquired of approximately $1.3 million, and including approximately $1.7 million in acquisition-related costs) which was financed through a $5.0 million capital contribution from an affiliate of Sun Capital, a $4.0 million note to the former Cello-Foil stockholders (repaid on October 13, 2005), and through borrowings under a credit facility. A portion of the purchase price ($3.0 million) was held back (the “Holdback”) in order to cover any indemnification amounts or claims to be paid by the buyer. The Holdback is to be paid on July 14, 2007 and is included in “accrued liabilities” at December 31, 2006 and in “other liabilities” at December 31, 2005 in the accompanying consolidated balance sheets. Unaudited pro forma combined historical results, as if Cello-Foil had been acquired on January 1, 2005 and 2004, are provided in the table below.

As a result of the initial application of purchase accounting in 2005, the acquisition cost exceeded the fair value of the net assets acquired by approximately $14.0 million. Such excess was recorded as intangible assets, including goodwill. The allocation of the purchase price to the net tangible and intangible assets acquired was based on fair values of property, plant, and equipment and intangible assets as determined by management’s consideration of independent appraisals and management’s estimates of the fair value of assets acquired and liabilities assumed.

The terms of the Cello-Foil acquisition agreement require the Company to pay the former stockholders of Cello-Foil for the tax benefit of certain tax loss carryforwards which may reduce the Company’s future income tax liability based on net operating losses resulting from Cello-Foil’s taxable results in 2005 prior to the Cello-Foil Acquisition. At December 31, 2005, the tax benefits estimated to be recoverable from net operating losses was approximately $1.6 million. In accordance with the acquisition agreement, the former Cello-Foil stockholders are entitled to receive these tax benefits. Accordingly, at December 31, 2005, the Company recorded the amount refundable to the Company from estimated net operating losses as “income taxes receivable” (for amounts refundable from 2005 income tax filings) and “deferred tax assets” and the corresponding obligation to the former Cello-Foil stockholders related to these tax benefits in “accrued liabilities” in the accompanying consolidated balance sheet at December 31, 2005.

During the year ended December 31, 2006, approximately $816,000 of income taxes related to net operating losses incurred in 2005 were received by the Company and paid to the former Cello-Foil stockholders. Approximately $270,000 in tax effect of deductions were disallowed in a 2006 Cello-Foil tax examination; accordingly, the Company reduced its obligation to the former Cello-Foil stockholders by this amount, with a corresponding reduction in deferred tax assets. Also, in association with new information which became available to the Company upon the preparation and filing of its 2005 income tax returns and carryback claims during 2006, the Company determined that approximately $163,000 of deferred tax assets resulting from tax credits (instead of net operating losses) are not payable to the former Cello-Foil stockholders. As such, the Company reduced the amount due to the former Cello-Foil stockholders by this amount, with a corresponding reduction in goodwill. The remaining liability to the former Cello-Foil stockholders of approximately $388,000 related to the tax benefit of remaining net operating losses is reflected in “accrued liabilities” in the accompanying consolidated balance sheet at December 31, 2006.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

TPG Acquisition

On September 7, 2005, Cello-Foil Holding Corporation acquired certain assets of TPG. TPG was acquired for approximately $12.5 million (net of cash acquired of approximately $651,000, and including approximately $676,000 in acquisition-related costs) which was financed through borrowings under a credit facility. Unaudited pro forma combined historical results, as if TPG had been acquired on January 1, 2005 and 2004, are provided in the table below.

As a result of the application of purchase accounting, the fair value of the net assets acquired exceeded the acquisition cost and reduced the amount recorded for property, plant and equipment. The allocation of the purchase price to the net assets acquired was based on management’s consideration of independent appraisals for property, plant, and equipment, and management’s estimates of the fair value of assets acquired and liabilities assumed.

Exopack Acquisition

On October 13, 2005, Exopack was acquired by Exopack Integrated, Inc., a wholly-owned subsidiary of Exopack Key Holdings. Concurrently with the Exopack Acquisition, Exopack Integrated, Inc. merged with and into Exopack, with Exopack surviving the Merger and becoming a wholly-owned subsidiary of Exopack Key Holdings. In connection with the Exopack Acquisition, Exopack was acquired for approximately $258.0 million (net of cash acquired of approximately $645,000, and including approximately $5.7 million in acquisition-related costs) which was financed through a $52.0 million capital contribution from Exopack Key Holdings and borrowings under a credit facility (see Note 4). Unaudited pro forma combined historical results, as if the Exopack Acquisition had occurred on January 1, 2005 and 2004, are provided in the table below.

As a result of the initial application of purchase accounting in 2005, the acquisition cost exceeded the fair value of the net assets acquired by approximately $113.4 million. Such excess was recorded as intangible assets, including goodwill. The allocation of the purchase price to the net tangible and intangible assets acquired was based on fair values of property, plant, and equipment and intangible assets as determined by management’s consideration of independent appraisals and management’s estimates of the fair value of assets acquired and liabilities assumed.

The terms of the Exopack Acquisition agreement require the Company to set aside, in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack Acquisition. During the year ended December 31, 2006, the Company estimated that approximately $6.2 million is payable to the former stockholders under this provision of the agreement, with approximately $5.4 million reflected in “accrued liabilities” and approximately $0.8 million reflected in “other liabilities” in the accompanying consolidated balance sheet at December 31, 2006. The recording of these amounts resulted in an adjustment to the purchase price allocation of the Exopack Acquisition, with an increase in goodwill of approximately $6.2 million recorded during the year ended December 31, 2006.

In association with new information related to the estimated income tax balances originally reflected in the purchase price allocations of the Exopack Acquisition and Cello-Foil Acquisition, which became available to the Company upon the preparation and filing of its 2005 income tax returns during 2006, the Company increased goodwill by approximately $106,000, which was offset by an increase in net income tax liabilities recorded, during the year ended December 31, 2006.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

A working capital purchase price adjustment of $150,000 was required by the Exopack Acquisition agreement and paid by the Company during the year ended December 31, 2006, and additional acquisition costs related to the Exopack Acquisition of approximately $196,000 were incurred and paid by the Company during the year ended December 31, 2006. The working capital adjustment and additional acquisition costs resulted in an increase in goodwill during the year ended December 31, 2006 of approximately $346,000.

The following unaudited pro forma financial information shows the Company’s results for the years ended December 31, 2005 and 2004, as if the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition had occurred on January 1, 2005 and January 1, 2004:

(in thousands of dollars) (unaudited)	Year Ended December 31, 2005	Year Ended December 31, 2004
Net sales	$633,352	$616,507
Net loss	(20,914)	(3,080)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition occurred on January 1, 2005 and January 1, 2004, or (ii) the future results of operations of the combined businesses.

Included in the unaudited 2005 pro forma financial information presented above are certain charges that will not have an ongoing impact on the Company’s results of operations. These charges include: (i) a charge to cost of sales of $4.7 million during the Successor period resulting from the step-up of inventory to fair value at the respective acquisition dates, (ii) a pre-tax charge to the historical earnings of Exopack of $9.6 million during the period from January 1, 2005 through October 12, 2005 resulting from the refinancing and extinguishment of certain debt of Exopack during that period, and (iii) pre-tax charges to the historical earnings of TPG during the period from January 1, 2005 through September 6, 2005 of $5.3 million for impairment of assets, $0.8 million for losses on the sale of fixed assets, and other charges resulting from discontinuing the going concern assumption and applying the liquidation basis of accounting and from professional and other bankruptcy-related fees totaling $2.0 million.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The following accounting policies significantly affect the preparation of our consolidated financial statements:

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Principles of Consolidation

From July 15, 2005 and the respective dates of the acquisitions in 2005 (see Note 1) through December 31, 2005 and for the year ended December 31, 2006, the consolidated financial statements include the accounts of Cello-Foil Holding Corp., including its subsidiaries Cello-Foil Products, Inc. and TPG and their subsidiaries, and the accounts of Exopack, LLC and its subsidiaries. For all periods presented prior to July 15, 2005, the consolidated financial statements include the accounts of Cello-Foil and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Translation of Foreign Currencies

Translation of the financial statements of the Company’s foreign subsidiaries, whose functional currency is the Canadian dollar, occurs using the current exchange rate at year end for the balance sheet and the weighted-average exchange rate during the reporting period for results of operations. The resulting currency translation adjustment is accumulated and reported in Accumulated Other Comprehensive Income (Loss) on the accompanying consolidated balance sheet. Gains and losses on foreign currency transactions are included in the consolidated statement of operations for the period in which the transaction occurs. The consolidated statement of cash flows includes the effect of foreign currency cash flows using the weighted-average exchange rate.

Reclassifications and Comparability of Successor and Predecessor Periods

Certain reclassifications have been made to the 2005 and 2004 Predecessor financial information to conform to the 2006 and 2005 Successor presentation.

The Predecessor Company classified certain costs as “selling, general and administrative expenses” during the Predecessor periods that are classified in “cost of sales” during the Successor periods. If these costs had been classified using the same policies of the consolidated group (after the Merger), “cost of sales” would have been greater, and “selling, general and administrative expenses” would have been lower, by approximately $2.4 million and $4.3 million, respectively, for the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004.

Cash

Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents.

Inventories

At December 31, 2006 and 2005, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Prior to July 15, 2005, the Predecessor Company stated all inventories at the lower of cost or market with cost determined on the last-in, first-out (“LIFO”) method. In connection with the Cello-Foil Acquisition and effective July 15, 2005, the Company elected to terminate the LIFO method for valuing inventories. The principle reason for the change was to conform to the policies of the consolidated group (after the Merger). The change in accounting for inventories during 2005 had no effect on the results of operations of the Company. Goodwill arising from the Cello-Foil Acquisition was adjusted, as the change in accounting was recorded as a purchase price adjustment in connection with the application of SFAS No. 141.

Inventories are stated net of the reserve for excess and obsolete inventories.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Property, Plant, and Equipment

The Company records property at cost and includes interest capitalized during the construction period. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. During the Successor periods, the estimated useful lives were 30 years for buildings and improvements, 10 years for machinery and equipment, and 3 to 7 years for other depreciable assets. During the Predecessor periods, the estimated useful lives were 7-40 years for buildings and improvements, 3-10 years for machinery and equipment, and 3-10 years for other depreciable assets. Depreciation expense for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, was approximately $11.9 million, $2.8 million, $1.1 million, and $2.1 million, respectively. No interest was capitalized during any of the periods presented in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place at December 31, 2006 and 2005, respectively, were approximately $8.8 million and $3.8 million (net of accumulated amortization of approximately $1.1 million and $85,000, respectively).

At December 31, 2005, there were additional deferred financing costs of approximately $1.3 million (reflected in “other assets” in the accompanying consolidated balance sheet) which related to financing arrangements the Company entered into on January 31, 2006 (see Note 4) and were therefore not amortized at December 31, 2005.

Capitalization of Software for Internal Use

Under the provisions of Statement of Position No. 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of 3 years. Capitalized software is classified in “other assets” on the accompanying consolidated balance sheets and was approximately $683,000 and $1.6 million at December 31, 2006 and 2005, respectively. Amortization of capitalized software costs was approximately $935,000 and $204,000, respectively, for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005. There were no capitalized software costs in the Predecessor periods.

Goodwill

Goodwill represents the excess of cost over net assets acquired in connection with the Cello-Foil Acquisition and the Exopack Acquisition in 2005 and totaled $62.6 million and $56.2 million, respectively, at December 31, 2006 and 2005. Of the goodwill totaling approximately $62.6 million at December 31, 2006, approximately $33.5 million and $29.1 million has been assigned to the paper packaging and plastic packaging segments, respectively (see also Note 11 for further information regarding the Company’s segments). At December 31, 2005, approximately $29.2 million and $27.0 million was assigned to the paper packaging and plastic packaging segments, respectively. The goodwill is not deductible for income tax purposes.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The Company accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is not amortized but is tested for impairment at least annually. Each year the Company tests for impairment of goodwill according to a two-step approach. In the first step, the Company tests for impairment of goodwill by estimating the fair values of its reporting units using the present value of future cash flows approach. If the carrying amount exceeds the estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. In the second step the implied fair value of the goodwill is estimated as the fair value of the reporting unit used in the first step less the fair values of all other net tangible and intangible assets of the reporting unit. If the carrying amount of the goodwill exceeds its implied fair market value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

For property, plant and equipment and other long-lived assets, other than goodwill and indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the estimated fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above.

During the year ended December 31, 2006, the Company recorded an impairment charge, reflected in “selling, general and administrative expenses” in the accompanying consolidated statement of operations, of approximately $365,000 for certain machinery and equipment held for sale as a result of the Company’s combination of certain operations of its two plastic-based packaging Canadian facilities. No impairment was recognized during the periods from July 15, 2005 through December 31, 2005 or January 1, 2005 through July 14, 2005, or during the year ended December 31, 2004.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), adjustments to the Company’s minimum pension liability and unrealized gains and losses on currency translation. All elements of other comprehensive income (loss) have related tax effects with the exception of unrealized gains and losses on foreign currency translation, as undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested.

Revenue Recognition

Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally FOB shipping point. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales with the corresponding cost of such services recognized in cost of sales.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Research and Development Costs

Research and development costs are charged to selling, general and administrative expenses as incurred. For the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, research and development expense was approximately $1.0 million, $310,000, $293,000, and $510,000, respectively.

Change in Control Expenses

During the period from January 1, 2005 through July 14, 2005, the Predecessor Company expensed, as incurred, various costs incurred in connection with its sale totaling approximately $6.3 million. These costs included payments that were required to be made to its former stockholders in the amount of approximately $5.4 million and other items, including primarily professional fees incurred in connection with the sale, totaling approximately $869,000.

Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Stock-Based Compensation

On December 12, 2005 and May 1 and July 1, 2006, officers and certain key employees of the Company were granted options to purchase non-voting common shares of CPG, the parent company of Exopack Key Holdings (the sole stockholder of the Company) under a stock-based compensation plan (the “2005 Stock Option Plan”) which is administered by the Board of Directors (or a committee thereof) of CPG. There were no stock option plans during the Predecessor period.

In 2005, the Company applied the “instrinsic method” of accounting for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 2005 Stock Option Plan. As permitted under SFAS No. 123, the Company accounted for stock options granted in 2005 under APB Opinion No. 25, whereby no compensation expense was recorded because the exercise price equaled the market value of the stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to options issued and outstanding as of December 31, 2005. The Company recorded compensation expense of approximately $18,000 related to options granted in May and July 2006 during the year ended December 31, 2006, in accordance with the requirements of SFAS No. 123(R).

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following table illustrates the effect on net loss for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 as if the fair value-based method provided by SFAS No. 123(R) had been applied to all outstanding and unvested awards granted in 2005, when the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations:

(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through December 31, 2005
Net loss, as reported	$(4,891)	$(2,808)
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(455)	(93)

Pro forma net loss	$(5,346)	$(2,901)

The fair values of the option grants were estimated on the dates of grant using the Black-Scholes option-pricing model with the following results and assumptions for the option grants which occurred in the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005:

	July 2006 Grants	May 2006 Grants	December 2005 Grants
Weighted-average grant date fair value per share	$42	$42	$42
Weighted-averaged expected lives (years)	10	10	10
Risk-free interest rate	5.07%	5.13%	4.39%
Volatility	40.0%	40.0%	40.0%

Environmental Liabilities

Various state and federal regulations relating to health, safety and the environment govern the flexible packaging industry, and the Company has invested substantial effort to prepare for and meet these requirements. While these requirements are continually changing, the Company believes that its operations are in substantial compliance with applicable health, safety and environmental regulations.

Costs for clean up of existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2006 and 2005, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments principally consist of cash, accounts receivable from customers, accounts payable to vendors, and borrowings under long-term debt agreements. The fair value of the Company’s borrowings under its senior credit facility approximate their carrying value (approximately $10.0 million at December 31, 2006) as those borrowings accrue interest at variable market rates. The fair value of the Company’s borrowings under its $220.0 million of 11.25% senior notes due 2014 was approximately $231.0 million at December 31, 2006, based on the trading price of the notes at that date. The fair value of the Company’s debt at December 31, 2005 approximated its carrying values as the debt outstanding at that date accrued interest at variable market rates. The fair value of all other financial instruments approximates their carrying value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable.

Since the Merger, concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. No single customer accounted for more than 10% of the Company’s net sales since the Merger. During the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004, the Predecessor Company had four customers which accounted for approximately $32.8 million (88%) and $57.1 million (88%) of its net sales.

Recent Accounting Pronouncements

Following is a summary of the more significant recently issued financial accounting pronouncements:

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 3, Chapter 4 which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recorded as current period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The adoption of this statement during the fiscal year ended December 31, 2006 did not have a significant effect on the Company’s financial statements.

The FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchange of nonmonetary assets that do not have a commercial substance. The adoption of this statement during the fiscal year ended December 31, 2006 did not have a significant effect on the Company’s financial statements.

The FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

that the pronouncement does not include specific transition provisions. The adoption of this statement during the fiscal year ended December 31, 2006 did not have a significant effect on the Company’s financial statements.

In June 2006, the FASB released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company will adopt this Interpretation in the first quarter of 2007. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of this standard in the first quarter of 2007 is not expected to have a significant effect on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008 and is currently evaluating the impact the new standard will have on its financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company is required to adopt this statement during 2007 and does not expect the new standard to have a significant impact on its financial statements. See Note 5 for additional disclosures for the Company’s defined benefit pension and other postretirement plans.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact this new standard will have on its financial instruments.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. Under the new model, commonly referred to as the “dual approach”, quantification of errors are required under both the iron curtain and the roll-over methods. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. This pronouncement did not have an effect on the Company’s financial statements during the year ended December 31, 2006.

3.	Balance Sheet Information

The major components of certain balance sheet accounts at December 31, 2006 and 2005 are as follows:

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands of dollars)	2006	2005
Inventories
Raw materials and supplies	$33,829	$31,338
Work in progress	11,445	10,089
Finished goods	42,182	39,893

Total inventories	$87,456	$81,320

Property, plant and equipment
Land	$3,910	$3,910
Buildings and improvements	35,800	35,152
Machinery and equipment	111,263	94,050
Other	1,792	1,576
Construction in progress	7,545	9,283

Gross property, plant, and equipment	160,310	143,971
Less: Accumulated depreciation	(14,538)	(2,830)

Net property, plant, and equipment	$145,772	$141,141

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$14,800	$14,800
Patents (amortized over 15 years)	3,940	3,940
Trademarks and tradenames (amortized over 15 years)	1,500	1,500

	20,240	20,240
Accumulated amortization	(2,203)	(460)

Definite-lived intangible assets	18,037	19,780
Indefinite-lived intangible assets—trademarks and tradenames acquired in the Merger	51,000	51,000

Net intangible assets	$69,037	$70,780

Accrued liabilities
Interest	$10,362	$3,040
Amounts due to Predecessor Company stockholders (see Note 1)	5,813	1,637
Vacation	4,725	4,821
Payroll and bonuses	4,577	2,399
Pension liability to be funded within one year (see Note 5)	4,465	—
Holdback obligation (from Cello-Foil Acquisition—see Note 1)	3,000	—
Workers’ compensation	2,660	2,339
Medical insurance claims	2,346	2,282
Customer rebates	2,327	2,387
Property taxes	792	1,012
Other	3,738	4,374

	$44,805	$24,291

Other long-term liabilities
Minimum pension liability (see Note 3)	$7,912	$15,122
Amounts due to Predecessor Company stockholders (see Note 1)	738	—
Postretirement medical benefits (see Note 5)	567	584
Deferred compensation liability (see Note 5)	573	643
Holdback obligation (from Cello-Foil Acquisition—see Note 1)	—	3,000
Other	585	326

	$10,375	$19,675

Amortization expense for definite-lived intangible assets for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 was approximately $1.7 million and $460,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks/trade names for 2007 through 2011 is approximately $1.7 million per year. There was no amortization expense during the Predecessor periods.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

4.	Financing Arrangements

The balances due under long-term debt agreements at December 31, 2006 and 2005 were as follows:

(in thousands of dollars)	2006	2005
Senior Notes	$220,000	—
Senior Credit Facility	10,024	—
Former Senior Credit Facility bridge loan	—	$200,000
Subordinated Term Loan	223	—
Former Subordinated Term Loans	—	36,645
Capital lease obligation	2	11

Total debt	230,249	236,656
Less: Current portion	10,072	9

Total long-term debt	$220,177	$236,647

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million of 11.25% senior notes due 2014 (the “Notes”). Effective December 22, 2006, the Notes became registered under the Securities Act of 1933. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 with the first such payment made by the Company on July 31, 2006.

The Notes mature on February 1, 2014, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership or in the event of a sale of certain assets. Prior to February 1, 2009, the Company may redeem up to 35.0% of the aggregate principal amount of the Notes with the net proceeds of one or more qualified equity offerings at a redemption price equal to 111.25% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to February 1, 2010, the Company has the option to redeem all or a portion of the Notes at a redemption price equal to 100.0% of the principal amount of the Notes redeemed plus a “make-whole” premium and accrued and unpaid interest to the date of redemption. At any time on or after February 1, 2010, the Company may redeem all or a portion of the Notes at a redemption price equal to 100.0% of the principal amount of the Notes, plus a premium declining ratably to par (as defined in the indenture), plus accrued and unpaid interest to the date of redemption.

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors. (See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X). The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions which provides for a maximum credit facility of $45.0 million, which includes a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent) (the “Senior Credit Facility”). A reserve is established against availability in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian subfacility. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit subfacilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and Canadian subsidiaries, as defined in the loan agreement, and approximately $30.9 million was available for borrowings at December 31, 2006. The Senior Credit Facility matures after five years and is classified as a current liability in the accompanying consolidated balance sheet at December 31, 2006.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2006 was 7.1%. The Senior Credit Facility also includes unused facility and letter-of-credit fees.

The Senior Credit Facility is secured by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to secure the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

At December 31, 2006, there were outstanding letters of credit of approximately $4.1 million under the Senior Credit Facility.

In addition, there were outstanding letters of credit of $3.0 million with a bank related to the Holdback resulting from the Cello-Foil Acquisition (see Note 1).

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000, requiring monthly payments of $4,164 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, a $15.0 million capital contribution from its parent (see Note 6), and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005 (see further discussion of such former agreements below). In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings during the year ended December 31, 2006 of approximately $4.0 million to write-off the deferred financing costs ($3.8 million at December 31, 2005) related to the former senior credit facility and former subordinated term loans.

Former Senior Credit Facility

On October 13, 2005, in connection with the Merger, the Company entered into a ten year loan and security agreement with a syndicate of financial institutions. The financing agreement provided for an aggregate credit facility not to exceed $225.0 million, consisting of a $200.0 million aggregate principal amount bridge loan and a $25.0 million revolving credit facility (collectively, the “Former Senior Credit Facility”). All amounts outstanding under the Former Senior Credit Facility were repaid by the Company on January 31, 2006.

All borrowings under the Former Senior Credit Facility accrued interest at a variable rate equal to, at the Company’s option, either (i) a base rate, plus a margin, or (ii) a Eurodollar rate (as defined), plus a margin (subject to certain conditions provided in the agreement). The base rate was the greater of the prime rate or the federal funds rate plus 0.5%. The interest rate on the bridge loan outstanding at December 31, 2005 was 9.79%.

Former Subordinated Term Loans

On October 13, 2005, in connection with the Merger, CPG entered into a term loan agreement, including a letter of credit subfacility (the “Former Subordinated Term Loans”) with a bank. The financing agreement provided for an aggregate credit facility not to exceed $43.5 million (including outstanding letters of credit), with a maturity date of April 30, 2016. Upon entering into the Former Subordinated Term Loans, amounts outstanding under the agreement were assigned by CPG to its wholly-owned subsidiary, Exopack Key Holdings, which assigned the amounts outstanding under the agreement to the Company (its wholly-owned subsidiary). All amounts outstanding under the Former Subordinated Term Loans were repaid by the Company on January 31, 2006.

All borrowings under the Former Subordinated Term Loans accrued interest at the bank’s prime rate (7.25% at December 31, 2005).

At December 31, 2005, there were outstanding letters of credit of approximately $3.4 million under the Former Subordinated Term Loans agreement, including $3.0 million in letters of credit for the Holdback resulting from the Cello-Foil Acquisition (see Note 1).

In addition, at December 31, 2005, there were outstanding letters of credit of approximately $2.0 million with a bank that were collateralized by certain deposits totaling approximately $2.1 million (included in “other receivables” in the accompanying consolidated balance sheet at December 31, 2005). The Company issued replacement letters of credit under the Senior Credit Facility during 2006, and the deposits were released.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

5.	Employee Benefit Plans

The measurement date for defined benefit plan assets and liabilities in 2006 was December 31, 2006 and in 2005 was December 31, 2005 and October 13, 2005 for all such plans. Measurement dates of December 31, 2006 and 2005 were used as December 31 corresponds with the Company’s fiscal year end, and a measurement date of October 13, 2005 was used to measure Exopack, LLC’s defined benefit plan assets acquired and liabilities assumed by the Company in connection with the Exopack Acquisition. There were no defined benefit plans in place during the Predecessor period. A summary of the elements of key employee benefit plans is as follows:

Exopack, LLC Defined Benefit Plans

The pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”) (collectively, the “Pension Plans”) were transferred to and assumed by the Company in connection with the Exopack Acquisition. Substantially all full-time employees of Exopack, LLC were eligible to participate in the Retirement Plan. The Pension Plans were frozen prior to the Exopack Acquisition, except for a small group of employees in the Retirement Plan. Accordingly, the employees’ final benefit calculation under the Pension Plans was the benefit they had earned under the Pension Plans as of the date the Pension Plans were frozen. This benefit will not be diminished, subject to the terms and conditions of the Pension Plans, which will remain in effect.

The following sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan during the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005:

(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through December 31, 2005
Change in benefit obligation
Benefit obligation assumed at date of Exopack Acquisition	—	$49,847
Benefit obligation at beginning of year—January 1	$52,003	—
Service cost	1	2
Interest cost	2,853	567
Actuarial (gains) losses	(1,835)	1,706
Benefits paid	(1,244)	(119)

Benefit obligation at end of year—December 31	$51,778	$52,003

Change in plan assets
Fair value of plan assets assumed at date of Exopack Acquisition	—	$35,049
Fair value of plan assets at beginning of year—January 1	$36,682	—
Actual return on plan assets	3,752	1,752
Employer contributions	10	—
Benefits paid	(1,244)	(119)

Fair value of plan assets at end of year—December 31	$39,200	$36,682

Funded status of the plan	$(12,578)	$(15,321)
Unrecognized net actuarial (gains) losses	(1,927)	579

Accrued benefit cost	$(14,505)	$(14,742)

Accumulated and projected benefit obligation—December 31	$51,778	$52,003

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2006 and 2005 was 5.75% and 5.50%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates.

The Company was required to record an additional minimum pension liability for the Pension Plans, which have an actuarial present value of accumulated plan benefits in excess of plan assets at December 31, 2006 and 2005. The accumulated benefit obligation for the Pension Plans was approximately $51.8 million and $52.0 million at December 31, 2006 and 2005, respectively. The resulting minimum pension liability at December 31, 2006 and 2005 was approximately $12.6 million and $15.3 million, respectively, not including a cumulative before tax reduction of comprehensive loss of approximately $1.9 million at December 31, 2006 and a cumulative before tax charge to other comprehensive loss of approximately $579,000 at December 31, 2005.

Components of the net periodic pension benefit cost (benefit) for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 are as follows:

(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through December 31, 2005
Service cost	$1	$2
Interest cost	2,853	567
Expected return on plan assets	(3,081)	(615)

Net periodic benefit cost (benefit)	$(227)	$(46)

The discount rate used to determine the benefit cost for the Pension Plans for the year ended December 31, 2006 and the period from October 13, 2005 through December 31, 2005 was 5.50%. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan for the year ended December 31, 2006 and the period from October 13, 2005 through December 31, 2005 was 8.50%.

The allocation, by asset category, of assets of the Retirement Plan at December 31, 2006 and 2005 was as follows:

	2006	2005
Asset category
Equity securities	65.5%	66.8%
Fixed income securities	34.5	33.2

	100.0%	100.0%

At December 31, 2006 and 2005, the Company’s targeted allocation, by asset category, was equity securities 65% and fixed income securities 35%. The Company establishes its estimated long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following table sets forth benefit payments expected to be paid by the Pension Plans for the periods indicated:

(in thousands of dollars)
2007	$1,017
2008	1,253
2009	1,504
2010	1,766
2011	2,001
2012–2016	13,382

A contribution of approximately $4.5 million is expected to be made to the Retirement Plan in 2007, and no contributions are expected to be required or made to the Restoration Plan in 2007.

Exopack, LLC Savings Plan

In connection with the Exopack Acquisition, the Company adopted a new defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $2.3 million and $520,000, respectively, for the year ended December 31, 2006 and the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005.

Cello-Foil 401(k) and Profit-Sharing Plans

The Company assumed the Predecessor Company’s 401(k) and profit-sharing plans for its bargaining and nonbargaining employees in connection with the Cello-Foil Acquisition. The plans allow employees to make voluntary contributions which the Company partially matches; the Company contributions vest immediately. For the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, expense related to the plans was approximately $178,000, $42,000, $58,000, and $124,000, respectively.

The plans also provide for a profit-sharing contribution, which is based on a percentage of income before income taxes (as defined in the plans), as well as current compensation earned by participants and years of service. Profit-sharing expense under these plans for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, was approximately $380,000, $181,000, $223,000, and $273,000, respectively. Through December 31, 2006, employees vest in the Company’s profit-sharing contributions over a seven-year period, with 10% vesting per year during the first four years of service and 20% per year thereafter. Effective January 1, 2007, employees vest in the Company’s profit-sharing contributions over a six-year period, with 10% vesting per year during the first two years of service and 20% per year thereafter.

Exopack, LLC Postretirement Benefit Plan

The Company also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following sets forth the information related to the change in the unfunded accumulated benefit obligation for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005:

(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through December 31, 2005
Change in benefit obligation
Benefit obligation assumed at date of Exopack Acquisition	—	$589
Benefit obligation at beginning of year – January 1	$567	—
Service cost	30	6
Interest cost	29	6
Plan participants’ contributions	—	1
Benefits paid	—	(1)
Actuarial gain	(59)	(34)

Benefit obligation at end of year – December 31	$567	$567

Components of accrued benefit cost
Benefit obligation at end of year	$(567)	$(567)
Unrecognized net actuarial gains	(75)	(17)

Accrued benefit cost	$(642)	$(584)

The significant assumptions used to measure the expected cost of benefits are as follows:

Assumed health care cost trend rate:

9% grading uniformly to 5% over an eight year period at December 31, 2006

10% grading uniformly to 5% over a ten year period at December 31, 2005

Discount rates for obligation:

5.75% at December 31, 2006

5.5% at December 31, 2005

Discount rates for net periodic benefit cost:

5.5% for the year ended December 31, 2006 and the period from October 13, 2005 to December 31, 2005

The Company sets its discount rate annually in relationship to movements in published benchmark rates. The ultimate health care cost trend rate of 5% represents the Company’s best estimate of the long-term average annual health care cost increase over the duration of the postretirement benefit plan’s liabilities.

The effects of a 1.0% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2006 and 2005 and the aggregate of net periodic postretirement health and benefit costs for the year ended December 31, 2006 and the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005.

Components of the net periodic postretirement benefit cost for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005 are as follows:

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through December 31, 2005
Service cost	$30	$6
Interest cost	29	6
Amortization of net actuarial gains	(1)	—

Net periodic postretirement benefit cost	$58	$12

The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2007	$11
2008	17
2009	26
2010	31
2011	45
2012–2016	308

Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2007.

Cello-Foil Executive Stock Bonus Program

Prior to the Cello-Foil Acquisition, the board of directors of Cello-Foil designated 1,625 shares of Cello-Foil stock to be allocated to executive employees of Cello-Foil at the discretion of the Cello-Foil board under an executive stock bonus program (the “Stock Bonus Program”). The Stock Bonus Program was terminated in connection with the Cello-Foil Acquisition on July 14, 2005. Compensation expense was recognized for the estimated fair value of the shares issued in the period that the stock was issued. Expense recognized under the Stock Bonus Program was approximately $114,000 for the year ended December 31, 2004.

2005 Stock Option Plan

In December 2005, CPG’s board of directors approved the establishment of the 2005 Stock Option Plan of CPG Finance, Inc., in which officers and certain key employees of the Company are able to participate, and reserved 100,000 shares of CPG’s non-voting common shares for the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options have a term of no longer than ten years and vest ratably over a five year period.

On December 12, 2005, officers and certain key employees of the Company were granted options to purchase 77,500 non-voting common shares of CPG under the 2005 Stock Option Plan, with all options granted at an exercise price of $72 per share and remaining outstanding at December 31, 2005. Accordingly, 22,500 options were available for grant at December 31, 2005. There were no options exercisable at December 31, 2005, and the weighted average remaining contractual life of these options was 9.8 years at December 31, 2005.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

During the year ended December 31, 2006, options to purchase 15,200 shares of the options granted in December 2005 were forfeited and 62,300 of these options remained outstanding at December 31, 2006. Of these options, 900 were exercisable at December 31, 2006, and the weighted average remaining contractual life of these options was 8.8 years at December 31, 2006.

On May 1 and July 1, 2006, certain key employees of the Company were granted options to purchase 1,100 and 2,850 non-voting common shares of CPG, respectively, under the 2005 Stock Option Plan. The options granted in May had an exercise price of $72 per share and the options granted in July had an exercise price of $130 per share; all such options remained outstanding and none were exercisable at December 31, 2006. The weighted average remaining contractual life of options granted in 2006 was 9.5 years at December 31, 2006. In accordance with the requirements of SFAS No. 123(R), the Company recorded compensation expense of approximately $18,000 related to the 2006 option grants during the year ended December 31, 2006. Compensation expense is being recorded ratably over the vesting period of five years. As of December 31, 2006, the total compensation cost related to nonvested awards not yet recognized is approximately $148,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.5 years.

The aggregate intrinsic value of all options outstanding at December 31, 2006 was approximately $4.9 million. There were 33,750 options available for grant at December 31, 2006 under the 2005 Stock Option Plan.

There were no stock option plans in the Predecessor period.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the Cello-Foil Acquisition. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of December 31, 2006 and 2005, four individuals under the agreements were receiving benefits. The deferred compensation liability for these agreements was approximately $573,000 and $643,000 at December 31, 2006 and 2005, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, was insignificant.

Other Benefit Plans

Effective with the Exopack Acquisition on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined annual goals. The Company recognized charges of approximately $1.8 million and $282,000 for benefits under the management incentive compensation plan for the year ended December 31, 2006 and the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

6.	Capital Structure

The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2006 and 2005) (“Voting Common Stock”) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2006 and 2005) (“Non-Voting Common Stock”), each with a par value of $0.001 per share. The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on any matters to be voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable (see Note 4 with respect to restrictions placed on declarations and payments of dividends under financing arrangements). Each share of Voting Common Stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock.

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding at December 31, 2006 and 2005.

On January 31, 2006, in connection with the debt refinancing discussed in Note 4, the Company received a $15.0 million capital contribution from its parent, Exopack Key Holdings.

Prior to the Cello-Foil Acquisition and during the Predecessor period presented herein, Cello-Foil was authorized to issue 184,000 shares of its common stock (“Predecessor Common Stock”), with a par value of $1 per share. In connection with the Cello-Foil Acquisition, all of the outstanding shares of the Predecessor Common Stock were acquired and retired.

7.	Severance Expenses and Exit and Disposal Activities

Severance Expenses

The Company accounts for benefits provided to employees in connection with their termination of employment in accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Accordingly, the cost of termination benefits is recognized as a liability and a loss when it is probable that employees will be entitled to benefits and the loss can be reasonably estimated.

During the year ended December 31, 2006, the Company terminated certain positions and recorded employee termination costs not associated with exit and disposal activities (see further discussion below) of approximately $2.0 million, recorded in “selling, general and administrative expenses” in the accompanying consolidated statement of operations. Of the approximately $554,000 in severance accrued at December 31, 2005 and approximately $2.0 million in costs incurred in 2006, the Company paid approximately $1.7 million through December 31, 2006, so that approximately $853,000 remained accrued for such employee termination benefits at December 31, 2006.

During the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005, the Company terminated certain salaried positions and recorded employee termination costs of approximately $1.4 million in selling, general and administrative expenses. Of this amount, the Company paid approximately $802,000 through December 31, 2005, so that approximately $554,000 remained accrued for such employee termination benefits at December 31, 2005. The remaining accrual for such employee termination benefits was paid in 2006.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations, and transferred pouch production and certain assets at this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. During the year ended December 31, 2006, the Company recorded costs of approximately $1.7 million for exit activities related to this facility closure. Of this amount, approximately $476,000 represented the charge for the future lease obligation, reduced by expected future sublease income, and approximately $320,000 represented losses on disposal of certain property, plant and equipment. Such costs also consisted of equipment relocation and reinstallation and employee termination costs and are reflected in “selling, general and administrative expenses” in the accompanying 2006 consolidated statements of operations. The remaining liability for employee termination costs related to this facility closure at December 31, 2006 was insignificant.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities, realizing proceeds on the sale of approximately $2.1 million. There was no gain or loss recognized on the sale, as the carrying value of the assets sold was equal to the sales price. The Company recorded costs of approximately $1.1 million and $689,000, respectively, for exit activities related to this sale during the year ended December 31, 2006 and the period from October 13, 2005 (the date of the Exopack Acquisition) through December 31, 2005. Such costs consisted primarily of equipment relocation and reinstallation costs, employee termination costs, and losses on disposal of certain property, plant and equipment and are reflected in “selling, general and administrative expenses” in the accompanying consolidated statements of operations. There was no remaining liability for employee termination costs related to this plant’s sale at December 31, 2006 and the remaining liability for such costs incurred in 2005 was insignificant at December 31, 2005.

8.	Commitments and Contingencies

Operating Leases

The Company leases certain buildings, equipment, vehicles, warehouses, and office space under the terms of noncancelable operating leases which expire through the year 2015.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Future annual payments on the operating leases as of December 31, 2006 are as follows:

(in thousands of dollars)
Years Ending December 31
2007	$3,162
2008	2,679
2009	1,520
2010	1,343
2011	1,031
2012 and thereafter	2,619

Total	$12,354

Rent expense for all operating leases amounted to approximately $4.5 million (excluding the provision for future rental costs related to the pouch production facility that closed during August 2006 as discussed in Notes 2 and 7), $1.1 million, $229,000, and $376,000 for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, respectively.

Services Agreement

The Company has contracted for certain data processing and maintenance services under contracts with remaining commitment periods greater than one year which expire at various dates through February 2010. The annual expense under these contracts is approximately $608,000 and is subject to annual price index increases.

Purchase Commitments

The Company, through its subsidiary Cello-Foil, is obligated under an agreement through December 31, 2009 with its major ink supplier to purchase annually the greater of $4.0 million of ink or 90% of all ink purchases by Cello-Foil from this supplier subject to certain rebates. For the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, Cello-Foil purchased approximately $5.7 million, $1.8 million and $2.2 million, respectively, of ink from this supplier. The agreement was not in effect during 2004.

Capital Project Commitments Related to Property, Plant and Equipment

At December 31, 2006, the Company had various capital projects related to property, plant and equipment in progress with approximately $17.0 million of future estimated costs to complete the projects.

Legal Proceedings

From time to time, the Company becomes party to other legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

9.	Income Taxes

The following tables present the components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004:

	Successor		Predecessor
(in thousands of dollars)	Year ended Dec. 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended Dec. 31, 2004
(Benefit from) provision for income taxes:
Current
Federal	$—	$—	$(815)	$689
State	55	—	(47)	32

	55	—	(862)	721

Deferred
Federal	(1,882)	(1,383)	(869)	150
Foreign	(402)	—	—	—
State	(118)	(163)	8	—

	(2,402)	(1,546)	(861)	150

Net (benefit from) provision for income taxes	$(2,347)	$(1,546)	$(1,723)	$871

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The components of deferred income tax assets and liabilities are summarized as follows:

(in thousands of dollars)	2006	2005
Gross deferred income tax assets
Net operating loss carry-forwards	$3,919	$1,728
Minimum pension liability	3,916	4,897
Accrued vacation	1,452	1,494
AMT credit carryforwards	1,190	292
Postretirement and pension accruals	1,167	895
Accrued workers’ compensation liability	1,007	797
Deferred compensation - stock option bonus payable	685	1,591
Net accounts receivable basis difference	637	946
Deferred compensation accrual	532	244
Accrual for medical claims incurred but not reported	457	415
State tax credit carry-forwards	444	444
Net inventory basis difference	385	602
Other accruals and reserves	399	142

	16,190	14,487

Gross deferred income tax liabilities
Net fixed asset basis difference	(32,876)	(32,472)
Goodwill and other intangible assets basis differences	(20,886)	(21,066)
Other	(203)	(440)

	(53,965)	(53,978)

Gross deferred tax liabilities, net	(37,775)	(39,491)
Less: valuation allowance	(444)	(583)

Net deferred income tax liabilities	$(38,219)	$(40,074)

The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2006 and 2005:

(in thousands of dollars)	2006	2005
Current deferred income tax asset	$3,880	$4,083
Long-term deferred income tax liability	(42,099)	(44,157)

	$(38,219)	$(40,074)

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is summarized as follows:

	Successor				Predecessor
(in thousands of dollars)	Year ended Dec. 31, 2006		Period from July 15, 2005 through Dec. 31, 2005		Period from Jan. 1, 2005 through July 14, 2005		Year ended Dec. 31, 2004
Federal income tax (benefit) at the statutory rate	$(2,461)	34%	$(1,480)	34%	$(1,761)	34%	$924	34%
State income tax (benefit), net of federal income tax (benefit)	(42)	1%	(162)	4%	(1)	0%	22	1%
Meals and entertainment and other non-deductible items	194	-3%	100	-2%	8	0%	13	0%
Other	(38)	0%	(4)	0%	31	-1%	(88)	-3%

	$(2,347)	32%	$(1,546)	36%	$(1,723)	33%	$871	32%

At December 31, 2006, the Company had Federal net operating loss carryforwards of approximately $7.8 million which begin to expire in 2024, Canadian loss carryforwards of approximately $1.1 million which begin to expire in 2009, and alternative minimum tax credit carryforwards of approximately $1.2 million which do not expire.

During 2006, the Internal Revenue Service (“IRS”) completed an examination of the tax year ended December 31, 2004 for Exopack’s predecessor company, with no further tax obligation due to the Company. Also during 2006, the IRS completed an examination of Cello-Foil Products, Inc.’s separate tax return for the period ended July 14, 2005, with an impact to the net operating loss carryforward as discussed in Note 1. Certain research and experimentation tax credits claimed by Cello-Foil, which previously had a full valuation allowance recorded against them as of December 31, 2005, were not adjusted upon examination of the Cello-Foil income tax return. As such, the Company reversed the valuation allowance for these research and experimentation tax credit carryforwards during the year ended December 31, 2006 with a corresponding reduction in goodwill.

The Company has state tax credit carryforwards totaling approximately $444,000 which it does not expect to be able to utilize; accordingly, the Company has recorded a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2006 and 2005.

10.	Related Party Transactions

Transactions with Affiliates of Sun Capital

In 2005, the Company entered into a management services agreement with an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement, and as amended on January 31, 2006). Prior to January 31, 2006, the Company was required to pay an annual management fee equal to the greater of $1.0 million or 3.0% of EBITDA (as defined in the agreement).

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events including, without limitation, refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business consolidations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement. The agreement terminates on October 13, 2015.

During the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005, the Company incurred management fees and other related expenses under the management services agreement of approximately $1.3 million and $628,000, respectively. Such fees are reflected in “selling, general and administrative” expenses in the accompanying consolidated statements of operations.

For the period from July 15, 2005 through December 31, 2005, the Company paid Sun Capital Management approximately $2.9 million for services provided in connection with the Cello-Foil Acquisition, the TPG Acquisition and the Merger.

The Predecessor Company did not operate under a management services agreement during the Predecessor periods.

Lease Agreement

The Predecessor Company had a lease agreement with its former shareholders for the use of a plant facility. In connection with the Cello-Foil Acquisition, the lease was terminated and the Successor Company purchased the building. Rent expense under this lease (included also in total rent expense in note 8) was approximately $96,000 and $192,000, respectively, for the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004. Effective July 15, 2005, the building was recorded in the Company’s property, plant and equipment at estimated fair value in accordance with SFAS No 141.

11.	Segments

The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company feels that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

Subsequent to the Merger, the Company operates principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications such as chemicals, salt, building materials, lawn and garden, food, and beverage containers. Prior to the Merger, the Company operated in the plastic packaging segment exclusively.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 2). The Company evaluates performance based on profit or loss from operations. During the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005, segment data includes a charge allocating certain corporate costs to each of its operating segments (approximately $7.3 million and $3.4 million was allocated to the paper packaging segment during these periods, respectively, and approximately $6.9 million and $2.8 million was allocated to the plastic packaging segment during these periods, respectively). During the Predecessor periods, all corporate costs were allocated to the plastic packaging segment except for $6.3 million of change in control expenses during the period from January 1, 2005 through July 14, 2005.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit in inventory is excluded from segment assets and is recognized as a reduction in cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Effects of intersegment sales and intercompany profit are not significant for the periods presented.

Corporate operating losses include certain unallocated corporate costs. During the period from January 1, 2005 through July 14, 2005, corporate operating losses include charges due to a change in control of the Predecessor Company (see Note 2).

Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations. Corporate assets include primarily certain cash held at the corporate level, deferred financing costs, income tax assets, certain nontrade receivables, capitalized software costs, corporate property, the carrying amount of indefinite-lived trademarks and trade names acquired in the Merger and, in 2005, the cash surrender value of life insurance policies.

The table below presents information about the Company’s reportable segments for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004:

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

	Successor		Predecessor
(in thousands of dollars)	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended December 31, 2004
Revenues from external customers:
Paper packaging	$336,736	$75,597	$—	$—
Plastic packaging	318,687	87,788	37,125	65,098

Total	$655,423	$163,385	$37,125	$65,098

Intersegment revenues:
Paper packaging	$4,833	$1,158	$—	$—
Plastic packaging	13,892	3,002	—	—

Total	$18,725	$4,160	$—	$—

Operating income (loss):
Paper packaging	$26,719	$2,752	$—	$—
Plastic packaging	20,082	2,094	960	2,564
Corporate	(22,748)	(3,432)	(6,292)	—

Total	$24,053	$1,414	$(5,332)	$2,564
Interest expense (income) - Corporate	27,262	5,833	(134)	(150)
Loss on early extinguishment of debt - Corporate	4,002	—	—	—
Other expense (income), net - Corporate	27	(65)	(19)	(2)

(Loss) income before income taxes	$(7,238)	$(4,354)	$(5,179)	$2,716

Identifiable assets:
Paper packaging	$190,265	$182,115	n/a	$—
Plastic packaging	188,846	182,850	n/a	36,385
Corporate	72,018	79,706	n/a	—

Total	$451,129	$444,671	n/a	$36,385

Depreciation and amortization:
Paper packaging	$6,321	$1,138	$—	$—
Plastic packaging	7,060	1,797	1,072	2,091
Corporate	2,340	661	—	—

Total	$15,721	$3,596	$1,072	$2,091

Capital expenditures:
Paper packaging	$3,730	$1,278	$—	$—
Plastic packaging	13,166	2,856	544	357
Corporate	558	78	—	—

Total	$17,454	$4,212	$544	$357

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

The following geographic information represents the Company’s net sales based on product shipment location for the year ended December 31, 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, and the year ended December 31, 2004, and total long-lived assets based on physical locations at December 31, 2006 and 2005:

Net Sales to Unaffiliated Customers

	Successor		Predecessor
(in thousands)	Year ended Dec. 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005	Year ended Dec. 31, 2004
United States	$602,271	$148,185	$37,125	$65,098
Canada	53,152	15,200	—	—

	$655,423	$163,385	$37,125	$65,098

Total Long-Lived Assets

(in thousands)	2006	2005
United States	$269,511	$261,424
Canada	7,935	6,672

	$277,446	$268,096

12.	Valuation and Qualifying Accounts

			Additions
(in thousands)	Balance at Beginning of Period		Charged to Expense	Other		Deductions		Balance at End of Period
2006 (successor period)
Allowance for Uncollectible Accounts	$3,166		$318	$—		$1,299	(3)	$2,185
Valuation Allowance for Deferred Tax Assets	$583		$—	$(139	)(1)	$—		$444
2005 (successor period)
Allowance for Uncollectible Accounts	$146		$139	$3,534	(2)	$653	(3)	$3,166
Valuation Allowance for Deferred Tax Assets	$583	(4)	$—	$—		$—		$583
2005 (predecessor period)
Allowance for Uncollectible Accounts	$146		$—	$—		$—		$146
LIFO Reserve	$1,338		$499	$—		$—		$1,837	(5)
2004 (predecessor period)
Allowance for Uncollectible Accounts	$146		$—	$—		$—		$146
LIFO Reserve	$783		$555	$—		$—		$1,338

(1)	The valuation allowance for deferred tax assets was reduced during 2006 with a corresponding reduction in goodwill. See Note 9 for further discussion.
(2)	Represents allowance for uncollectible accounts recorded through purchase accounting in relation to the acquisitions of Exopack and TPG.
(3)	Represents amounts written off during the period.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(4)	A valuation allowance was recorded for certain deferred tax assets in connection with the acquisitions of Cello-Foil and Exopack during 2005. See Note 9 for further discussion.
(5)	The LIFO reserve was eliminated in connection with the acquisition of Cello-Foil. For more information see Note 2 to the accompanying Consolidated Financial Statements.

13.	Consolidating Financial Information

The Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. Following are consolidating financial statements of the Company, including the guarantors, as of December 31, 2006 and December 31, 2005, and for the year ended December 31, 2006 and the period from July 15, 2005 through December 31, 2005. This consolidating financial information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Notes. Consolidating financial statements for the period from January 1, 2005 through July 14, 2005 and the year ended December 31, 2004 are not presented herein, as Cello-Foil, the Predecessor Company, was the sole entity during that period and a guarantor of the Notes.

The following consolidating financial statements present the balance sheets and statements of operations and of cash flows as of December 31, 2006 and 2005, and for the year December 31, 2006 and the period from July 15, 2005 through December 31, 2005, of (i) Exopack Holding Corp. (the “Parent”), (ii) the guarantor subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), in each case reflecting investments of the Guarantor Subsidiaries in their respective consolidated nonguarantor subsidiaries under the equity method of accounting, (iii) the nonguarantor subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$36	$353	$96	$—	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185)	—	58,880	5,222	—	64,102
Income taxes receivable	—	4,506	—	—	4,506
Other receivables	—	1,503	197	—	1,700
Inventories	—	78,936	8,553	(33)	87,456
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	1,266	544	—	1,810

Total current assets	36	149,324	14,612	(33)	163,939
Property, plant, and equipment, net	—	137,837	7,935	—	145,772
Deferred financing costs, net	8,298	547	—	—	8,845
Intangible assets, net	—	69,037	—	—	69,037
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	84,848	6,181	—	(91,029)	—
Intercompany receivables	35,641	7,310	925	(43,876)	—
Other assets	—	899	—	—	899

Total assets	$128,823	$433,772	$23,472	$(134,938)	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,801	$3,271	$—	$10,072
Accounts payable	147	53,031	4,466	—	57,644
Accrued liabilities	10,313	33,923	569	—	44,805

Total current liabilities	10,460	93,755	8,306	—	112,521

Long-term liabilities
Long-term debt, less current portion	220,000	177	—	—	220,177
Deferred income taxes	(12,353)	53,830	622	—	42,099
Intercompany payables	(153,603)	189,377	8,102	(43,876)	—
Other liabilities	—	10,375	—	—	10,375

Total long-term liabilities	54,044	253,759	8,724	(43,876)	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share—100,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—	—
Common stock, par value, $0.001 per share—2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006	—	—	—	—	—
Additional paid-in capital	72,018	72,018	12,144	(84,162)	72,018
Accumulated other comprehensive income (loss), net	—	1,377	261	—	1,638
Accumulated deficit	(7,699)	12,863	(5,963)	(6,900)	(7,699)

Total stockholder’s equity	64,319	86,258	6,442	(91,062)	65,957

Total liabilities and stockholder’s equity	$128,823	$433,772	$23,472	$(134,938)	$451,129

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$7,792	$1,095	$—	$8,887
Trade accounts receivable (net of allowance for uncollectible accounts of $3,166)	—	55,758	7,556	—	63,314
Income taxes receivable	—	6,146	—	—	6,146
Other receivables	—	3,191	580	—	3,771
Inventories	—	72,264	9,056	—	81,320
Deferred income taxes	—	4,112	(29)	—	4,083
Prepaid expenses and other current assets	—	1,467	548	—	2,015

Total current assets	—	150,730	18,806	—	169,536
Property, plant, and equipment, net	—	134,469	6,672	—	141,141
Deferred financing costs, net	3,796	—	—	—	3,796
Intangible assets, net	—	70,780	—	—	70,780
Goodwill	—	56,175	—	—	56,175
Investments in subsidiaries	57,882	20,044	—	(77,926)	—
Intercompany receivables / (payables)	229,563	—	—	(229,563)	—
Other assets	1,320	914	1,009	—	3,243

Total assets	$292,561	$433,112	$26,487	$(307,489)	$444,671

Liabilities and Stockholder’s Equity
Current liabilities
Current portion of long-term debt	$—	$9	$—	$—	$9
Accounts payable	—	61,203	4,629	—	65,832
Accrued liabilities	3,756	19,863	672	—	24,291

Total current liabilities	3,756	81,075	5,301	—	90,132

Long-term liabilities
Long-term debt, less current portion	236,645	2	—	—	236,647
Deferred income taxes	(2,032)	45,275	914	—	44,157
Intercompany payables	—	229,563	—	(229,563)	—
Other liabilities	—	19,675	—	—	19,675

Total long-term liabilities	234,613	294,515	914	(229,563)	300,479

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share—100,000 shares authorized, no shares issued and outstanding at December 31, 2005	—	—	—	—	—
Common stock, par value, $0.001 per share—2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2005	—	—	—	—	—
Additional paid-in capital	57,000	57,000	20,250	(77,250)	57,000
Accumulated other comprehensive loss, net	—	(360)	228	—	(132)
(Accumulated deficit) retained earnings	(2,808)	882	(206)	(676)	(2,808)

Total stockholder’s equity	54,192	57,522	20,272	(77,926)	54,060

Total liabilities and stockholder’s equity	$292,561	$433,112	$26,487	$(307,489)	$444,671

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$—	$608,027	$50,984	$(3,588)	$655,423
Cost of sales	—	537,946	48,955	(3,555)	583,346

Gross margin	—	70,081	2,029	(33)	72,077
Selling, general and administrative expenses	18	40,123	7,883	—	48,024

Operating income (loss)	(18)	29,958	(5,854)	(33)	24,053

Other expenses (income)
Interest expense	23,140	4,025	97	—	27,262
Loss on early extinguishment of debt	4,002	—	—	—	4,002
Other expense (income), net	—	(181)	208	—	27

Net other expense	27,142	3,844	305	—	31,291

(Loss) income before income taxes	(27,160)	26,114	(6,159)	(33)	(7,238)
(Benefit from) provision for income taxes	(10,321)	8,376	(402)	—	(2,347)

Net (loss) income before equity in earnings of affiliates	(16,839)	17,738	(5,757)	(33)	(4,891)
Equity in earnings (loss) of affiliates	11,948	(5,757)	—	(6,191)	—

Net (loss) income	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE PERIOD FROM JULY 15, 2005 THROUGH DECEMBER 31, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$149,214	$15,200	$(1,029)	$163,385
Cost of sales	—	135,782	14,332	(1,029)	149,085

Gross margin	—	13,432	868	—	14,300
Selling, general and administrative expenses	—	11,763	1,123		12,886

Operating income (loss)	—	1,669	(255)	—	1,414

Other expenses (income)
Interest expense	5,722	36	75		5,833
Other expense (income), net	—	(69)	4		(65)

Net other expense	5,722	(33)	79	—	5,768

(Loss) income before income taxes	(5,722)	1,702	(334)	—	(4,354)
(Benefit from) provision for income taxes	(2,032)	614	(128)		(1,546)

Net (loss) income before equity in earnings of affiliates	(3,690)	1,088	(206)	—	(2,808)
Equity in earnings (loss) of affiliates	882	(206)	—	(676)	—

Net (loss) income	$(2,808)	$882	$(206)	$(676)	$(2,808)

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,029	13,846	846	—	15,721
Equity in loss (earnings) of affiliates	(11,948)	5,757	—	6,191	—
Deferred income tax (benefit) provision	(10,321)	8,321	(402)	—	(2,402)
Loss from early extinguishment of debt	4,002	—	—	—	4,002
Stock compensation expense	18	18	—	(18)	18
Provision for bad debts	—	143	175	—	318
Loss on sales and disposal of property, plant and equipment	—	689	373	—	1,062
Impairment of property, plant and equipment	—	—	365	—	365
Increase in cash surrender value of life insurance, net of premiums paid	—	(13)	—	—	(13)
Changes in operating assets and liabilities
Receivables	—	(3,265)	2,159	—	(1,106)
Inventories	—	(6,671)	(33)	33	(6,671)
Prepaid expenses and other assets	—	648	1,308	—	1,956
Accounts payable and accrued and other liabilities	7,107	(6,493)	(266)	—	348
Income tax receivable/payable	—	964	—	—	964

Net cash (used in) provided by operating activities	(15,004)	25,925	(1,232)	(18)	9,671

Cash flows from investing activities
Acquisition of TPG	—	—	(19)	—	(19)
Acquisition of Exopack	—	(346)	—	—	(346)
Purchases of property, plant and equipment	—	(15,629)	(1,825)	—	(17,454)
Proceeds on sales of property, plant and equipment	—	47	13	—	60
Proceeds from return of investment in life insurance	—	328	—	—	328
Investments in subsidiaries	(15,018)	—	—	15,018	—
Other	—	(50)	—	—	(50)

Net cash used in investing activities	(15,018)	(15,650)	(1,831)	15,018	(17,481)

Cash flows from financing activities
Proceeds from issuance of senior notes	220,000	—	—	—	220,000
Repayment of bridge loan	(200,000)	—	—	—	(200,000)
Borrowings under subordinated term loans	—	238	—	—	238
Repayment of subordinated term loans	(36,645)	(16)	—	—	(36,661)
Borrowings under revolving credit facility	—	569,658	27,443	—	597,101
Repayments under revolving credit facility	—	(562,905)	(24,172)	—	(587,077)
Intercompany borrowings (repayments)	40,319	(39,145)	(1,174)	—	—
Capital contribution by parent	15,000	15,000	—	(15,000)	15,000
Financing costs paid	(8,616)	(670)	—	—	(9,286)
Repayments of capital lease obligation	—	(9)	—	—	(9)

Net cash provided by (used in) financing activities	30,058	(17,849)	2,097	(15,000)	(694)
Effect of exchange rate changes on cash	—	135	(33)	—	102

Decrease in cash	36	(7,439)	(999)	—	(8,402)
Cash
Beginning of period	—	7,792	1,095	—	8,887

End of period	$36	$353	$96	$—	$485

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JULY 15, 2005 THROUGH DECEMBER 31, 2005

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,808)	$882	$(206)	$(676)	$(2,808)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	85	3,335	176	—	3,596
Equity in earnings of affiliates	(882)	206		676	—
Deferred income tax (benefit) provision	(2,032)	614	(128)	—	(1,546)
Provision for (recovery of) bad debts	—	228	(89)	—	139
Gain on disposition of property, plant and equipment	—	(23)	(5)	—	(28)
Increase in cash surrender value of life insurance, net of premiums paid	—	(8)	—	—	(8)
Changes in operating assets and liabilities (net of operating assets and liabilities acquired for 2005)
Receivables	—	(4,071)	(137)	—	(4,208)
Inventories	—	3,159	480	—	3,639
Prepaid expenses and other assets	—	1,655	(1,005)	—	650
Accounts payable and accrued and other liabilities	3,040	19,447	1,268	—	23,755

Net cash provided by operating activities	(2,597)	25,424	354	—	23,181

Cash flows from investing activities
Acquisition of Cello-Foil, net of cash acquired	(5,000)	(30,671)	—	—	(35,671)
Acquisition of TPG, net of cash acquired	—	(13,198)	651	—	(12,547)
Acquisition of Exopack, net of cash acquired	(52,000)	(206,323)	328	—	(257,995)
Purchases of property, plant and equipment, including capitalized software	—	(4,042)	(170)	—	(4,212)
Proceeds from disposition of property, plant and equipment	—	2,120	13	—	2,133
Proceeds from return of investment in life insurance	—	1,229	—	—	1,229
Other	—	(3)	—	—	(3)

Net cash used in investing activities	(57,000)	(250,888)	822	—	(307,066)

Cash flows from financing activities					—
Proceeds from issuance of bridge loan	200,000	—	—	—	200,000
Borrowings under subordinated term loans	36,645	—	—	—	36,645
Paid in capital from acquisition of Cello-Foil	5,000	—	—	—	5,000
Paid in capital from acquisition of Exopack	52,000	—	—	—	52,000
Intercompany borrowings (repayments)	(233,191)	233,258	(67)	—	—
Financing costs paid on Notes and New Senior Credit Facility	(765)	—	—	—	(765)
Financing costs paid on bridge loan and subordinated term loans	(92)	—	—	—	(92)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	59,597	233,256	(67)	—	292,786
Effect of exchange rate changes on cash	—	—	(14)	—	(14)

Increase (decrease) in cash	—	7,792	1,095	—	8,887
Cash
Beginning of period	—	—	—	—	—

End of period	$—	$7,792	$1,095	$—	$8,887

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation of FPD Holdings Corp., dated April 12, 2001 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.2	Certificate of Amendment to the Certificate of Incorporation of FPD Holdings Corp. (amending name to Exo-Tech Packaging Holding Corp.), dated July 26, 2001(incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.3	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp., dated August 6, 2001 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.4	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp. (amending name to Exopack Holding Corp.), dated August 25, 2001 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.5	Certificate of Merger of Exopack Integrated, Inc. with and into Exopack Holding Corp. (the surviving corporation), dated October 13, 2005 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.6	Bylaws of FPD Holdings Corp., dated April 30, 2001 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.7	Certificate of Incorporation of FPD Acquisition, Inc., dated April 12, 2001 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.8	Certificate of Conversion of FPD Acquisition, Inc. into Exo-Tech Packaging, L.L.C. (with Exo-Tech, L.L.C. as the surviving entity), dated July 27, 2001 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.9	Certificate of Formation of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.10	Certificate of Amendment to the Certificate of Formation of Exo-Tech Packaging, L.L.C. (amending name to Exopack, LLC), dated August 28, 2001 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.11	Limited Liability Company Agreement of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.12	Certificate of Formation of Exopack-Thomasville, LLC, dated September 12, 2001 (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.13	Limited Liability Company Agreement of Exopack-Thomasville, LLC, dated September 27, 2003 (incorporated by reference to Exhibit 3.13 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.14	Certificate of Formation of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.14 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.15	Certificate of Amendment to the Certificate of Formation of SF&A Acquisition, L.L.C., dated September 30, 2002 (incorporated by reference to Exhibit 3.15 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.16	Certificate of Amendment to the Certificate of Formation of Specialty Films & Associates, L.L.C (amending name to Exopack Hebron, L.L.C.), dated January 10, 2005 (incorporated by reference to Exhibit 3.16 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.17	Limited Liability Company Agreement of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.17 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.18	Articles of Incorporation of Portsmouth Acquisition Co., dated July 19, 2003 (incorporated by reference to Exhibit 3.18 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.19	Certificate of Amendment of Articles of Incorporation of Portsmouth Acquisition Co. (amending name to Exopack-Ontario, Inc.), dated October 1, 2003 (incorporated by reference to Exhibit 3.19 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.20	Bylaws of Portsmouth Acquisition Co., dated July 22, 2003 (incorporated by reference to Exhibit 3.20 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.21	Certificate of Incorporation of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.21 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.22	By-Laws of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.22 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.23	Limited Liability Company Articles of Organization of Exopack-Technology, LLC, dated September 15, 2003 (incorporated by reference to Exhibit 3.23 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.24	Limited Liability Company Agreement of Exopack-Technology, LLC, dated September 29, 2003 (incorporated by reference to Exhibit 3.24 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.25	Articles of Incorporation of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.25 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.26	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated May 13, 1977 (incorporated by reference to Exhibit 3.26 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.27	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated March 3, 1992 (incorporated by reference to Exhibit 3.27 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.28	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated June 9, 2005 (incorporated by reference to Exhibit 3.28 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.29	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated September 21, 2005 (incorporated by reference to Exhibit 3.29 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.30	Bylaws of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.30 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.31	Certificate of Incorporation of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.31 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.32	By-Laws of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.32 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.33	Certificate of Incorporation of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.33 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.34	By-Laws of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.34 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.35	Certificate of Incorporation of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.35 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.36	By-Laws of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.36 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.37	Articles of Association of 3104623 Nova Scotia Company, dated August 26, 2005 (incorporated by reference to Exhibit 3.37 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.38	Certificate of Name Change of 3104623 Nova Scotia Company to The Packaging Group (Canada) Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 3.38 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.1	Indenture dated January 31, 2006 between our Company and the Guarantors party thereto, The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.2	Form of 11 1/4% Senior Note due 2014 (included as Exhibit A1 of Exhibit 4.1).

4.3	Form of Guarantee relating to the 11 1/4% Senior Notes due 2014 (included as Exhibit E of Exhibit 4.1).

4.4	Exchange and Registration Rights Agreement, dated as of January 31, 2006, by and among our Company, our Subsidiary Guarantors and Goldman, Sachs & Co., on behalf of the initial purchasers of the old notes (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.1	Credit Agreement, dated as of January 31, 2006, by and among Exopack, LLC, Cello-Foil Products, Inc. and Exopack-Newmarket, Ltd., as Borrowers, the other Credit Parties designated therein, General Electric Capital Corporation, as US Agent, US LC/Issuer and US Lender, GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lender (incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.2	2005 Stock Option Plan of CPG Finance, Inc (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3	Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.4	Stock Option Grant Agreement between CPG Finance, Inc. and David Rawden, dated December 12, 2005 (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.5	Separation Benefit Agreement between our Company and David Rawden, dated December 12, 2005 (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.6	Separation Benefit Agreement between our Company and Jack Knott, dated January 10, 2006 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.7*	Separation Benefit Agreement between our Company and Jon Heard, dated March 23, 2007.

10.8*	Stock Option Grant Agreement between CPG Finance, Inc. and Jon Heard, dated December 12, 2005.

10.9*	Separation Benefit Agreement between our Company and Fred Crowe, dated December 12, 2005.

10.10*	Stock Option Grant Agreement between CPG Finance, Inc. and Fred Crowe, dated December 12, 2005.

10.11*	Separation Benefit Agreement between our Company and Bob Arvanites, dated December 12, 2005.

10.12*	Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005.

10.13*	Separation Benefit Agreement between our Company and Gerry Ferguson, dated December 12, 2005.

10.14*	Stock Option Grant Agreement between CPG Finance, Inc. and Gerry Ferguson, dated December 12, 2005.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Exopack Holding Corp.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.