Form 10-Q
period 2007-03-31
EXOPACK HOLDING CORP
filed 2007-05-15
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

EXOPACK HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0678893
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3070 Southport Rd., Spartanburg, SC	29302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 596-7140

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of March 31, 2007, one share of the registrant’s common stock was outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 6.	Exhibits	26

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except for share and per share data)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$694	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $1,660 and $2,185 for 2007 and 2006, respectively)	65,482	64,102
Income taxes receivable	1,755	4,506
Other receivables	1,400	1,700
Inventories	84,444	87,456
Deferred income taxes	3,909	3,880
Prepaid expenses and other current assets	1,997	1,810

Total current assets	159,681	163,939
Property, plant, and equipment, net	147,226	145,772
Deferred financing costs, net	8,519	8,845
Intangible assets, net	68,600	69,037
Goodwill	62,637	62,637
Other assets	901	899

Total assets	$447,564	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$14,813	$10,072
Accounts payable	55,387	57,644
Accrued and other liabilities	34,947	44,805

Total current liabilities	105,147	112,521

Long-term liabilities
Long-term debt, less current portion	220,165	220,177
Deferred income taxes	43,608	42,099
Other liabilities	9,854	10,375

Total long-term liabilities	273,627	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2007 and December 31, 2006, respectively	—	—
Additional paid-in capital	72,066	72,018
Accumulated other comprehensive income, net	1,822	1,638
Accumulated deficit	(5,098)	(7,699)

Total stockholder’s equity	68,790	65,957

Total liabilities and stockholder’s equity	$447,564	$451,129

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net sales	$162,658	$169,282
Cost of sales	141,396	152,116

Gross margin	21,262	17,166
Selling, general and administrative expenses	10,015	10,896

Operating income	11,247	6,270

Other expenses (income)
Interest expense	7,006	6,539
Loss on early extinguishment of debt	—	3,764
Other expense (income), net	147	(150)

Net other expense	7,153	10,153

Income (loss) before income taxes	4,094	(3,883)
Provision for (benefit from) income taxes	1,493	(1,446)

Net income (loss)	$2,601	$(2,437)

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2006	1	$—	$72,018	$1,638	$(7,699)	$65,957
Stock-based compensation on equity classified awards	—	—	48	—	—	48
Net income	—	—	—	—	2,601	2,601
Cumulative translation adjustment	—	—	—	184	—	184

Balances at March 31, 2007	1	$—	$72,066	$1,822	$(5,098)	$68,790

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cash flows from operating activities
Net income (loss)	$2,601	$(2,437)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	4,239	3,721
Deferred income tax provision (benefit)	1,476	(1,454)
Stock compensation expense	48	—
Loss from early extinguishment of debt	—	3,764
(Recovery of) provision for bad debts	(144)	179
Loss on sales and disposition of property, plant and equipment	69	—
Changes in operating assets and liabilities
Receivables	(1,185)	(5,534)
Inventories	3,092	(2,449)
Prepaid expenses and other assets	(18)	(1,305)
Accounts payable and accrued and other liabilities	(12,688)	4,805
Income tax receivable/payable	2,751	(93)

Net cash provided by (used in) operating activities	241	(803)

Cash flows from investing activities
Purchases of property, plant and equipment	(4,920)	(2,596)
Acquisition of Exopack - purchase price adjustment	—	(150)
Proceeds from sales of property, plant and equipment	129	—
Other	—	7

Net cash used in investing activities	(4,791)	(2,739)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	220,000
Repayment of bridge loan	—	(200,000)
Repayment of subordinated term loans	(11)	(36,645)
Borrowings under revolving credit facility	180,206	90,948
Repayments under revolving credit facility	(175,497)	(85,940)
Capital contribution by parent	—	15,000
Financing costs paid	—	(7,839)
Repayments of capital lease obligation	(2)	(2)

Net cash provided by (used in) financing activities	4,696	(4,478)
Effect of exchange rate changes on cash	63	(258)

Increase (decrease) in cash and cash equivalents	209	(8,278)
Cash and cash equivalents
Beginning of period	485	8,887

End of period	$694	$609

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization, Acquisitions and Merger and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in the Fall of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). The three businesses were merged in October 2005 (hereinafter referred to as the “Merger”) and are wholly-owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). The Company operates 13 manufacturing plants in the United States and two in Canada. Six of the plants manufacture paper-based packaging materials and nine of the plants manufacture plastic-based packaging materials.

The unaudited consolidated financial statements for the three months ended March 31, 2007 and 2006 include the results of operations of the Company, reflecting Exopack, Cello-Foil, and TPG operations.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

2.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of March 31, 2007. The Company believes it is more likely than not that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company is required to adopt this statement effective the fourth quarter of 2007 and does not expect the new standard to have a significant impact on its financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

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

3.	Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	March 31, 2007	December 31, 2006
Inventories
Raw materials and supplies	$32,105	$33,829
Work in progress	10,791	11,445
Finished goods	41,548	42,182

Total inventories	$84,444	$87,456

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil and Exopack and totaled approximately $62.6 million at March 31, 2007 and December 31, 2006, respectively.

Of the goodwill totaling approximately $62.6 million, approximately $33.5 million and $29.1 million has been assigned to the paper packaging and plastic packaging segments, respectively (see also Note 12 for further information regarding the Company’s segments). The goodwill is not deductible for income tax purposes.

A working capital purchase price adjustment of $150,000 was required by the Exopack acquisition agreement and paid by the Company during the three months ended March 31, 2006.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2007	December 31, 2006
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$14,800	$14,800
Patents (amortized over 15 years)	3,940	3,940
Trademarks and tradenames (amortized over 15 years)	1,500	1,500

	20,240	20,240
Accumulated amortization	(2,640)	(2,203)

Definite-lived intangible assets	17,600	18,037
Indefinite-lived intangible assets - trademarks and tradenames acquired in the Merger	51,000	51,000

Net intangible assets	$68,600	$69,037

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2007 and 2006 was approximately $437,000 and $441,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks/tradenames for 2007 through 2011 is approximately $1.7 million per year.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

5.	Refinancing of Long-Term Debt and Capital Contribution

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014 (the “Private Placement Notes”). In January 2007, the Company completed an exchange offer whereby new notes registered under the Securities Act of 1933 (the “Notes”) were issued in exchange for the Private Placement Notes. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 with the first such payment made by the Company on July 31, 2006.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. The senior secured revolving credit facility provides for a maximum credit facility of $45.0 million, which includes a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent) (the “Senior Credit Facility”). A reserve is established against availability in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian subfacility. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit subfacilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and Canadian subsidiaries, as defined in the loan agreement, and approximately $26.1 million was available for borrowings at March 31, 2007. The Senior Credit Facility matures after five years and is classified as a current liability in the accompanying consolidated balance sheets.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2007 was 7.1%. The Senior Credit Facility also includes unused facility and letter-of-credit fees.

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

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000 requiring monthly payments of $4,164 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

Capital Contribution

On January 31, 2006, the Company received a $15.0 million capital contribution from its parent, Exopack Key Holdings.

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, the $15.0 million capital contribution from its parent, and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005. In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings of approximately $3.8 million during the three months ended March 31, 2006 to write-off the deferred financing costs related to the former senior credit facility and former subordinated term loans.

6.	Stock Option Plan

In December 2005, CPG’s Board of Directors approved the establishment of the 2005 Stock Option Plan of CPG Finance, Inc. (the “2005 Stock Option Plan”), in which officers and certain key employees of the Company are able to participate, and reserved 100,000 shares of CPG’s non-voting common shares for the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options have a term of no longer than ten years and vest ratably over a five year period.

In 2005, the Company applied the “instrinsic method” of accounting for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 2005 Stock Option Plan. Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to the options issued in December 2005. The prospective method also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense, related to options issued subsequent to FAS 123(R) adoption, is being recorded ratably over the vesting period of five years. The Company granted 11,200 options during the three months ended March 31, 2007 and recorded compensation expense of approximately $48,000 during the period. There were no options granted during the three months ended March 31, 2006. As of March 31, 2007, the total compensation cost related to nonvested awards not yet recognized is approximately $1,089,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.7 years.

The following table illustrates the effect on net income (loss) for the three months ended March 31, 2007 and 2006 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations:

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

(in thousands of dollars)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income (loss), as reported	$2,601	$(2,437)
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(78)	(99)

Pro forma net income (loss)	$2,523	$(2,536)

The fair values of the option grants during the three months ended March 31, 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

2007 Grants
Weighted-average grant date fair value per share	$91
Weighted-averaged expected lives (years)	10
Weighted average risk-free interest rate	4.77%
Volatility	40.0%

The following tables summarize information about stock options outstanding at March 31, 2007 (there were no stock options exercisable at March 31, 2007):

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	61,900	8.5 years
$130	2,850	9.3 years
$140	10,900	9.8 years

	75,650	8.9 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2006	66,250	$74.50
Granted	11,200	$140.00
Forfeited	(1,800)	$83.33

Options outstanding at March 31, 2007	75,650	$83.98	$6.4 million	8.9 years

There were 24,350 options available for grant at March 31, 2007 under the 2005 Stock Option Plan.

7.	Employee Defined Benefit Plans

The Company sponsors two defined benefit pension plans, with one of the plans covering substantially all full-time employees of Exopack. The Company also sponsors a postretirement benefit plan covering, on a restricted basis, certain Exopack employees pursuant to a collective bargaining agreement. The pension plans were frozen prior to the acquisition of Exopack, except for a small group of employees in one of the plans. Accordingly, the employees’ final benefit calculation under the pension plans was the benefit they had earned under the pension plans as of the date the plans were frozen.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The components of the net periodic benefit cost (benefit) for the pension plans and the postretirement benefit plan are as follows for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
(in thousands of dollars)	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
Service cost	$—	$8	$2	$8
Interest cost	737	8	709	8
Expected return on plan assets	(822)	—	(770)	—

Net periodic benefit cost (benefit)	$(85)	$16	$(59)	$16

The Company contributed approximately $1,000 to one of the pension plans during the three months ended March 31, 2007, and contributions of approximately $4.5 million are expected to be made to the plan during the remainder of 2007. The Company expects to contribute approximately $1.5 million to the plan during 2008.

Other than Company contributions to fund annual benefit payments, no other contributions have been made or are expected to be required or made to fund the postretirement benefit obligation in 2007 or 2008.

8.	Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2007, the Company increased its future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. This charge is reflected in “selling, general and administrative expenses” in the accompanying 2007 consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2007 is approximately $429,000. There were no exit costs incurred during the three months ended March 31, 2006 related to this facility closure.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities. The Company recorded costs of approximately $501,000 for exit activities related to this sale in the three months ended March 31, 2006. No costs related to this exit activity were incurred during the three months ended March 31, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and employee termination costs and are reflected in “selling, general and administrative expenses” in the accompanying 2006 consolidated statement of operations. There was no remaining liability for such employee termination costs at March 31, 2006.

9.	Contingencies

From time to time, the Company becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to its operations. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three months ended March 31, 2007 and 2006:

(in thousands of dollars)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Net income (loss)	$2,601	$(2,437)
Cumulative translation adjustment	184	(263)

Comprehensive income (loss)	$2,785	$(2,700)

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the three months ended March 31, 2007:

(in thousands of dollars)	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$397	$1,241	$1,638
Year-to-date net change	184	—	184

Balance at March 31, 2007	$581	$1,241	$1,822

11.	Related Party Transaction

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement, and as amended on January 31, 2006). Prior to January 31, 2006, the Company was required to pay an annual management fee equal to the greater of $1.0 million or 3.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $373,000 and $275,000 during the three months ended March 31, 2007 and 2006, respectively. The management fees are reflected in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

12.	Segments and Significant Customers

Segments

The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company believes that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

The Company operates principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The Company evaluates performance based on profit or loss from operations. During the three months ended March 31, 2007, segment data includes a charge allocating certain corporate costs to each of its operating segments. Approximately $1.7 million and $1.8 million were allocated to the paper packaging and plastic packaging segments, respectively, during the three months ended March 31, 2007. During the three months ended March 31, 2006, approximately $2.0 million and $1.7 million were allocated to the paper packaging and plastic packaging setments, respectively.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit in inventory is recognized as a reduction in costs of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Effects of intersegment sales and intercompany profit are not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2007 and 2006:

(in thousands of dollars)	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Revenues from external customers:
Paper packaging	$83,420	$89,047
Plastic packaging	79,238	80,235

Total	$162,658	$169,282

Intersegment revenues:
Paper packaging	$788	$2,452
Plastic packaging	3,330	5,805

Total	$4,118	$8,257

Operating income:
Paper packaging	$8,383	$5,365
Plastic packaging	6,785	5,320
Corporate	(3,921)	(4,415)

Total	$11,247	$6,270
Interest expense - Corporate	7,006	6,539
Loss on early extinguishment of debt - Corporate	—	3,764
Other expense (income), net - Corporate	147	(150)

Income (loss) before income taxes	$4,094	$(3,883)

Significant Customers

During the three months ended March 31, 2007, one customer accounted for 11% of the Company’s net sales and 5% of the Company’s trade accounts receivable at March 31, 2007. No single customer accounted for more than 10% of the Company’s net sales during the three months ended March 31, 2006. The Company’s customers are dispersed across many different geographic areas, primarily in North America.

13.	Consolidating Financial Information

The Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. Following are consolidating financial statements of the Company, including the guarantors, as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006. This consolidating financial information is provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Notes.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

The following consolidating financial statements present the balance sheets, statements of operations and statements of cash flows as of March 31, 2007 and December 31, 2006, and for the three months ended March 31, 2007 and 2006, of (i) Exopack Holding Corp. (the “Parent”), (ii) the guarantor subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), in each case reflecting investments of the Guarantor Subsidiaries in their respective consolidated nonguarantor subsidiaries under the equity method of accounting, (iii) the nonguarantor subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$67	$383	$244	$—	$694
Trade accounts receivable (net of allowance for uncollectible accounts of $1,660)	—	59,835	5,647	—	65,482
Income taxes receivable	—	1,755	—	—	1,755
Other receivables	—	1,286	114	—	1,400
Inventories	—	75,618	8,872	(46)	84,444
Deferred income taxes	—	3,880	29	—	3,909
Prepaid expenses and other current assets	—	1,493	504	—	1,997

Total current assets	67	144,250	15,410	(46)	159,681
Property, plant, and equipment, net	—	139,410	7,816	—	147,226
Deferred financing costs, net	8,006	513	—	—	8,519
Intangible assets, net	—	68,600	—	—	68,600
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	91,241	5,845	—	(97,086)	—
Intercompany receivables	35,640	6,993	1,319	(43,952)	—
Other assets	—	901	—	—	901

Total assets	$134,954	$429,149	$24,545	$(141,084)	$447,564

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$11,039	$3,774	$—	$14,813
Accounts payable	—	50,149	5,238	—	55,387
Accrued and other liabilities	4,126	30,154	667	—	34,947

Total current liabilities	4,126	91,342	9,679	—	105,147

Long-term liabilities
Long-term debt, less current portion	220,000	165	—	—	220,165
Deferred income taxes	(14,487)	57,621	474	—	43,608
Intercompany payables	(141,653)	177,426	8,179	(43,952)	—
Other liabilities	—	9,854	—	—	9,854

Total long-term liabilities	63,860	245,066	8,653	(43,952)	273,627

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2007	—	—	—	—	—
Additional paid-in capital	72,066	72,066	12,144	(84,210)	72,066
Accumulated other comprehensive income, net	—	1,454	368	—	1,822
Accumulated deficit	(5,098)	19,221	(6,299)	(12,922)	(5,098)

Total stockholder’s equity	66,968	92,741	6,213	(97,132)	68,790

Total liabilities and stockholder’s equity	$134,954	$429,149	$24,545	$(141,084)	$447,564

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$36	$353	$96	$—	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185)	—	58,880	5,222	—	64,102
Income taxes receivable	—	4,506	—	—	4,506
Other receivables	—	1,503	197	—	1,700
Inventories	—	78,936	8,553	(33)	87,456
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	1,266	544	—	1,810

Total current assets	36	149,324	14,612	(33)	163,939
Property, plant, and equipment, net	—	137,837	7,935	—	145,772
Deferred financing costs, net	8,298	547	—	—	8,845
Intangible assets, net	—	69,037	—	—	69,037
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	84,848	6,181	—	(91,029)	—
Intercompany receivables	35,641	7,310	925	(43,876)	—
Other assets	—	899	—	—	899

Total assets	$128,823	$433,772	$23,472	$(134,938)	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,801	$3,271	$—	$10,072
Accounts payable	147	53,031	4,466	—	57,644
Accrued and other liabilities	10,313	33,923	569	—	44,805

Total current liabilities	10,460	93,755	8,306	—	112,521

Long-term liabilities
Long-term debt, less current portion	220,000	177	—	—	220,177
Deferred income taxes	(12,353)	53,830	622	—	42,099
Intercompany payables	(153,603)	189,377	8,102	(43,876)	—
Other liabilities	—	10,375	—	—	10,375

Total long-term liabilities	54,044	253,759	8,724	(43,876)	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006	—	—	—	—	—
Additional paid-in capital	72,018	72,018	12,144	(84,162)	72,018
Accumulated other comprehensive income, net	—	1,377	261	—	1,638
Accumulated deficit	(7,699)	12,863	(5,963)	(6,900)	(7,699)

Total stockholder’s equity	64,319	86,258	6,442	(91,062)	65,957

Total liabilities and stockholder’s equity	$128,823	$433,772	$23,472	$(134,938)	$451,129

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$152,543	$10,741	$(626)	$162,658
Cost of sales	—	131,827	10,182	(613)	141,396

Gross margin	—	20,716	559	(13)	21,262
Selling, general and administrative expenses	48	9,106	861	—	10,015

Operating income (loss)	(48)	11,610	(302)	(13)	11,247

Other expenses (income)
Interest expense	5,830	1,105	71	—	7,006
Other expense, net	—	3	144	—	147

Net other expense	5,830	1,108	215	—	7,153

(Loss) income before income taxes	(5,878)	10,502	(517)	(13)	4,094
(Benefit from) provision for income taxes	(2,134)	3,808	(181)	—	1,493

Net (loss) income before equity in earnings of affiliates	(3,744)	6,694	(336)	(13)	2,601
Equity in earnings (loss) of affiliates	6,345	(336)	—	(6,009)	—

Net income (loss)	$2,601	$6,358	$(336)	$(6,022)	$2,601

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$157,583	$12,501	$(802)	$169,282
Cost of sales	—	141,200	11,718	(802)	152,116

Gross margin	—	16,383	783	—	17,166
Selling, general and administrative expenses	—	10,136	760	—	10,896

Operating income	—	6,247	23	—	6,270

Other expenses (income)
Interest expense	6,293	234	12	—	6,539
Loss on early extinguishment of debt	3,764	—	—	—	3,764
Other income, net	—	(25)	(125)	—	(150)

Net other expense (income)	10,057	209	(113)	—	10,153

(Loss) income before income taxes	(10,057)	6,038	136	—	(3,883)
(Benefit from) provision for income taxes	(3,721)	2,275	—	—	(1,446)

Net (loss) income before equity in earnings of affiliates	(6,336)	3,763	136	—	(2,437)
Equity in earnings of affiliates	3,899	136		(4,035)	—

Net (loss) income	$(2,437)	$3,899	$136	$(4,035)	$(2,437)

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,601	$6,358	$(336)	$(6,022)	$2,601
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	292	3,733	214	—	4,239
Equity in loss (earnings) of affiliates	(6,345)	336	—	6,009	—
Deferred income tax (benefit) provision	(2,134)	3,793	(183)	—	1,476
Stock compensation expense	48	48	—	(48)	48
(Recovery from) provision for bad debts	—	(226)	82	—	(144)
(Gain) loss on sales and disposal of property, plant and equipment	—	(4)	73	—	69
Changes in operating assets and liabilities	—			—
Receivables	—	(728)	(457)	—	(1,185)
Inventories	—	3,319	(240)	13	3,092
Prepaid expenses and other assets	—	(147)	129	—	(18)
Accounts payable and accrued and other liabilities	(6,334)	(7,250)	896	—	(12,688)
Income tax receivable/payable	—	2,751	—	—	2,751

Net cash (used in) provided by operating activities	(11,872)	11,983	178	(48)	241

Cash flows from investing activities
Purchases of property, plant and equipment	—	(4,737)	(183)	—	(4,920)
Proceeds on sales of property, plant and equipment	—	40	89	—	129
Investments in subsidiaries	(48)	—	—	48	—

Net cash used in investing activities	(48)	(4,697)	(94)	48	(4,791)

Cash flows from financing activities
Repayment of subordinated term loans	—	(11)	—	—	(11)
Borrowings under revolving credit facility	—	173,423	6,783	—	180,206
Repayments under revolving credit facility	—	(169,184)	(6,313)	—	(175,497)
Intercompany borrowings (repayments)	11,951	(11,559)	(392)	—	—
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	11,951	(7,333)	78	—	4,696
Effect of exchange rate changes on cash	—	77	(14)	—	63

Increase in cash and cash equivalents	31	30	148	—	209
Cash and cash equivalents
Beginning of period	36	353	96	—	485

End of period	$67	$383	$244	$—	$694

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,437)	$3,899	$136	$(4,035)	$(2,437)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	212	3,303	206	—	3,721
Equity in earnings of affiliates	(3,899)	(136)	—	4,035	—
Deferred income tax (benefit) provision	(3,721)	2,267	—	—	(1,454)
Loss from early extinguishment of debt	3,764	—	—	—	3,764
Provision for bad debts	—	175	4	—	179
Changes in operating assets and liabilities
Receivables	—	(6,083)	549	—	(5,534)
Inventories	—	(1,083)	(1,366)	—	(2,449)
Prepaid expenses and other assets	—	(1,626)	321	—	(1,305)
Accounts payable and accrued and other liabilities	1,085	3,310	410	—	4,805
Income tax receivable/payable	—	(93)	—	—	(93)

Net cash (used in) provided by operating activities	(4,996)	3,933	260	—	(803)

Cash flows from investing activities
Purchases of property, plant and equipment	—	(1,914)	(682)	—	(2,596)
Acquisition of Exopack - purchase price adjustment	—	(150)	—	—	(150)
Investment in Subsidiaries	(15,000)	—	—	15,000	—
Other	—	7	—	—	7

Net cash used in investing activities	(15,000)	(2,057)	(682)	15,000	(2,739)

Cash flows from financing activities
Proceeds from issuance of senior notes	220,000	—	—	—	220,000
Repayment of bridge loan	(200,000)	—	—	—	(200,000)
Repayment of subordinated term loans	(36,645)	—	—	—	(36,645)
Borrowings under revolving credit facility	—	89,400	1,548	—	90,948
Repayments under revolving credit facility		(85,149)	(791)		(85,940)
Intercompany borrowings (repayments)	28,865	(28,039)	(826)	—	—
Capital contribution by parent	15,000	15,000	—	(15,000)	15,000
Financing costs paid	(7,224)	(615)	—	—	(7,839)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	19,996	(9,405)	(69)	(15,000)	(4,478)
Effect of exchange rate changes on cash	—	—	(258)	—	(258)

Decrease in cash and cash equivalents	—	(7,529)	(749)	—	(8,278)
Cash and cash equivalents
Beginning of period	—	7,792	1,095	—	8,887

End of period	$—	$263	$346	$—	$609

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report of Exopack Holding Corp. for the three months ended March 31, 2007 (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could,” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of the risk factors affecting our business, see the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2006.

We were formed in the Fall of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). The three businesses were merged in October 2005 (hereinafter referred to as the “Consolidation”) and are wholly-owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).

We generate revenues, earnings and cash flows from the sale of flexible packaging products primarily in the United States and Canada. Management views net sales and operating income as the primary indicators of our financial performance.

Recent Developments

On May 10, 2007, Lynn Skillen resigned as a member of our Board of Directors. The Board appointed Eric Nelson to fill the vacancy on our Board of Directors.

Reportable Segments

We operate principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications, such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications, such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap. We evaluate segment performance based on operating income or loss.

Exit and Disposal Activities

We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and plan to sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2007, we increased our future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. This charge is reflected in operating expenses. The remaining lease obligation as of March 31, 2007 is approximately $429,000. There were no exit costs incurred during the three months ended March 31, 2006 related to this facility closure.

In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities. We recorded costs of approximately $501,000 for exit activities related to this sale in the three months ended March 31, 2006. No costs related to this exit activity were incurred during the three months ended March 31, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and employee termination costs and are reflected in operating expenses. There was no remaining liability for such employee termination costs at March 31, 2006.

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2007 compared with the three months ended March 31, 2006.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)
Income Statement Data:
Net sales	$162.7	100.0%	$169.3	100.0%
Cost of sales	141.4	86.9%	152.1	89.9%
Operating expenses	10.0	6.2%	10.9	6.4%
Interest expense	7.0	4.3%	6.5	3.9%
Loss on early extinguishment of debt	—	0.0%	3.8	2.2%
Other expense (income), net	0.2	0.1%	(0.1)	-0.1%

Income (loss) before income taxes	4.1	2.5%	(3.9)	-2.3%
Provision for (benefit from) income taxes	1.5	0.9%	(1.5)	-0.9%

Net income (loss)	$2.6	1.6%	$(2.4)	-1.4%

Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Net Sales. Net sales for the three months ended March 31, 2007 decreased by $6.6 million or approximately 4% compared with the same period of 2006 due to lower volumes in our paper segment resulting from softer market conditions in certain of our markets, particularly the building products/construction industry. The effect of reduced volumes was partially offset by improved pricing in our paper segment. In our plastic segment, increased volumes were more than offset by reductions in selling prices due to a decline in the market price of resins as discussed further below.

Cost of Sales. Cost of sales for the three months ended March 31, 2007 decreased compared with the same period of 2006 due primarily to the decrease in sales volume discussed above. Cost of sales for the three months ended March 31, 2007 decreased to 86.9% of net sales compared to 89.9% of net sales in the same period of 2006. The decrease in cost of sales as a percentage of net sales is primarily due to lower raw material costs, improved operating efficiencies, synergies gained from the Consolidation and a reduction in costs resulting from the transfer of certain business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities.

Raw material prices for the plastic packaging segment decreased significantly for the three months ended March 31, 2007 compared to the same period in 2006. The higher raw material prices in the 2006 period were due primarily to the negative impact on resin during the three months ended March 31, 2006 caused by the 2005 hurricane season. As a result of the 2005 hurricane season, raw material prices for the plastic packaging segment increased $0.32 per lb. between July and November 2005, or by as much as 68%. During the three months ended March 31, 2006, inventories with relatively higher raw material costs were sold, resulting in relatively lower margins. Raw material prices for the plastic packaging segment declined during 2006, and inventories with relatively lower raw material costs were sold, resulting in relatively higher margins, during the three months ended March 31, 2007. We have also focused on improving operating efficiencies in our facilities and are realizing some reduction in certain raw material and other manufacturing costs as a result of synergies gained from the Consolidation. In addition, during the three months ended March 31, 2006, approximately $0.7 million in charges related to manufacturing inefficiencies were incurred as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the three months ended March 31, 2007).

Operating Expenses. Operating expenses during the three months ended March 31, 2007 decreased by $0.9 million or approximately 8% compared with the same period of 2006 due to reductions in selling and marketing costs resulting from synergies gained from the Consolidation and favorable bad debt experience. In addition, we incurred approximately $0.5 million in charges during the three months ended March 31, 2006 related to the shutdown of one of our paper packaging manufacturing facilities. See “Exit and Disposal Activities”.

Interest Expense, net. Interest expense during the three months ended March 31, 2007 increased by $0.5 million or approximately 7% compared with the same period of 2006 due primarily to higher average borrowings under our revolving credit facility and the incremental borrowing costs associated with our $220.0 million principal amount of 11 1/4 % senior notes, which were outstanding during the entire period of the three months ended March 31, 2007 but were outstanding for approximately two months of the three-month period ended March 31, 2006. These notes were issued on January 31, 2006 and replaced a former senior credit facility and former subordinated term loans that previously comprised our debt structure and which had somewhat lower interest rates than the notes. See “Liquidity and Capital Resources”.

Loss on Early Extinguishment of Debt. We recorded a pre-tax charge to earnings of $3.8 million during the three months ended March 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and former subordinated term loans. This debt was refinanced in January 2006, as noted above.

Income Tax Expense. Income tax expense for the three months ended March 31, 2007 resulted from income before income taxes of $4.1 million and income tax benefit for the same period of 2006 resulted from losses before income taxes of $3.9 million. Our effective income tax rate was approximately 36% in 2007 and 37% in 2006.

Reportable Segments. Our paper packaging segment had net sales of $83.4 million and $89.0 million, and operating income of $8.4 million and $5.4 million, for the three months ended March 31, 2007 and 2006, respectively. Operating income improved on lower sales due primarily to improved pricing, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation.

Our plastic packaging segment had net sales of $79.2 million and $80.2 million, and operating income of $6.8 million and $5.3 million, for the three months ended March 31, 2007 and 2006, respectively. Operating income improved on lower sales due primarily to lower raw material prices, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

Cash flows provided by (used in) operating activities for the three months ended March 31, 2007 and 2006 were $0.2 million and ($0.8) million, respectively.

Cash flows provided by operating activities for the three months ended March 31, 2007 were primarily from cash provided from earnings (net income of $2.6 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $4.2 million and deferred income taxes of $1.5 million) of $8.3 million and from a $3.1 million decrease in inventories due to reduced raw material purchases during the period. Cash flows provided by operating activities were partially offset by a $1.2 million increase in accounts receivable and a $9.9 million net decrease in accounts payable, accrued and other liabilities and income taxes receivable/payable during the period. Of this $9.9 million net decrease, $6.2 million was due to a change in accrued interest on the Notes (as defined below) during the period and $3.2 million was due to the payment of amounts due to former shareholders of Exopack.

Cash flows used in operating activities for the three months ended March 31, 2006 were primarily due to increased levels of accounts receivable, due to higher sales of approximately $7.0 million in March 2006 as compared to sales in December 2005, which were partially offset by increased accounts payable and accrued interest. Accounts payable increased as the Company changed its payment terms and practices with certain vendors subsequent to the Consolidation. Accrued interest increased as a result of the issuance of the Notes (as defined below) and refinancing of debt during the period.

Cash flows used in investing activities for the three months ended March 31, 2007 and 2006 were $4.8 million and $2.7 million, respectively, and were primarily comprised of capital expenditures related to acquisitions of machinery and equipment. The increase from the 2006 period to the 2007 period was due primarily to expenditures we have made for certain printing presses that we plan to install later in fiscal 2007.

Cash flows provided by (used in) financing activities for the three months ended March 31, 2007 and 2006 were $4.7 million and ($4.5) million, respectively. Cash flows during the three months ended March 31, 2007 were provided primarily by net borrowings under the revolving credit facility during this period to fund an interest payment on the Notes (as defined below) and capital expenditures. During the three months ended March 31, 2006, a decrease in cash of $8.3 million was partially used in financing activities ($4.5 million) and to fund capital expenditures of $2.6 million. During the three months ended March 31, 2006, we repaid all debt outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005 with the proceeds from the issuance of the Notes (as defined below), a $15.0 million capital contribution from our parent and with borrowings under our revolving credit facility entered into on January 31, 2006. We also paid approximately $7.8 million in deferred financing costs related to the Notes and revolving credit facility during the period.

Financing Arrangements as of March 31, 2007

Information about our financing arrangements as of March 31, 2007, including our offering of 11 1/4 % senior notes due 2014 (the “Notes”), a senior secured asset-based revolving credit facility, and a term loan, is disclosed in Note 5 of the financial statements included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2006.

As of March 31, 2007, $220.0 million of the Notes remained outstanding. In addition, through March 31, 2007, we incurred approximately $6.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of March 31, 2007, $14.8 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.1% per annum, with approximately $26.1 million available to be borrowed. Through March 31, 2007, we incurred approximately $0.3 million in interest expense related to the revolving credit facility. The term loan has a principal balance of $0.2 million.

Liquidity and Capital Outlook

Based on the terms of the Notes, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2007, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2007 will be approximately $18.0 million to $20.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our revolving credit facility, approximately $14.8 million of which was outstanding as of March 31, 2007. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under the revolving credit facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

One of our potential growth strategies is growth through acquisitions. We believe that cash on hand, cash generated from operations, and the available borrowing capacity under our revolving facility will enable us to support this strategy. Although we currently have no intent to obtain additional financing, we may require additional financing in order to pursue our growth strategy. Although we believe that we have excess borrowing beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

The ultimate determination of whether to pay dividends is determined by the indenture, our revolving credit facility, and the discretion of the board of directors. We have no current plans to pay any dividends other than a dividend in respect of certain professional fees and expenses incurred by CPG which we expect will not exceed $300,000.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The table below shows our contractual and other commitments as of March 31, 2007:

	Payments Due by Period
	Total	2007	2008 - 2009	2010 - 2011	Beyond 2011
	(dollars in millions)
Debt Obligations:
Senior Notes due 2014	$220.0	$—	$—	$—	$220.0
Senior Revolving Credit Facility	14.8	14.8	—	—	—
Term Loan	0.2	—	0.1	0.1	—

Total Debt Obligations	235.0	14.8	0.1	0.1	220.0
Pension Funding Obligations(1)	8.4	4.5	2.4	1.4	0.1
Operating Lease Obligations	11.3	2.9	3.8	2.0	2.6
Interest Payments(2)	173.3	12.4	49.5	49.5	61.9

Total Contractual Obligations	$428.0	$34.6	$55.8	$53.0	$284.6

(1)	Represents currently estimated amounts.
(2)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Federal income tax return periods beginning as of January 1, 2003 are open for us and our predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of March 31, 2007. We believe it is more likely than not that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We are required to adopt this statement effective the first quarter of 2008 and are currently evaluating the impact the new standard will have on our financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. We are required to adopt this statement effective the fourth quarter of 2007 and do not expect the new standard to have a significant impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our fiscal year 2008. We are currently evaluating the impact this new standard will have on our financial instruments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our revolving credit facility. Borrowings under our revolving credit facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our revolving credit facility. Interest accrues on amounts outstanding under our revolving credit facility’s Canadian subfacility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the revolving credit facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of March 31, 2007, $14.8 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.1% per annum. Based on this amount of borrowings under the revolving credit facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by $148,000.

Commodity Prices. We purchase commodities, such as paper, resin, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We intend to monitor the correlation between commodity prices and our selling prices and we may consider hedging alternatives in the future to reduce the effect of price fluctuations.

Currency and Exchange Rates. Substantially all of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. Since substantially all of our major inflows and outflows are denominated in U.S. dollars, we believe we are not exposed to significant foreign currency exchange risk. We do not currently engage in the hedging of foreign currencies.

ITEM 4T.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of March 31, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act).

We have engaged a consulting services firm to assist our management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become fully applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007.

PART II

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we become party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to our operations. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in those risk factors since the date of that filing.

ITEM 6.	EXHIBITS

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

This Quarterly Report has been signed on behalf of Exopack Holding Corp. by the undersigned, thereunto duly authorized, on May 15, 2007.

Exopack Holding Corp.

By:	/s/ Jack Knott
Jack Knott
Director, President and Chief Executive Officer

By:	/s/ Jonathan Heard
Jonathan Heard
Chief Financial Officer