Form 10-Q
period 2007-06-30
EXOPACK HOLDING CORP
filed 2007-08-13
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file No. 333-136559

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

As of June 30, 2007, one share of the registrant’s common stock was outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except for share and per share data)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$860	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $1,548 and $2,185 for 2007 and 2006, respectively)	65,611	64,102
Income taxes receivable	1,746	4,506
Other receivables	1,598	1,700
Inventories	82,389	87,456
Deferred income taxes	3,880	3,880
Prepaid expenses and other current assets	2,596	1,810

Total current assets	158,680	163,939

Property, plant, and equipment, net	149,507	145,772
Deferred financing costs, net	8,216	8,845
Intangible assets, net	66,858	69,037
Goodwill	62,637	62,637
Other assets	804	899

Total assets	$446,702	$451,129

Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$4,504	$10,072
Accounts payable	57,473	57,644
Accrued and other liabilities	41,473	44,805

Total current liabilities	103,450	112,521

Long-term liabilities
Long-term debt, less current portion	220,154	220,177
Deferred income taxes	43,544	42,099
Other liabilities	9,507	10,375

Total long-term liabilities	273,205	272,651

Commitments and contingencies

Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at both June 30, 2007 and December 31, 2006	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at both June 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	72,105	72,018
Accumulated other comprehensive income, net	3,083	1,638
Accumulated deficit	(5,141)	(7,699)

Total stockholder's equity	70,047	65,957

Total liabilities and stockholder's equity	$446,702	$451,129

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	$160,958	$163,188	$323,616	$332,470
Cost of sales	142,759	146,035	284,155	298,151

Gross margin	18,199	17,153	39,461	34,319
Selling, general and administrative expenses	10,054	11,303	20,069	22,199
Impairment of intangible asset	1,304	—	1,304	—

Operating income	6,841	5,850	18,088	12,120

Other expenses
Interest expense	6,864	6,863	13,870	13,402
Loss on early extinguishment of debt	—	238	—	4,002
Other expense, net	78	276	225	126

Net other expenses	6,942	7,377	14,095	17,530

Income (loss) before income taxes	(101)	(1,527)	3,993	(5,410)
Provision for (benefit from) income taxes	(58)	(567)	1,435	(2,013)

Net income (loss)	$(43)	$(960)	$2,558	$(3,397)

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2006	1	$—	$72,018	$1,638	$(7,699)	$65,957
Stock-based compensation on equity classified awards	—	—	87	—	—	87
Net income	—	—	—	—	2,558	2,558
Foreign currency translation adjustment	—	—	—	1,445	—	1,445

Balances at June 30, 2007	1	$—	$72,105	$3,083	$(5,141)	$70,047

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities
Net income (loss)	$2,558	$(3,397)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	8,537	7,528
Deferred income tax provision (benefit)	1,400	(2,695)
Impairment of intangible asset	1,304	—
Stock compensation expense	87	3
Loss from early extinguishment of debt	—	4,002
(Recovery of) provision for bad debts	(64)	118
Loss on sales and disposition of property, plant and equipment	473	41
Changes in operating assets and liabilities
Receivables	(882)	752
Inventories	5,895	(5,758)
Prepaid expenses and other assets	(852)	(622)
Accounts payable and accrued and other liabilities	(4,846)	6,840
Income tax receivable/payable	2,672	1,408

Net cash provided by operating activities	16,282	8,220

Cash flows from investing activities
Purchases of property, plant and equipment	(10,431)	(7,737)
Acquisition of Exopack and TPG- purchase price adjustment	—	(169)
Proceeds from sales of property, plant and equipment	319	46
Other	—	7

Net cash used in investing activities	(10,112)	(7,853)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	220,000
Repayment of bridge loan	—	(200,000)
Repayment of subordinated term loans	(23)	(36,645)
Borrowings under revolving credit facility	358,511	252,615
Repayments under revolving credit facility	(364,382)	(250,236)
Capital contribution by parent	—	15,000
Financing costs paid	(25)	(8,746)
Repayments of capital lease obligation	(2)	(5)

Net cash used in financing activities	(5,921)	(8,017)
Effect of exchange rate changes on cash	126	166

Increase (decrease) in cash and cash equivalents	375	(7,484)

Cash and cash equivalents
Beginning of period	485	8,887

End of period	$860	$1,403

Non-cash investing activity- Purchase price adjustment for Exopack due to tax escrow agreement (Note 4)	$—	$7,071

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization, Acquisitions and Merger and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in the fall of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). The three businesses were merged in October 2005 (hereinafter referred to as the “Merger”) and are wholly owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). The Company operates 13 manufacturing plants in the United States and two in Canada. Six of the plants manufacture paper-based packaging materials and nine of the plants manufacture plastic-based packaging materials.

The unaudited consolidated financial statements for the three and six months ended June 30, 2007 and 2006 include the results of operations of the Company, reflecting Exopack, Cello-Foil, and TPG operations.

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

2.	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns and was effective for the Company as of January 1, 2007.

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of June 30, 2007. The Company believes it is more likely than not that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact this new standard will have on its financial statements.

3.	Inventories

The Company’s inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	June 30, 2007	December 31, 2006
Inventories
Raw materials and supplies	$33,761	$33,829
Work in progress	10,349	11,445
Finished goods	38,279	42,182

Total inventories	$82,389	$87,456

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil and Exopack and totaled approximately $62.6 million at June 30, 2007 and December 31, 2006, respectively.

Of the goodwill totaling approximately $62.6 million, approximately $33.5 million and $29.1 million was assigned to the paper packaging and plastic packaging segments, respectively (see also Note 12 for further information regarding the Company’s segments). The goodwill is not deductible for income tax purposes.

The terms of the Exopack acquisition agreement required the Company to set aside in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack acquisition. During the three months ended June 30, 2006, the Company estimated that approximately $7.1 million was payable to the former stockholders under this provision of the agreement. The recording of this amount as a liability resulted in an adjustment to the purchase price allocation of the Exopack acquisition, with an increase in goodwill of approximately $7.1 million recorded during the three months ended June 30, 2006.

A working capital purchase price adjustment of $150,000 was also required by the Exopack acquisition agreement and paid by the Company during the six months ended June 30, 2006.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2007	December 31, 2006
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$14,800	$14,800
Patents (amortized over 15 years)	3,940	3,940
Trademarks and tradenames	—	1,500

	18,740	20,240
Accumulated amortization	(2,882)	(2,203)

Definite-lived intangible assets	15,858	18,037
Indefinite-lived intangible assets - trademarks and tradenames acquired in the Merger	51,000	51,000

Net intangible assets	$66,858	$69,037

During the three months ended June 30, 2007, the Company determined that it would no longer use the Cello-Foil trademark and tradename in conducting its operations and began the process of phasing out the use of the trademark and tradename. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and tradename was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the three and six months ended June 30, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statements of operations and as a reduction of the plastic packaging segment’s operating income in note 12.

Amortization expense for definite-lived intangible assets for the three months ended June 30, 2007 and 2006 was approximately $438,000 and $427,000, respectively, and for the six months ended June 30, 2007 and 2006 was approximately $875,000 and $868,000, respectively. Estimated future annual amortization for definite-lived customer lists and patents is approximately $1.7 million for 2007 and approximately $1.6 million for the years 2008 through 2011.

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

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Notes, which guarantees are fully collateralized by the assets of such guarantors. The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. The senior secured revolving credit facility provides for a maximum credit facility of $45.0 million, which includes a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent) (the “Senior Credit Facility”). A reserve is established against availability in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian subfacility. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit subfacilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and Canadian subsidiaries, as defined in the loan agreement, and approximately $36.4 million was available for borrowings at June 30, 2007. The Senior Credit Facility matures after five years and is classified as a current liability in the accompanying consolidated balance sheets.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2007 was 7.2%. The Senior Credit Facility also includes unused facility and letter-of-credit fees.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

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

See note 13 for discussion regarding an amendment to the Company’s Senior Credit Facility that became effective on August 6, 2007.

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

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, the $15.0 million capital contribution from its parent, and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005. In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings of approximately $3.8 million during the three months ended March 31, 2006 to write off the deferred financing costs related to the former senior credit facility and former subordinated term loans. Additional deferred financing costs of approximately $238,000 related to these former obligations were incurred and charged to earnings during the three months ended June 30, 2006.

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

In 2005, the Company applied the “intrinsic method” of accounting for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for the 2005 Stock Option Plan. Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment. SFAS No. 123(R) establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to the options issued in December 2005. The prospective method also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense, related to options issued subsequent to FAS 123(R) adoption, is being recorded ratably over the vesting period of five years. The Company granted 11,200 options during the six months ended June 30, 2007 (all such options were granted during the three months ended March 31, 2007) and recorded compensation expense of approximately $39,000 and $87,000 during the three and six months ended June 30, 2007. The company granted 1,100 options and recorded compensation expense of approximately $3,000 related to such options during the three and six months ended June 30, 2006. As of June 30, 2007, the total compensation cost related to nonvested awards not yet recognized is approximately $888,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.4 years.

The following table illustrates the effect on net income (loss) for the three and six months ended June 30, 2007 and 2006 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations:

(in thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net income (loss), as reported	$(43)	$(960)	$2,558	$(3,397)
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(78)	(99)	(156)	(198)

Pro forma net income (loss)	$(121)	$(1,059)	$2,402	$(3,595)

The fair values of the option grants during the six months ended June 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

	2007 Grants	2006 Grants
Weighted-average grant date fair value per share	$91	$42
Weighted-averaged expected lives (years)	10	10
Weighted average risk-free interest rate	4.77%	5.13%
Volatility	40.0%	40.0%

The following tables summarize information about stock options outstanding at June 30, 2007 (there were no stock options exercisable at June 30, 2007):

Exercise Price	Options Outstanding
	Number Outstanding	Weighted-average Remaining Contractual Life
$72	61,900	8.3 years
$130	2,250	9.0 years
$140	9,400	9.6 years

	73,550	8.6 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2006	66,250	$74.50
Granted	11,200	$140.00
Forfeited	(3,900)	$92.31

Options outstanding at June 30, 2007	73,550	$82.46	$7.5 million	8.6 years

There were 26,450 options available for grant at June 30, 2007 under the 2005 Stock Option Plan.

7.	Employee Defined Benefit Plans

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

The components of the net periodic benefit cost (benefit) for the pension plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2007 and 2006:

(in thousands of dollars)	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
Service cost	$—	$2	$—	$8
Interest cost	737	3	716	8
Expected return on plan assets	(822)	—	(771)	—
Amortization of net actuarial gain	—	(8)	—	—

Net periodic benefit cost (benefit)	$(85)	$(3)	$(55)	$16

(in thousands of dollars)	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
Service cost	$—	$10	$2	$16
Interest cost	1,474	11	1,425	16
Expected return on plan assets	(1,644)	—	(1,541)	—
Amortization of net actuarial gain	—	(8)	—	—

Net periodic benefit cost (benefit)	$(170)	$13	$(114)	$32

The Company contributed approximately $459,000 and $460,000, respectively, to one of the pension plans during the three and six months ended June 30, 2007, and contributions of approximately $3.9 million are expected to be made to the plan during the remainder of 2007. The Company expects to contribute approximately $1.4 million to the plan during 2008.

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

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2007, the Company increased its future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. This charge is reflected in “selling, general and administrative expenses” in the accompanying consolidated statement of operations for the six months ended June 30, 2007. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2007 is approximately $309,000. Exit costs incurred during the three and six months ended June 30, 2006 as a result of this facility closure were approximately $195,000.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities. The Company recorded costs of approximately $353,000 and $854,000, respectively, for exit activities related to this sale in the three and six months ended June 30, 2006. No significant costs related to this exit activity were incurred during the three and six months ended June 30, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “selling, general and administrative expenses” in the accompanying 2006 consolidated statement of operations. There was no remaining liability for such employee termination costs at June 30, 2006.

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

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three and six months ended June 30, 2007 and 2006:

(in thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2007	June 30,2006	June 30,2007	June 30,2006
Net income (loss)	$(43)	$(960)	$2,558	$(3,397)
Foreign currency translation adjustment	1,261	1,158	1,445	895

Comprehensive income (loss)	$1,218	$198	$4,003	$(2,502)

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the six months ended June 30, 2007:

(in thousands of dollars)	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$397	$1,241	$1,638
Year-to-date net change	1,445	—	1,445

Balance at June 30, 2007	$1,842	$1,241	$3,083

11.	Related Party Transactions

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement, and as amended on January 31, 2006). Prior to January 31, 2006, the Company was required to pay an annual management fee equal to the greater of $1.0 million or 3.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $275,000 and $354,000 during the three months ended June 30, 2007 and 2006, respectively, and of approximately $648,000 and $629,000 during the six months ended June 30, 2007 and 2006, respectively. The management fees are reflected in “selling, general and administrative expenses” in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on profit or loss from operations. During the three and six months ended June 30, 2007 and 2006, segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

(in thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Paper packaging	$1,661	$1,876	$3,312	$3,896
Plastic packaging	1,663	1,723	3,494	3,448

Total allocations	$3,324	$3,599	$6,806	$7,344

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

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2007 and 2006:

(in thousands of dollars)	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues from external customers:
Paper packaging	$80,678	$81,493	$164,098	$170,540
Plastic packaging	80,280	81,695	159,518	161,930

Total	$160,958	$163,188	$323,616	$332,470

Intersegment revenues:
Paper packaging	$1,274	$2,282	$2,062	$4,734
Plastic packaging	2,427	3,574	5,757	9,379

Total	$3,701	$5,856	$7,819	$14,113

Operating income:
Paper packaging	$6,845	$6,304	$15,228	$11,669
Plastic packaging	3,887	5,052	10,672	10,372
Corporate	(3,891)	(5,506)	(7,812)	(9,921)

Total	$6,841	$5,850	$18,088	$12,120
Interest expense - Corporate	6,864	6,863	13,870	13,402
Loss on early extinguishment of debt - Corporate	—	238	—	4,002
Other expense, net - Corporate	78	276	225	126

Income (loss) before income taxes	$(101)	$(1,527)	$3,993	$(5,410)

Significant Customers

During the six months ended June 30, 2007, one customer accounted for 10.4% of the Company’s net sales and 6.1% of the Company’s trade accounts receivable at June 30, 2007. No single customer accounted for more than 10% of the Company’s net sales during the six months ended June 30, 2006. The Company’s customers are dispersed across many different geographic areas, primarily in North America.

13.	Subsequent Events

Acquisition of a Business

On August 6, 2007, the Company acquired, for a purchase price of $32.2 million, 100% of the membership interests of Intelicoat Technologies Image Products Matthews LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco Ltd. and its wholly owned subsidiary (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other affiliated EEF entities (the “EEF Acquisition”). EEF is engaged in researching, developing, manufacturing, distributing, marketing and selling precision coated films, foils, fabric and other substrates used in the engineered films business and the microfilm business and has annual sales of approximately $65 million. The operations acquired by the Company are located primarily in the state of North Carolina and in North Wales, United Kingdom. EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company financed the EEF Acquisition primarily through borrowings under its Senior Credit Facility, which was amended on August 6, 2007, to provide for a maximum credit facility of $75.0 million, including a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). Other terms of the Senior Credit Facility remained substantially unchanged, with the exception that the collateral of the Senior Credit Facility has been amended to (i) include the personal property of the domestic EEF subsidiaries and (ii) require that the Company’s equity interests in its domestic EEF subsidiaries and a portion of the equity interests in its foreign EEF subsidiaries are pledged to collateralize the Senior Credit Facility.

Exit Activity

During July 2007, the Company ceased using a significant portion of one of its Canadian plastic packaging facilities. The Company remains obligated to make payments under a facility lease through December 2008 and recorded a charge to pre-tax earnings, subsequent to the period ended June 30, 2007, of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility.

14.	Consolidating Guarantor and Nonguarantor Financial Information

The Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. Following are consolidating financial statements of the Company, including the guarantors, provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Notes.

The following consolidating financial statements present the balance sheets as of June 30, 2007 and December 31, 2006, the statements of operations for the three and six months ended June 30, 2007 and 2006, and the statements of cash flows for the six months ended June 30, 2007 and 2006, of (i) Exopack Holding Corp. (the “Parent”), (ii) the guarantor subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), in each case reflecting investments of the Guarantor Subsidiaries in their respective consolidated nonguarantor subsidiaries under the equity method of accounting, (iii) the nonguarantor subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2007

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$77	$297	$486	$—	$860
Trade accounts receivable (net of allowance for uncollectible accounts of $1,548)	—	58,984	6,627	—	65,611
Income taxes receivable	—	1,746	—	—	1,746
Other receivables	—	1,527	71	—	1,598
Inventories	—	73,651	8,771	(33)	82,389
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	2,014	582	—	2,596

Total current assets	77	142,099	16,537	(33)	158,680
Property, plant, and equipment, net	—	141,244	8,263	—	149,507
Deferred financing costs, net	7,736	480	—	—	8,216
Intangible assets, net	—	66,858	—	—	66,858
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	94,976	5,546	—	(100,522)	—
Intercompany receivables	35,640	8,285	1,148	(45,073)	—
Other assets	—	804	—	—	804

Total assets	$138,429	$427,953	$25,948	$(145,628)	$446,702

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$1,401	$3,103	$—	$4,504
Accounts payable	—	51,643	5,830	—	57,473
Accrued and other liabilities	10,313	30,185	975	—	41,473

Total current liabilities	10,313	83,229	9,908	—	103,450

Long-term liabilities
Long-term debt, less current portion	220,000	154	—	—	220,154
Deferred income taxes	(16,618)	59,845	317	—	43,544
Intercompany payables	(142,230)	178,005	9,298	(45,073)	—
Other liabilities	—	9,507	—	—	9,507

Total long-term liabilities	61,152	247,511	9,615	(45,073)	273,205

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share—100,000 shares authorized, no shares issued and outstanding at June 30, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share—2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2007	—	—	—	—	—
Additional paid-in capital	72,105	72,105	12,144	(84,249)	72,105
Accumulated other comprehensive income, net	—	2,204	879	—	3,083
(Accumulated deficit) retained earnings	(5,141)	22,904	(6,598)	(16,306)	(5,141)

Total stockholder’s equity	66,964	97,213	6,425	(100,555)	70,047

Total liabilities and stockholder’s equity	$138,429	$427,953	$25,948	$(145,628)	$446,702

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$36	$353	$96	$—	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185)	—	58,880	5,222	—	64,102
Income taxes receivable	—	4,506	—	—	4,506
Other receivables	—	1,503	197	—	1,700
Inventories	—	78,936	8,553	(33)	87,456
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	1,266	544	—	1,810

Total current assets	36	149,324	14,612	(33)	163,939
Property, plant, and equipment, net	—	137,837	7,935	—	145,772
Deferred financing costs, net	8,298	547	—	—	8,845
Intangible assets, net	—	69,037	—	—	69,037
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	84,848	6,181	—	(91,029)	—
Intercompany receivables	35,641	7,310	925	(43,876)	—
Other assets	—	899	—	—	899

Total assets	$128,823	$433,772	$23,472	$(134,938)	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,801	$3,271	$—	$10,072
Accounts payable	147	53,031	4,466	—	57,644
Accrued and other liabilities	10,313	33,923	569	—	44,805

Total current liabilities	10,460	93,755	8,306	—	112,521

Long-term liabilities
Long-term debt, less current portion	220,000	177	—	—	220,177
Deferred income taxes	(12,353)	53,830	622	—	42,099
Intercompany payables	(153,603)	189,377	8,102	(43,876)	—
Other liabilities	—	10,375	—	—	10,375

Total long-term liabilities	54,044	253,759	8,724	(43,876)	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share—100,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—	—
Common stock, par value, $0.001 per share—2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006	—	—	—	—	—
Additional paid-in capital	72,018	72,018	12,144	(84,162)	72,018
Accumulated other comprehensive income, net	—	1,377	261	—	1,638
(Accumulated deficit) retained earnings	(7,699)	12,863	(5,963)	(6,900)	(7,699)

Total stockholder’s equity	64,319	86,258	6,442	(91,062)	65,957

Total liabilities and stockholder’s equity	$128,823	$433,772	$23,472	$(134,938)	$451,129

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$148,802	$12,863	$(707)	$160,958
Cost of sales	—	131,527	11,952	(720)	142,759

Gross margin	—	17,275	911	13	18,199
Selling, general and administrative expenses	39	9,184	831	—	10,054
Impairment of intangible asset	—	1,304	—	—	1,304

Operating (loss) income	(39)	6,787	80	13	6,841

Other expenses (income)
Interest expense	5,831	584	449	—	6,864
Other (income) expense, net	—	(20)	98	—	78

Net other expenses	5,831	564	547	—	6,942

(Loss) income before income taxes	(5,870)	6,223	(467)	13	(101)
(Benefit from) provision for income taxes	(2,131)	2,241	(168)	—	(58)

Net (loss) income before equity in earnings of affiliates	(3,739)	3,982	(299)	13	(43)
Equity in earnings (loss) of affiliates	3,696	(299)	—	(3,397)	—

Net income (loss)	$(43)	$3,683	$(299)	$(3,384)	$(43)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$147,750	$16,408	$(970)	$163,188
Cost of sales	—	131,992	15,013	(970)	146,035

Gross margin	—	15,758	1,395	—	17,153
Selling, general and administrative expenses	3	9,944	1,356	—	11,303

Operating (loss) income	(3)	5,814	39	—	5,850

Other expenses (income)
Interest expense	6,524	316	23	—	6,863
Loss on early extinguishment of debt	238	—	—	—	238
Other (income) expense, net	—	(63)	339	—	276

Net other expenses	6,762	253	362	—	7,377

(Loss) income before income taxes	(6,765)	5,561	(323)	—	(1,527)
(Benefit from) provision for income taxes	(2,497)	2,012	(82)	—	(567)

Net (loss) income before equity in earnings of affiliates	(4,268)	3,549	(241)	—	(960)
Equity in earnings (loss) of affiliates	3,308	(241)	—	(3,067)	—

Net (loss) income	$(960)	$3,308	$(241)	$(3,067)	$(960)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$301,345	$23,604	$(1,333)	$323,616
Cost of sales	—	263,354	22,134	(1,333)	284,155

Gross margin	—	37,991	1,470	—	39,461
Selling, general and administrative expenses	87	18,290	1,692	—	20,069
Impairment of intangible asset	—	1,304	—	—	1,304

Operating (loss) income	(87)	18,397	(222)	—	18,088

Other expenses (income)
Interest expense	11,661	1,689	520	—	13,870
Other (income) expense, net	—	(17)	242	—	225

Net other expenses	11,661	1,672	762	—	14,095

(Loss) income before income taxes	(11,748)	16,725	(984)	—	3,993
(Benefit from) provision for income taxes	(4,265)	6,049	(349)	—	1,435

Net (loss) income before equity in earnings of affiliates	(7,483)	10,676	(635)	—	2,558
Equity in earnings (loss) of affiliates	10,041	(635)	—	(9,406)	—

Net income (loss)	$2,558	$10,041	$(635)	$(9,406)	$2,558

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$305,333	$28,909	$(1,772)	$332,470
Cost of sales	—	273,192	26,731	(1,772)	298,151

Gross margin	—	32,141	2,178	—	34,319
Selling, general and administrative expenses	3	20,080	2,116	—	22,199

Operating (loss) income	(3)	12,061	62	—	12,120

Other expenses (income)
Interest expense	12,817	550	35	—	13,402
Loss on early extinguishment of debt	4,002	—	—	—	4,002
Other (income) expense, net	—	(88)	214	—	126

Net other expenses	16,819	462	249	—	17,530

(Loss) income before income taxes	(16,822)	11,599	(187)	—	(5,410)
(Benefit from) provision for income taxes	(6,218)	4,287	(82)	—	(2,013)

Net (loss) income before equity in earnings of affiliates	(10,604)	7,312	(105)	—	(3,397)
Equity in earnings of affiliates	7,207	(105)	—	(7,102)	—

Net (loss) income	$(3,397)	$7,207	$(105)	$(7,102)	$(3,397)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,558	$10,041	$(635)	$(9,406)	$2,558
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	587	7,500	450	—	8,537
Equity in loss (earnings) of affiliates	(10,041)	635	—	9,406	—
Deferred income tax (benefit) provision	(4,265)	6,015	(350)	—	1,400
Impairment of intangible asset	—	1,304	—	—	1,304
Stock compensation expense	87	87	—	(87)	87
(Recovery from) provision for bad debts	—	(243)	179	—	(64)
Loss on sales and disposal of property, plant and equipment	—	327	146	—	473
Changes in operating assets and liabilities
Receivables	—	140	(1,022)	—	(882)
Inventories	—	5,286	609	—	5,895
Prepaid expenses and other assets	—	(1,009)	157	—	(852)
Accounts payable and accrued and other liabilities	(147)	(7,103)	2,404	—	(4,846)
Income tax receivable/payable	—	2,672	—	—	2,672

Net cash (used in) provided by operating activities	(11,221)	25,652	1,938	(87)	16,282

Cash flows from investing activities
Purchases of property, plant and equipment	—	(10,177)	(254)	—	(10,431)
Proceeds from sales of property, plant and equipment	—	216	103	—	319
Investments in subsidiaries	(87)	—	—	87	—

Net cash used in investing activities	(87)	(9,961)	(151)	87	(10,112)

Cash flows from financing activities
Repayment of subordinated term loans	—	(23)	—	—	(23)
Borrowings under revolving credit facility	—	345,131	13,380	—	358,511
Repayments under revolving credit facility	—	(350,529)	(13,853)	—	(364,382)
Intercompany borrowings (repayments)	11,374	(11,151)	(223)	—	—
Financing costs paid	(25)	—	—	—	(25)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	11,349	(16,574)	(696)	—	(5,921)
Effect of exchange rate changes on cash	—	827	(701)	—	126

Increase (decrease) in cash and cash equivalents	41	(56)	390	—	375

Cash and cash equivalents
Beginning of period	36	353	96	—	485

End of period	$77	$297	$486	$—	$860

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,397)	$7,207	$(105)	$(7,102)	$(3,397)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	481	6,636	411	—	7,528
Equity in loss (earnings) of affiliates	(7,207)	105	—	7,102	—
Deferred income tax (benefit) provision	(6,218)	4,249	(726)	—	(2,695)
Loss from early extinguishment of debt	4,002	—	—	—	4,002
Stock compensation expense	3	3	—	(3)	3
Provision for bad debts	—	65	53	—	118
Loss on sales and disposal of property, plant and equipment	—	41	—	—	41
Changes in operating assets and liabilities
Receivables	—	(470)	1,222	—	752
Inventories	—	(4,150)	(1,608)	—	(5,758)
Prepaid expenses and other assets	—	(739)	117	—	(622)
Accounts payable and accrued and other liabilities	7,340	(2,097)	1,597	—	6,840
Income tax receivable/payable	—	756	652	—	1,408

Net cash (used in) provided by operating activities	(4,996)	11,606	1,613	(3)	8,220

Cash flows from investing activities
Purchases of property, plant and equipment	—	(6,223)	(1,514)	—	(7,737)
Proceeds from sales of property, plant and equipment	—	46	—	—	46
Acquisition of Exopack and TPG—purchase price adjustment	—	(169)	—	—	(169)
Investments in subsidiaries	(15,003)	—	—	15,003	—
Other	—	7	—	—	7

Net cash used in investing activities	(15,003)	(6,339)	(1,514)	15,003	(7,853)

Cash flows from financing activities
Proceeds from issuance of senior notes	220,000	—	—	—	220,000
Repayment of bridge loan	(200,000)	—	—	—	(200,000)
Repayment of subordinated term loans	(36,645)	—	—	—	(36,645)
Borrowings under revolving credit facility	—	243,552	9,063	—	252,615
Repayments under revolving credit facility	—	(242,195)	(8,041)	—	(250,236)
Intercompany borrowings (repayments)	29,769	(28,453)	(1,316)	—	—
Capital contribution by parent	15,000	15,000	—	(15,000)	15,000
Financing costs paid	(8,125)	(621)	—	—	(8,746)
Repayments of capital lease obligation	—	(5)	—	—	(5)

Net cash provided by (used in) financing activities	19,999	(12,722)	(294)	(15,000)	(8,017)
Effect of exchange rate changes on cash	—	—	166	—	166

Decrease in cash and cash equivalents	—	(7,455)	(29)	—	(7,484)

Cash and cash equivalents
Beginning of period	—	7,792	1,095	—	8,887

End of period	$—	$337	$1,066	$—	$1,403

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report of Exopack Holding Corp. for the six months ended June 30, 2007 (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could,” or words of similar meaning. These statements are not guarantees of future performance and they represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors and uncertainties could materially adversely affect our business, financial condition, results of operations and cash flows.

•	ability to maintain market share and to face intense competition from many competitors

•	availability and pricing of raw materials and ability to pass along price increases to customers

•	energy price increases

•	ability to retain key suppliers

•	the successful completion of the integration of Exopack, Cello-Foil and TPG and continued realization of cost savings from the consolidation

•	ability to protect intellectual property and proprietary technology

•	ability to adapt to new technologies

•	international, national and local economic and market conditions

•	ability to maintain favorable labor relations

•	loss of key individuals

•	exposure to environmental costs and liabilities

•	ability to maintain production capacity

•	interest rate fluctuations

•	loss of third-party transportation providers

•	ability to maintain effective internal controls in compliance with the Sarbanes-Oxley Act of 2002, beginning with fiscal 2007

•	potential future conflicts of interest with the owner of our sole stockholder

For a complete discussion of the risk factors affecting our business, see the Risk Factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We were formed in the fall of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). The three businesses were merged in October 2005 (hereinafter referred to as the “Consolidation”) and are wholly-owned by Exopack Key Holdings, LLC, which is a wholly owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).

We generate revenues, earnings and cash flows from the sale of flexible packaging products primarily in the United States and Canada. Management views net sales and operating income as the primary indicators of our financial performance.

Recent Developments

Acquisition of a Business

On August 6, 2007, we acquired, for a purchase price of $32.2 million, 100% of the membership interests of Intelicoat Technologies Image Products Matthews LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco Ltd. and its wholly owned subsidiary (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other affiliated EEF entities (the “EEF Acquisition”). EEF is engaged in researching, developing, manufacturing, distributing, marketing and selling precision coated films, foils, fabric and other substrates used in the engineered films business and the microfilm business and has annual sales of approximately $65 million. The operations acquired are located primarily in the state of North Carolina and in North Wales, United Kingdom. EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

We financed the EEF Acquisition primarily through borrowings under our Senior Credit Facility, which was amended on August 6, 2007, to provide for a maximum credit facility of $75.0 million, including a Canadian dollar subfacility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). Other terms of the Senior Credit Facility remained substantially unchanged, with the exception that the collateral of the Senior Credit Facility has been amended to (i) include the personal property of the domestic EEF subsidiaries and (ii) require that our equity interests in our domestic EEF subsidiaries and a portion of the equity interests in our foreign EEF subsidiaries are pledged to collateralize the Senior Credit Facility.

Exit Activity

During July 2007, we ceased using a significant portion of one of our Canadian plastic packaging facilities. We remain obligated to make payments under a facility lease through December 2008 and recorded a charge to pre-tax earnings, subsequent to the period ended June 30, 2007, of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility.

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

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and plan to sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2007, we increased our future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. This charge is reflected in selling, general and administrative expenses for the six months ended June 30, 2007. The remaining lease obligation as of June 30, 2007 is approximately $309,000. Exit costs incurred during the three and six months ended June 30, 2006 as a result of this facility closure were approximately $195,000.

In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities. We recorded costs of approximately $353,000 and $854,000, respectively, for exit activities related to this sale in the three and six months ended June 30, 2006. No significant costs related to this exit activity were incurred during the three and six months ended June 30, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in selling, general and administrative expenses. There was no remaining liability for such employee termination costs at June 30, 2006.

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2007 compared with the three and six months ended June 30, 2006.

	Three Months Ended				Six Months Ended
	June 30, 2007		June 30, 2006		June 30, 2007		June 30, 2006
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)				(dollar amounts in millions)
Income Statement Data:
Net sales	$161.0	100.0%	$163.2	100.0%	$323.6	100.0%	$332.5	100.0%
Cost of sales	142.8	88.7%	146.0	89.5%	284.1	87.8%	298.2	89.7%
Selling, general and administrative expenses	10.0	6.2%	11.3	6.9%	20.1	6.2%	22.2	6.7%
Impairment of intangible asset	1.3	0.8%	—	0.0%	1.3	0.4%	—	0.0%
Interest expense	6.9	4.3%	6.9	4.2%	13.9	4.3%	13.4	4.0%
Loss on early extinguishment of debt	—	0.0%	0.2	0.1%	—	0.0%	4.0	1.2%
Other expense, net	0.1	0.1%	0.3	0.2%	0.2	0.1%	0.1	0.0%

Income (loss) before income taxes	(0.1)	-0.1%	(1.5)	-0.9%	4.0	1.2%	(5.4)	-1.6%
Provision for (benefit from) income taxes	(0.1)	-0.1%	(0.5)	-0.3%	1.4	0.4%	(2.0)	-0.6%

Net income (loss)	$0.0	0.0%	$(1.0)	-0.6%	$2.6	0.8%	$(3.4)	-1.0%

Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006

Net Sales. Net sales for the three months ended June 30, 2007 decreased by $2.2 million or approximately 1% compared with the same period of 2006 due to lower volumes in both our paper and plastic packaging segments resulting from softer market conditions in certain of our markets, particularly the building products/construction industry. The effect of reduced volumes from softer market conditions was partially offset by increases in average selling prices in both segments as compared to the comparable period of the prior year.

Cost of Sales. Cost of sales for the three months ended June 30, 2007 decreased compared with the same period of 2006 due primarily to the decrease in sales volume discussed above. Cost of sales for the three months ended June 30, 2007 decreased to 88.7% of net sales or $142.8 million compared to 89.5% of net sales or $146.0 million in the same period of 2006. The decrease in cost of sales as a percentage of net sales is primarily due to improved selling price to raw material spread, improved operating efficiencies, continued realization of synergies from the Consolidation and a reduction in costs resulting from the transfer of certain business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities.

Raw material costs for the plastic packaging segment were lower, on average, for the three months ended June 30, 2007 compared to the same period in 2006. Raw material prices for the plastic packaging segment generally declined throughout 2006 and, while such prices began to rise again during the three months ended June 30, 2007, inventories with relatively lower raw material costs to the 2006 period were sold, resulting in relatively higher margins during the three months ended June 30, 2007. In our paper packaging segment, an improvement in our selling price to raw material spread occurred as a result of improved pricing. We have also focused on improving operating efficiencies in our facilities and are continuing to realize some reduction in certain raw material and other manufacturing costs as a result of continued realization of synergies from the Consolidation. In addition, during the three months ended June 30, 2006, approximately $0.4 million in charges related to manufacturing inefficiencies were incurred as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the three months ended June 30, 2007).

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the three months ended June 30, 2007 decreased by $1.3 million or approximately 12% compared with the same period of 2006 due primarily to reductions in selling and marketing costs by $0.3 million resulting from continued realization of synergies from the Consolidation as well as reductions in certain legal costs, other professional services and equipment relocation costs incurred during the three months ended June 30, 2006 ($0.4 million) in relation to our Canadian operations which did not recur during the comparable period of 2007. In addition, we incurred approximately $0.4 million in charges during the three months ended June 30, 2006 related to the shutdown of one of our paper packaging manufacturing facilities. See “Exit and Disposal Activities”.

Impairment of Intangible Asset. We recorded a pre-tax charge to earnings of $1.3 million during the three months ended June 30, 2007 to reflect the impairment of the Cello-Foil trademark and tradename due to our decision to phase the usage of that trademark and tradename out of our operations.

Interest Expense, net. Interest expense during the three months ended June 30, 2007 of $6.9 million was unchanged from the same period of 2006. See “Liquidity and Capital Resources” for additional information regarding the composition of our borrowing facilities.

Loss on Early Extinguishment of Debt. We recorded a pre-tax charge to earnings of $0.2 million during the three months ended June 30, 2006 to write off certain additional deferred financing costs incurred during that period related to our former senior credit facility and former subordinated term loans. This debt was refinanced in January 2006.

Income Tax Expense. An income tax benefit for the three months ended June 30, 2007 resulted from a loss before income taxes of $0.1 million and an income tax benefit for the same period of 2006 resulted from losses before income taxes of $1.5 million. Our effective income tax rate was approximately 57% in 2007 and 37% in 2006. The effective rate for the 2007 period reflects the tax benefit of the impairment of the Cello-Foil trademark and tradename at a 38% tax rate.

Reportable Segments. Our paper packaging segment had net sales of $80.7 million and $81.5 million, and operating income of $6.8 million and $6.3 million, for the three months ended June 30, 2007 and 2006, respectively. Operating income improved on lower sales volume due primarily to improved pricing, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation. In addition, a charge of approximately $0.4 million related to manufacturing inefficiencies was incurred by the paper packaging segment in the three months ended June 30, 2006 as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the three months ended June 30, 2007).

Our plastic packaging segment had net sales of $80.3 million and $81.7 million, and operating income of $3.9 million and $5.1 million, for the three months ended June 30, 2007 and 2006, respectively. After excluding the effect of the $1.3 million charge resulting from the impairment of the Cello-Foil trademark and tradename during the three months ended June 30, 2007, operating income improved on lower sales volume due primarily to improved pricing, lower average raw material prices, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net Sales. Net sales for the six months ended June 30, 2007 decreased by $8.9 million or approximately 3% compared with the same period of 2006 due to lower volumes in both our paper and plastic packaging segments resulting from softer market conditions in certain of our markets, particularly the building products/construction industry. The effect of reduced volumes from softer market conditions was partially offset by increases in average selling prices in both segments as compared to the comparable period of the prior year.

Cost of Sales. Cost of sales for the six months ended June 30, 2007 decreased compared with the same period of 2006 due primarily to the decrease in sales volume discussed above. Cost of sales for the six months ended June 30, 2007 decreased to 87.8% of net sales or $284.1 million compared to 89.7% of net sales or $298.2 million in the same period of 2006. The decrease in cost of sales as a percentage of net sales is primarily due to improved selling price to raw material spread, improved operating efficiencies, continued realization of synergies from the Consolidation and a reduction in costs resulting from the transfer of certain business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities.

Raw material costs for the plastic packaging segment decreased significantly for the six months ended June 30, 2007 compared to the same period in 2006. The higher raw material prices in the 2006 period were due primarily to the continuing effects of the negative impact on resin during the six months ended June 30, 2006 caused by the 2005 hurricane season. As a result of the 2005 hurricane season, raw material prices for the plastic packaging segment increased $0.32 per lb. between July and November 2005, or by as much as 68%, with such increases continuing to impact the plastic packaging segment through the six months ended June 30, 2006. During the six months ended June 30, 2006, inventories with relatively higher raw material costs were sold, resulting in relatively lower margins. Raw material costs for the plastic packaging segment declined throughout 2006 and, while such prices began to rise again during the three months ended June 30, 2007, inventories with relatively lower raw material costs were sold, resulting in relatively higher margins, during the six months ended June 30, 2007. In our paper packaging segment, an improvement in our selling price to raw material spread occurred as a result of improved pricing. We have also focused on improving operating efficiencies in our facilities and are continuing to realize some reduction in certain raw material and other manufacturing costs as a result of continued realization of synergies from the Consolidation. In addition, during the six months ended June 30, 2006, approximately $1.2 million in charges related to manufacturing inefficiencies were incurred as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the six months ended June 30, 2007).

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the six months ended June 30, 2007 decreased by $2.1 million or approximately 9% compared with the same period of 2006 due primarily to reductions in selling and marketing costs by $0.8 million resulting from continued realization of synergies from the Consolidation, reductions in certain legal costs, other professional services and equipment relocation costs incurred during the six months ended June 30, 2006 ($0.4 million) in relation to our Canadian operations which did not recur during the comparable period of 2007, and from favorable bad debt experience. In addition, we incurred approximately $0.9 million in charges during the six months ended June 30, 2006 related to the shutdown of one of our paper packaging manufacturing facilities. See “Exit and Disposal Activities”.

Impairment of Intangible Asset. We recorded a pre-tax charge to earnings of $1.3 million during the six months ended June 30, 2007 to reflect the impairment of the Cello-Foil trademark and tradename due to our decision to phase the usage of that trademark and tradename out of our operations.

Interest Expense, net. Interest expense during the six months ended June 30, 2007 increased by $0.5 million or approximately 4% compared with the same period of 2006 due primarily to higher average borrowings during the three months ended March 31, 2007 as compared to the comparable period of 2006 under our revolving credit facility and the incremental borrowing costs associated with our $220.0 million principal amount of 11 1/4 % senior notes, which were outstanding during the entire period of the six months ended June 30, 2007 but were outstanding for approximately five months of the six-month period ended June 30, 2006. These notes were issued on January 31, 2006 and replaced a former senior credit facility and former subordinated term loans that previously comprised our debt structure and which had somewhat lower interest rates than the notes. See “Liquidity and Capital Resources”.

Loss on Early Extinguishment of Debt. We recorded a pre-tax charge to earnings of $4.0 million during the six months ended June 30, 2006 to write off the deferred financing costs related to our former senior credit facility and former subordinated term loans. This debt was refinanced in January 2006, as noted above.

Income Tax Expense. Income tax expense for the six months ended June 30, 2007 resulted from income before income taxes of $4.0 million and income tax benefit for the same period of 2006 resulted from losses before income taxes of $5.4 million. Our effective income tax rate was approximately 36% in 2007 and 37% in 2006. Our effective income tax rate is lower in 2007 than in 2006 due to income tax benefits we are realizing as a result of a phase-in of the Domestic Production Activity Deduction which is available to domestic manufacturing companies.

Reportable Segments. Our paper packaging segment had net sales of $164.1 million and $170.5 million, and operating income of $15.2 million and $11.7 million, for the six months ended June 30, 2007 and 2006, respectively. Operating income improved on lower sales due primarily to improved pricing, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation. In addition, a charge of approximately $1.2 million related to manufacturing inefficiencies was incurred by the paper packaging segment in the six months ended June 30, 2006 as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the six months ended June 30, 2007).

Our plastic packaging segment had net sales of $159.5 million and $161.9 million, and operating income of $10.7 million and $10.4 million, for the six months ended June 30, 2007 and 2006, respectively. After excluding the effect of the $1.3 million charge resulting from the impairment of the Cello-Foil trademark and tradename during the six months ended June 30, 2007, operating income improved on lower sales due primarily to improved pricing, lower average raw material prices, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Cash flows provided by operating activities for the six months ended June 30, 2007 and 2006 were $16.3 million and $8.2 million, respectively.

Cash flows provided by operating activities for the six months ended June 30, 2007 were primarily from cash provided from earnings (net income of $2.6 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $8.5 million, deferred income taxes of $1.4 million, and the impairment of an intangible asset of $1.3 million during the period) of $13.8 million. A decrease in inventories resulted from reduced raw material purchases during the period ($5.9 million source of cash), which was partially offset by a decrease in accounts payable and accrued and other liabilities during the period ($4.8 million use of cash). Of this $4.8 million net decrease, $3.2 million was due to the payment of amounts due to former shareholders of Exopack. The Company also received federal income tax refunds during the six months ended June 30, 2007 of $2.7 million.

Cash flows provided by operating activities for the six months ended June 30, 2006 were primarily from cash provided from earnings (net loss of $3.4 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $7.5 million, the loss on early extinguishment of debt of $4.0 million, and deferred income taxes of $(2.7) million during the period) of $5.4 million. A build in inventory levels due to increased quantities in response to increased customer demand during the period ($5.8 million use of cash) was more than offset by an increase in accounts payable and accrued and other liabilities ($6.8 million source of cash). The increase in accounts payable and accrued and other liabilities resulted from a change in our payment terms and practices with certain vendors subsequent to the Consolidation and increased accrued interest as a result of the issuance of the Notes (as defined below) and refinancing of debt during the period.

Cash flows used in investing activities for the six months ended June 30, 2007 and 2006 were $10.1 million and $7.9 million, respectively, and were primarily comprised of capital expenditures related to acquisitions of machinery and equipment. The increase from the 2006 period to the 2007 period was due primarily to expenditures we have made for certain printing presses that we plan to install later in fiscal 2007 or in fiscal 2008.

Cash flows used in financing activities for the six months ended June 30, 2007 and 2006 were $5.9 million and $8.0 million, respectively. Cash flows from operations during the six months ended June 30, 2007 were primarily used to repay amounts borrowed under our revolving credit facility during this period and to fund capital expenditures. During the six months ended June 30, 2006, we repaid all debt outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005 with the proceeds from the issuance of the Notes (as defined below), a $15.0 million capital contribution from our parent and with borrowings under our revolving credit facility entered into on January 31, 2006. We also paid approximately $8.7 million in deferred financing costs related to the Notes and revolving credit facility during the period.

Financing Arrangements as of June 30, 2007

Information about our financing arrangements as of June 30, 2007, including our offering of 11  1/4 % senior notes due 2014 (the “Notes”), a senior collateralized asset-based revolving credit facility, and a term loan, is disclosed in Note 5 of the financial statements included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2006.

As of June 30, 2007, $220.0 million of the Notes remained outstanding. In addition, through June 30, 2007, we incurred approximately $13.0 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of June 30, 2007, $4.5 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.2% per annum, with approximately $36.4 million available to be borrowed. Through June 30, 2007, we incurred approximately $0.6 million in interest expense related to the revolving credit facility, including amortization of related deferred financing costs and fees. The term loan has a principal balance of $0.2 million.

See “Recent Developments” above regarding an amendment to the revolving credit facility that became effective on August 6, 2007.

Liquidity and Capital Outlook

Based on the terms of the Notes, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2007, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2007 will be approximately $20.0 to $22.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our revolving credit facility, approximately $4.5 million of which was outstanding as of June 30, 2007. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under the revolving credit facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

One of our potential growth strategies is growth through acquisitions. We believe that cash on hand, cash generated from operations, and the available borrowing capacity under our revolving facility (as amended on August 6, 2007 and discussed under “Recent Developments” above) will enable us to support this strategy. Although we currently have no intent to obtain additional financing beyond that obtained on August 6, 2007, we may require additional financing in order to pursue our growth strategy. Although we believe that we have excess borrowing capacity beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

The ultimate determination of whether to pay dividends is determined by the indenture, our revolving credit facility, and the discretion of the board of directors. We have no current plans to pay any dividends other than a dividend in respect of certain professional fees and expenses paid by the Company on behalf of CPG which we expect will be paid during the remainder of 2007 and will not exceed $200,000.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The table below shows our contractual and other commitments as of June 30, 2007:

	Payments Due by Period
	Total	2007	2008 – 2009	2010 – 2011	Beyond 2011
	(dollars in millions)
Debt Obligations:
Senior Notes due 2014	$220.0	$—	$—	$—	$220.0
Senior Revolving Credit Facility	4.5	4.5	—	—	—
Term Loan	0.2	—	0.1	0.1	—

Total Debt Obligations	224.7	4.5	0.1	0.1	220.0
Pension Funding Obligations(1)	7.4	3.9	2.3	1.1	0.1
Operating Lease Obligations	20.2	2.4	6.4	4.7	6.7
Interest Payments(2)	173.3	12.4	49.5	49.5	61.9

Total Contractual Obligations	$425.6	$23.2	$58.3	$55.4	$288.7

(1)	Represents currently estimated amounts.
(2)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) released FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns and was effective for us as of January 1, 2007.

Federal income tax return periods beginning as of January 1, 2003 are open for us and our predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of June 30, 2007. We believe it is more likely than not that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three and six months ended June 30, 2007 and 2006, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our fiscal year 2008. We are currently evaluating the impact this new standard will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our revolving credit facility. Borrowings under our revolving credit facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our revolving credit facility. Interest accrues on amounts outstanding under our revolving credit facility’s Canadian subfacility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the revolving credit facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of June 30, 2007, $4.5 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.2% per annum. Based on this amount of borrowings under the revolving credit facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by $45,000.

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

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of June 30, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act).

We have engaged a consulting services firm to assist our management in its documentation and evaluation of our internal controls in preparation for the periodic management evaluations and attestation reports regarding the effectiveness of our “internal control over financial reporting” that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2007.

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

SIGNATURES

This Quarterly Report has been signed on behalf of Exopack Holding Corp. by the undersigned, thereunto duly authorized, on August 13, 2007.

Exopack Holding Corp.

By:	/s/ Jack Knott
Jack Knott
Director, President and Chief Executive Officer

By:	/s/ Jonathan Heard
Jonathan Heard
Chief Financial Officer