Form 10-Q
period 2007-09-30
EXOPACK HOLDING CORP
filed 2007-11-14
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of September 30, 2007, one share of the registrant’s common stock was outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share and per share data)

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,518	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,144 and $2,185 for 2007 and 2006, respectively)	76,068	64,102
Income taxes receivable	523	4,506
Other receivables	2,217	1,700
Inventories	88,944	87,456
Deferred income taxes	3,933	3,880
Prepaid expenses and other current assets	3,481	1,810

Total current assets	176,684	163,939
Property, plant, and equipment, net	172,037	145,772
Deferred financing costs, net	8,046	8,845
Intangible assets, net	69,264	69,037
Goodwill	64,929	62,637
Other assets	1,375	899

Total assets	$492,335	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$48,301	$10,072
Accounts payable	71,274	57,644
Accrued and other liabilities	31,241	44,805

Total current liabilities	150,816	112,521

Long-term liabilities
Long-term debt, less current portion	220,142	220,177
Deferred income taxes	43,884	42,099
Other liabilities	8,372	10,375

Total long-term liabilities	272,398	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at both September 30, 2007 and December 31, 2006	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at both September 30, 2007 and December 31, 2006	—	—
Additional paid-in capital	72,153	72,018
Accumulated other comprehensive income, net	4,135	1,638
Accumulated deficit	(7,167)	(7,699)

Total stockholder’s equity	69,121	65,957

Total liabilities and stockholder’s equity	$492,335	$451,129

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$168,318	$163,298	$491,934	$495,768
Cost of sales	151,871	146,388	436,026	444,539

Gross margin	16,447	16,910	55,908	51,229
Selling, general and administrative expenses	11,607	10,988	31,676	33,187
Impairment of intangible asset	—	—	1,304	—

Operating income	4,840	5,922	22,928	18,042

Other expenses
Interest expense	7,308	7,015	21,178	20,417
Loss on early extinguishment of debt	—	—	—	4,002
Other expense, net	126	59	351	185

Net other expenses	7,434	7,074	21,529	24,604

Income (loss) before income taxes	(2,594)	(1,152)	1,399	(6,562)
Provision for (benefit from) income taxes	(568)	(489)	867	(2,502)

Net income (loss)	$(2,026)	$(663)	$532	$(4,060)

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total
Balances at December 31, 2006	1	$—	$72,018	$1,638	$(7,699)	$65,957
Stock-based compensation on equity classified awards	—	—	135	—	—	135
Net income	—	—	—	—	532	532
Foreign currency translation adjustment	—	—	—	2,497	—	2,497

Balances at September 30, 2007	1	$—	$72,153	$4,135	$(7,167)	$69,121

The accompanying notes are an integral part of these financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net income (loss)	$532	$(4,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	13,242	11,549
Deferred income tax provision (benefit)	720	(3,440)
Impairment of intangible asset	1,304	—
Stock compensation expense	135	9
Loss from early extinguishment of debt	—	4,002
Recovery of bad debts	(105)	(266)
Loss on sales and disposition of property, plant and equipment	684	406
Changes in operating assets and liabilities (net of operating assets and liabilities acquired for 2007)
Receivables	(736)	(2,381)
Inventories	5,233	(8,643)
Prepaid expenses and other assets	(1,180)	534
Accounts payable and accrued and other liabilities	(10,121)	1,247
Income tax receivable/payable	4,028	1,834

Net cash provided by operating activities	13,736	791

Cash flows from investing activities
Purchases of property, plant and equipment	(17,454)	(12,491)
Acquisition of Exopack and TPG- purchase price adjustment	—	(169)
Acquisition of business	(33,283)	—
Proceeds from sales of property, plant and equipment	327	46
Other	—	7

Net cash used in investing activities	(50,410)	(12,607)

Cash flows from financing activities
Proceeds from issuance of senior notes	—	220,000
Repayment of bridge loan	—	(200,000)
Borrowings under subordinated term loans	—	238
Repayment of subordinated term loans	(52)	(36,650)
Borrowings under revolving credit facility	625,934	431,578
Repayments under revolving credit facility	(588,263)	(417,689)
Capital contribution by parent	—	15,000
Financing costs paid	(184)	(8,842)
Repayments of capital lease obligation	(2)	(7)

Net cash provided by financing activities	37,433	3,628
Effect of exchange rate changes on cash and cash equivalents	274	202

Increase (decrease) in cash and cash equivalents	1,033	(7,986)
Cash and cash equivalents
Beginning of period	485	8,887

End of period	$1,518	$901

Non-cash investing activity-
Purchase price adjustment for Exopack due to tax escrow agreement (Note 4)	$—	$6,172
Purchase price adjustment for Cello-Foil due to tax matters contained in purchase agreement (Note 4)	$—	$488
Reduction of goodwill resulting from adjustment of income tax balances to amounts reflected in 2005 tax filings (Note 4)	$—	$(2,684)
Increase in obligation to former shareholders of Exopack (Note 4)	$175	—

The accompanying notes are an integral part of these financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization, Acquisitions and Merger and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in the fall of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). The three businesses were merged in October 2005 (hereinafter referred to as the “Merger”) and are wholly owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”). The Company operates 14 manufacturing plants in the United States, two in Canada and one in the United Kingdom. Six of the plants manufacture paper-based packaging materials and eleven of the plants manufacture plastic-based packaging materials.

The unaudited consolidated financial statements for the three and nine months ended September 30, 2007 and 2006 include the results of operations of the Company, reflecting Exopack, Cello-Foil, and TPG operations. In addition, the three months ended September 30, 2007 include the results of operations of the acquired Electronic and Engineered Films business discussed below.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the year.

The consolidated balance sheet at December 31, 2006, has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Electronic and Engineered Films Business Acquisition

On August 6, 2007, the Company acquired for a total purchase price of approximately $33.3 million, which included acquisition costs of approximately $1.1 million, 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under a credit facility (see Note 5). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics and other substrates used in the engineered films and microfilm business from its locations in the state of North Carolina and in North Wales, United Kingdom. The Company estimates annual net sales of approximately $60.0 to $70.0 million related to EAC. Net sales related to EAC were approximately $10.3 million for the three and nine months ended September 30, 2007.

The net acquisition cost of $33.3 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the preliminary allocations as follows:

(in thousands of dollars)	EEF Acquisition
Assets acquired:
Trade accounts receivable	$10,248
Inventories	5,383
Other current assets	1,036
ST deferred tax asset	53
Property, plant and equipment	19,111
Goodwill	2,279
Intangible assets	2,873

Total assets acquired	40,983

Liabilities assumed:
Accounts payable	(4,069)
Accrued liabilities	(2,033)
Current portion - long term debt	(111)
Deferred tax liability	(1,187)
Other noncurrent liabilities	(300)

Total liabilities assumed	(7,700)

Net acquisition cost	$33,283

Intangible assets acquired consist of definite-lived assets, including customer lists, patents, trademarks and tradenames, which will be amortized over useful lives ranging from two years to fifteen years (see also Note 4 for further information regarding the Company’s intangible assets). The Company has assigned the $2.3 million of goodwill to the plastics packaging segment (see also Note 13 for further information regarding the Company’s segments). The goodwill is not deductible for income tax purposes in the United States.

The allocation of the purchase price for the EEF acquisition is preliminary and is subject to adjustment as additional information becomes available.

2.	Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The Company is required to adopt this statement effective the first quarter of 2008 and is currently evaluating the impact the new standard will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The Company is required to adopt this statement effective the fourth quarter of 2007 and does not expect the new standard to have a significant impact on its consolidated financial statements.

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

The Company’s inventories are stated at the lower of cost or market value, with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	September 30, 2007	December 31, 2006
Inventories
Raw materials and supplies	$36,078	$33,829
Work in progress	12,119	11,445
Finished goods	40,747	42,182

Total inventories	$88,944	$87,456

Inventories acquired in the EEF Acquisition were recorded at fair value as required under SFAS No. 141, Business Combinations.

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil, Exopack, and EAC (see Note 1 for discussion of the EAC acquisition). The Company’s goodwill totaled approximately $64.9 million at September 30, 2007 and approximately $62.6 million at December 31, 2006, respectively.

Of the goodwill totaling approximately $64.9 million, approximately $33.5 million and $31.4 million was assigned to the paper packaging and plastic packaging segments, respectively (see also Note 13 for further information regarding the Company’s segments). The goodwill is not deductible for income tax purposes in the United States.

The terms of the Exopack acquisition agreement required the Company to set aside in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack acquisition. During the nine months ended September 30, 2006, the Company estimated that approximately $6.2 million was payable to the former stockholders under this provision of the agreement. The recording of this amount as a liability resulted in an adjustment to the purchase price allocation of the Exopack acquisition, with an increase in goodwill of approximately $6.2 million recorded during the nine months ended September 30, 2006. The Company received approximately $4.0 million in income tax refunds during the nine months ended September 30, 2007. The Company also paid $5.4 million to the former stockholders of Exopack during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company recorded approximately $0.2 million to increase the estimated liability payable to the former stockholders of Exopack with a corresponding increase to deferred tax assets. At September 30, 2007, the Company had approximately $0.9 million of estimated remaining obligation to the former stockholders of Exopack reflected in accrued and other liabilities on the accompanying consolidated balance sheet.

The terms of the Cello-Foil acquisition agreement required the Company to pay the former stockholders of Cello-Foil for the tax benefit of certain tax loss carryforwards which may reduce the Company’s future income tax liability based on the net operating losses resulting from Cello-Foil’s taxable results in 2005 prior to the Cello-Foil Acquisition. During the nine months ended September 30, 2006, the Company estimated that approximately $488,000 was payable to the former stockholders under this provision of the agreement and recorded this liability with a corresponding increase in goodwill. In addition, a portion of the purchase price ($3.0 million) was held back (the “Holdback”) in order to cover any indemnification amounts or claims to be paid by the buyer and was included in accrued and other liabilities at December 31, 2006 on the accompanying consolidated balance sheet. The Company paid the $3.0 million Holdback to the former Cello-Foil stockholders in July of 2007.

In association with new information related to the estimated income tax balances originally reflected in the purchase price allocations of the Cello-Foil acquisition and Exopack acquisition, which became available to the Company upon the preparation and filing of its 2005 income tax returns during the third quarter of 2006, the Company reduced goodwill by approximately $2.7 million, which was offset by a reduction in net income tax liabilities recorded, during the three and nine months ended September 30, 2006.

A working capital purchase price adjustment of $150,000 was also required by the Exopack acquisition agreement and paid by the Company during the nine months ended September 30, 2006.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	September 30, 2007	December 31, 2006
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$16,050	$14,800
Patents (amortized over 2-15 years)	4,233	3,940
Trademarks and tradenames (amortized over 15 years)	1,330	1,500

	21,613	20,240
Accumulated amortization	(3,349)	(2,203)

Definite-lived intangible assets	18,264	18,037
Indefinite-lived intangible assets - trademarks and tradenames acquired in the Merger	51,000	51,000

Net intangible assets	$69,264	$69,037

During the nine months ended September 30, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and trade name was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the nine months ended September 30, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statement of operations and as a reduction of the plastic packaging segment operating income in Note 13.

Amortization expense for definite-lived intangible assets for the three months ended September 30, 2007 and 2006 was approximately $467,000 and $438,000, respectively, and for the nine months ended September 30, 2007 and 2006 was approximately $1,342,000 and $1,306,000, respectively. Estimated future annual amortization for definite-lived customer lists and patents is approximately $1.8 million for 2007, approximately $1.9 million for both 2008 and 2009, and approximately $1.8 million for 2010 through 2012.

5.	Refinancing of Long-Term Debt and Capital Contribution

Issuance of Senior Notes

On January 31, 2006, the Company completed a private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014 (the “Private Placement Notes”). In January 2007, the Company completed an exchange offer whereby new notes registered under the Securities Act of 1933 (the “Notes”) were issued in exchange for the Private Placement Notes. Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 with the first such payment made by the Company on July 31, 2006.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent) (the “Senior Credit Facility”). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. The Senior Credit Facility also provides the Company’s domestic and

Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures after five years. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At September 30, 2007, approximately $23.2 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2007 was 7.3%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operation.

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

See Note 14 for discussion regarding an amendment to the Company’s Senior Credit Facility that became effective on October 31, 2007.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000 requiring monthly payments of principal and interest of $4,164 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At September 30, 2007, approximately $188,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan with approximately $94,000 remaining to be paid at September 30, 2007, with required monthly payments of principal and interest of approximately $8,300 through August of 2008.

Capital Contribution

On January 31, 2006, the Company received a $15.0 million capital contribution from its parent, Exopack Key Holdings.

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, the $15.0 million capital contribution from its parent, and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005. In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings of approximately $4.0 million during the nine months ended September 30, 2006 to write off the deferred financing costs related to the former senior credit facility and former subordinated term loans.

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

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to the options issued in December 2005. The prospective method also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to FAS 123(R) adoption is being recorded ratably over the vesting period of five years. The Company granted 12,750 options during the nine months ended September 30, 2007 and recorded compensation expense of approximately $48,000 and $135,000 during the three and nine months ended September 30, 2007, respectively. The company granted 3,950 options during the nine months ended September 30, 2006 and recorded compensation expense of approximately $6,000 and $9,000 related to such stock options during the three and nine months ended September 30, 2006, respectively. As of September 30, 2007, the total compensation cost related to non-vested awards not yet recognized was approximately $915,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.3 years.

The following table illustrates the effect on net income (loss) for the three and nine months ended September 30, 2007 and 2006 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss), as reported	$(2,026)	$(663)	$532	$(4,060)
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(69)	(6)	(225)	(9)

Pro forma net income (loss)	$(2,095)	$(669)	$307	$(4,069)

The fair values of the option grants during the nine months ended September 30, 2007 and 2006 were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

	2007 Grants	2006 Grants	2005 Grants
Weighted-average grant date fair value per share	$93	$42	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	4.75%	5.09%	4.39%
Volatility	40.0%	40.0%	40.0%

The following tables summarize information about stock options outstanding at September 30, 2007 (there were no stock options exercisable at September 30, 2007):

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	60,900	8.0 years
$130	1,750	8.8 years
$140	8,600	9.3 years
$184	1,550	9.6 years

	72,800	8.4 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2006	66,250	$74.50
Granted	12,750	$145.35
Forfeited	(6,200)	$110.81

Options outstanding at September 30, 2007	72,800	$83.81	$3.8 million	8.4 years

There were 27,200 options available for grant at September 30, 2007 under the 2005 Stock Option Plan.

7.	Employee Defined Benefit Plans

The Company sponsors two defined benefit pension plans, with one of the plans covering substantially all full-time employees of Exopack. The Company also sponsors a postretirement benefit plan covering, on a restricted basis, certain Exopack employees pursuant to a collective bargaining agreement. The pension plans were frozen prior to the acquisition of Exopack. Accordingly, the employees’ final benefit calculation under the pension plans was the benefit they had earned under the pension plans as of the date the plans were frozen.

The components of the net periodic benefit cost (benefit) for the pension plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
(in thousands of dollars)	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
Service cost	$—	$5	$—	$7
Interest cost	719	5	714	5
Expected return on plan assets	(766)	—	(771)	—
Amortization of net actuarial gain	—	(4)	—	—

Net periodic benefit cost (benefit)	$(47)	$6	$(57)	$12

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
(in thousands of dollars)	Pension Plans	Postretirement Benefit Plan	Pension Plans	Postretirement Benefit Plan
Service cost	$—	$16	$2	$23
Interest cost	2,193	16	2,139	21
Expected return on plan assets	(2,411)	—	(2,312)	—
Amortization of (gain)/loss	—	(12)	—	—

Net periodic benefit cost (benefit)	$(218)	$20	$(171)	$44

The Company contributed approximately $3.5 million and $3.9 million to one of the pension plans during the three and nine months ended September 30, 2007, respectively, and contributions of approximately $459,000 are expected to be made to the plan during the remainder of 2007. The Company contributed approximately $7,000 and $8,000 to one of the pension plans during the three and nine months ended September 30, 2006, respectively. The Company expects to contribute approximately $1.6 million to the plan during 2008.

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

During the three and nine months ended September 30, 2007, the Company ceased using a significant portion of one of its Canadian plastic packaging facilities. The Company remains obligated to make payments under a facility lease through December 2008 and recorded a charge to pre-tax earnings of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The charge is reflected in “Selling, General and Administrative Expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2007 is approximately $330,000.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. During the nine months ended September 30, 2007, the Company increased its future lease obligation by approximately $316,000, with a corresponding charge to pre-tax earnings of $158,000 and $316,000 for the three and nine months ended September 30, 2007, respectively, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. This charge is reflected in “selling, general and administrative expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2007 is approximately $350,000. Exit costs incurred during the three and nine months ended September 30, 2006 as a result of this facility closure were approximately $1.0 million and $1.2 million, respectively.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities. The Company recorded costs of approximately $216,000 and $1.1 million, respectively, for exit activities related to this sale in the three and nine months ended September 30, 2006. No significant costs related to this exit activity were incurred during the nine months ended September 30, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “selling, general and administrative expenses” in the accompanying 2006 consolidated statement of operations. There was no remaining liability for such employee termination costs at September 30, 2006.

9.	Income Taxes

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of September 30, 2007. The Company believes it is more likely than not that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three and nine months ended September 30, 2007 and 2006, respectively.

During the three and nine months ended September 30, 2007, the Company recorded a non-cash charge to establish a valuation allowance of $0.3 million against net operating losses specifically related to the Company’s acquired Canadian operations. The valuation allowance is calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company determined that a valuation allowance was necessary given the recent operating results of the Canadian operations and anticipates establishing a valuation allowance against future Canadian generated net operating losses; however, future determinations of the need for a valuation allowance will be impacted by Canadian operating results. In addition, the Company determined that net operating losses in previous reporting periods were not impacted as the Company had a net deferred tax liability position with respect to Canadian operations. The tax rate for the three and nine months ended September 30, 2007 was 22% and 62% respectively, which was impacted by the recording of the valuation allowance. Excluding the impact of the valuation allowance, the tax rate would have been 32% and 43% for the three and nine months ended September 30, 2007.

10.	Contingencies

From time to time, the Company becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to its operations. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

11.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net income (loss)	$(2,026)	$(663)	$532	$(4,060)
Cumulative translation adjustment	1,052	100	2,497	995

Comprehensive income (loss)	$(974)	$(563)	$3,029	$(3,065)

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the nine months ended September 30, 2007.

(in thousands of dollars)	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2006	$397	$1,241	$1,638
Year-to-date net change	2,497	—	2,497

Balance at September 30, 2007	$2,894	$1,241	$4,135

12.	Related Party Transactions

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement, and as amended on January 31, 2006). Prior to January 31, 2006, the Company was required to pay an annual management fee equal to the greater of $1.0 million or 3.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $250,000 and $306,000 during the three months ended September 30, 2007 and 2006, respectively, and of approximately $898,000 and $935,000 during the nine months ended September 30, 2007 and 2006, respectively. The management fees are reflected in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

The company paid approximately $190,000 of professional fees and other expenses on behalf of CPG during the nine months ended September 30, 2007. This amount is reflected in “Selling, General, and Administrative Expense” in the accompanying consolidated statement of operations.

13.	Segments and Significant Customers

Segments

The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company believes that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

The Company operates principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap, as well as precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business.

The Company evaluates performance based on profit or loss from operations. During the three and nine months ended September 30, 2007 and 2006, segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Paper packaging	$1,621	$1,841	$4,933	$5,737
Plastic packaging	1,648	1,605	5,142	5,053

Total Allocations	$3,269	$3,446	$10,075	$10,790

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

The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006 (certain reclassifications have been made to the prior period intersegment revenues to conform to the current presentation):

(in thousands of dollars)	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Revenues from external customers:
Paper packaging	$78,709	$83,389	$242,807	$253,929
Plastic packaging	89,609	79,909	249,127	241,839

Total	$168,318	$163,298	$491,934	$495,768

Intersegment revenues:
Paper packaging	$—	$—	$—	$—
Plastic packaging	1,327	1,859	3,364	4,207

Total	$1,327	$1,859	$3,364	$4,207

Operating income:
Paper packaging	$5,738	$6,424	$20,966	$18,093
Plastic packaging	3,990	4,416	14,662	14,788
Corporate	(4,888)	(4,918)	(12,700)	(14,839)

Total	$4,840	$5,922	$22,928	$18,042
Interest expense - Corporate	7,308	7,015	21,178	20,417
Loss on early extinguishment of debt - Corporate	—	—	—	4,002
Other expense (income), net - Corporate	126	59	351	185

Income (loss) before income taxes	$(2,594)	$(1,152)	$1,399	$(6,562)

Significant Customers

During the nine months ended September 30, 2007, one customer accounted for approximately 10% of the Company’s net sales and approximately 7.8% of the Company’s trade accounts receivable at September 30, 2007. No single customer accounted for more than 10% of the Company’s net sales during the nine months ended September 30, 2006. The Company’s customers are dispersed across many different geographic areas, primarily in North America, the United Kingdom and Asia.

14.	Subsequent Events

On November 1, 2007, the Company announced that its subsidiary, Exopack Performance Films, Inc., has entered into a definitive agreement with DuPont Liquid Packaging Systems (“Liqui-Box”) to purchase Liqui-Box’s performance films business segment, including its Whitby, Ontario, Canada operating facility. The transaction is expected to close in November 2007, subject to regulatory approval.

During October 2007, as part of the ongoing restructuring in Canada, the Company terminated certain employees from one of its Canadian plastic packaging facilities. The total severance charge was approximately $670,000, which will be reflected in Selling, General, and Administrative Expense in the fourth quarter of 2007 in the Company’s consolidated results of operations.

On October 31, 2007, the Company entered into a $110 million Amended and Restated Credit Agreement with a syndicate of financial institutions. Interest will accrue on amounts outstanding either at the Base Rate (as defined therein) plus an applicable margin or at the LIBOR Rate (as defined therein) plus an applicable margin. The Amended and Restated Credit Agreement matures on January 31, 2011.

In October 2007, the Company received approximately $1.8 million in net proceeds related to an insurance claim for business interruption related to the 2005 hurricane season. Certain of the Company’s significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at the Company’s manufacturing facilities. The $1.8 million will be reflected in other income in the fourth quarter of 2007 in the Company’s consolidated results of operations.

15.	Consolidating Guarantor and Nonguarantor Financial Information

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

The following consolidating financial statements present the balance sheets as of September 30, 2007 and December 31, 2006, the statements of operations for the three and nine months ended September 30, 2007 and 2006, and the statements of cash flows for the nine months ended September 30, 2007 and 2006, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$77	$258	$1,183	$—	$1,518
Trade accounts receivable (net of allowance for uncollectible accounts of $2,144)	—	65,432	10,636	—	$76,068
Income taxes receivable	—	523	—	—	$523
Other receivables	—	2,068	149	—	$2,217
Inventories	—	77,478	11,510	(44)	$88,944
Deferred income taxes	—	3,880	53	—	$3,933
Prepaid expenses and other current assets	—	2,164	1,317	—	3,481

Total current assets	77	151,803	24,848	(44)	176,684
Property, plant, and equipment, net	—	155,307	16,730	—	172,037
Deferred financing costs, net	7,442	604	—	—	8,046
Intangible assets, net	—	68,512	752	—	69,264
Goodwill	—	64,164	765	—	64,929
Investment in subsidiaries	100,997	11,892	—	(112,889)	—
Intercompany receivables	35,640	15,805	2,469	(53,914)	—
Other assets	—	1,361	14	—	1,375

Total assets	$144,156	$469,448	$45,578	$(166,847)	$492,335

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$45,783	$2,518	$—	$48,301
Accounts payable	—	63,207	8,067	—	71,274
Accrued and other liabilities	4,125	24,022	3,094	—	31,241

Total current liabilities	4,125	133,012	13,679	—	150,816

Long-term liabilities
Long-term debt, less current portion	220,000	142	—	—	220,142
Deferred income taxes	(18,823)	60,853	1,854	—	43,884
Intercompany payables	(130,267)	166,042	18,139	(53,914)	—
Other liabilities	—	8,358	14	—	8,372

Total long-term liabilities	70,910	235,395	20,007	(53,914)	272,398

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at September 30, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at September 30, 2007	—	—	—	—	—
Additional paid-in capital	72,153	72,153	18,826	(90,979)	72,153
Accumulated other comprehensive income, net	4,135	4,135	1,284	(5,419)	4,135
Accumulated deficit	(7,167)	24,753	(8,218)	(16,535)	(7,167)

Total stockholder’s equity	69,121	101,041	11,892	(112,933)	69,121

Total liabilities and stockholder’s equity	$144,156	$469,448	$45,578	$(166,847)	$492,335

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash and cash equivalents	$36	$353	$96	$—	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185)	—	58,880	— 5,222	—	64,102
Income taxes receivable	—	4,506	—	—	4,506
Other receivables	—	1,503	197	—	1,700
Inventories	—	78,936	8,553	(33)	87,456
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	1,266	544	—	1,810

Total current assets	36	149,324	14,612	(33)	163,939
Property, plant, and equipment, net	—	137,837	7,935	—	145,772
Deferred financing costs, net	8,298	547	—	—	8,845
Intangible assets, net	—	69,037	—	—	69,037
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	86,486	6,442	—	(92,928)	—
Intercompany receivables	35,641	7,310	925	(43,876)	—
Other assets	—	899	—	—	899

Total assets	$130,461	$434,033	$23,472	$(136,837)	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,801	$3,271	$—	$10,072
Accounts payable	147	53,031	4,466	—	57,644
Accrued and other liabilities	10,313	33,923	569	—	44,805

Total current liabilities	10,460	93,755	8,306	—	112,521

Long-term liabilities
Long-term debt, less current portion	220,000	177	—	—	220,177
Deferred income taxes	(12,353)	53,830	622	—	42,099
Intercompany payables	(153,603)	189,377	8,102	(43,876)	—
Other liabilities	—	10,375	—	—	10,375

Total long-term liabilities	54,044	253,759	8,724	(43,876)	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006	—	—	—	—	—
Additional paid-in capital	72,018	72,018	12,144	(84,162)	72,018
Accumulated other comprehensive income, net	1,638	1,638	261	(1,899)	1,638
Accumulated deficit	(7,699)	12,863	(5,963)	(6,900)	(7,699)

Total stockholder’s equity	65,957	86,519	6,442	(92,961)	65,957

Total liabilities and stockholder’s equity	$130,461	$434,033	$23,472	$(136,837)	$451,129

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$152,391	$16,686	$(759)	$168,318
Cost of sales	—	136,048	16,570	(747)	151,871

Gross margin	—	16,343	116	(12)	16,447
Selling, general and administrative expenses	238	9,758	1,611	—	11,607
Impairment of intangible asset	—	—	—	—	—

Operating income (loss)	(238)	6,585	(1,495)	(12)	4,840

Other expenses (income)
Interest expense	5,831	1,102	375	—	7,308
Other expense (income), net	—	(79)	205	—	126

Net other expense	5,831	1,023	580	—	7,434

(Loss) income before income taxes	(6,069)	5,562	(2,075)	(12)	(2,594)
(Benefit from) provision for income taxes	(2,206)	2,093	(455)	—	(568)

Net (loss) income before equity in earnings of affiliates	(3,863)	3,469	(1,620)	(12)	(2,026)
Equity in earnings (loss) of affiliates	1,837	(1,620)	—	(217)	—

Net income (loss)	$(2,026)	$1,849	$(1,620)	$(229)	$(2,026)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$151,483	$12,665	$(850)	$163,298
Cost of sales	—	134,322	12,916	(850)	146,388

Gross margin	—	17,161	(251)	—	16,910
Selling, general and administrative expenses	6	9,776	1,206	—	10,988

Operating income (loss)	(6)	7,385	(1,457)	—	5,922

Other expenses (income)
Interest expense	6,533	429	53	—	7,015
Other expense, net	—	(22)	81	—	59

Net other expense	6,533	407	134	—	7,074

(Loss) income before income taxes	(6,539)	6,978	(1,591)	—	(1,152)
(Benefit from) provision for income taxes	(2,426)	2,513	(576)	—	(489)

Net (loss) income before equity in earnings of affiliates	(4,113)	4,465	(1,015)	—	(663)
Equity in earnings (loss) of affiliates	3,450	(1,015)	—	(2,435)	—

Net income (loss)	$(663)	$3,450	$(1,015)	$(2,435)	$(663)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$453,736	$40,290	$(2,092)	$491,934
Cost of sales	—	399,402	38,704	(2,080)	436,026

Gross margin	—	54,334	1,586	(12)	55,908
Selling, general and administrative expenses	325	28,048	3,303	—	31,676
Impairment of intangible asset	—	1,304	—	—	1,304

Operating income (loss)	(325)	24,982	(1,717)	(12)	22,928

Other expenses (income)
Interest expense	17,492	2,791	895	—	21,178
Other expense, net	—	(96)	447	—	351

Net other expense	17,492	2,695	1,342	—	21,529

(Loss) income before income taxes	(17,817)	22,287	(3,059)	(12)	1,399
(Benefit from) provision for income taxes	(6,471)	8,142	(804)	—	867

Net (loss) income before equity in earnings of affiliates	(11,346)	14,145	(2,255)	(12)	532
Equity in earnings (loss) of affiliates	11,878	(2,255)	—	(9,623)	—

Net income (loss)	$532	$11,890	$(2,255)	$(9,635)	$532

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$456,816	$41,574	$(2,622)	$495,768
Cost of sales	—	407,514	39,647	(2,622)	444,539

Gross margin	—	49,302	1,927	—	51,229
Selling, general and administrative expenses	9	29,856	3,322	—	33,187
Impairment of intangible asset	—	—	—	—	—

Operating income (loss)	(9)	19,446	(1,395)	—	18,042

Other expenses (income)
Interest expense	19,350	979	88	—	20,417
Loss on early extinguishment of debt	4,002	—	—	—	4,002
Other expense (income), net	—	(110)	295	—	185

Net other expense	23,352	869	383	—	24,604

(Loss) income before income taxes	(23,361)	18,577	(1,778)	—	(6,562)
(Benefit from) provision for income taxes	(8,644)	6,800	(658)	—	(2,502)

Net (loss) income before equity in earnings of affiliates	(14,717)	11,777	(1,120)		(4,060)
Equity in earnings (loss) of affiliates	10,657	(1,120)	—	(9,537)	—

Net income (loss)	$(4,060)	$10,657	$(1,120)	$(9,537)	$(4,060)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$532	$11,890	$(2,255)	$(9,635)	$532
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	881	11,380	981	—	13,242
Equity in loss (earnings) of affiliates	(11,878)	2,255	—	9,623	—
Deferred income tax (benefit) provision	(6,470)	8,027	(837)	—	720
Impairment of intangible asset		1,304			1,304
Stock compensation expense	135	135	—	(135)	135
(Recovery from) provision for bad debts	—	(235)	130	—	(105)
Loss on sales and disposal of property, plant and equipment	—	538	146	—	684
Changes in operating assets and liabilities	—			—
Receivables	—	(2,337)	1,601	—	(736)
Inventories	—	2,807	2,414	12	5,233
Prepaid expenses and other assets	—	(1,231)	51	—	(1,180)
Accounts payable and accrued and other liabilities	(6,336)	(4,925)	1,140	—	(10,121)
Income tax receivable/payable	—	4,004	24	—	4,028

Net cash (used in) provided by operating activities	(23,136)	33,612	3,395	(135)	13,736

Cash flows from investing activities
Purchases of property, plant and equipment	—	(17,080)	(374)	—	(17,454)
Acquisition of business		(33,283)	(14,682)	14,682	(33,283)
Proceeds from sales of property, plant and equipment	—	224	103	—	327
Investments in subsidiaries	(135)	—	—	135	—

Net cash used in investing activities	(135)	(50,139)	(14,953)	14,817	(50,410)

Cash flows from financing activities
Repayment of subordinated term loans	—	(35)	(17)	—	(52)
Borrowings under revolving credit facility	—	603,448	22,486	—	625,934
Repayments under revolving credit facility	—	(564,464)	(23,799)	—	(588,263)
Intercompany borrowings (repayments)	23,337	(23,830)	8,493	(8,000)	—
Capital contribution by Parent			6,682	(6,682)	—
Financing costs paid	(25)	(159)	—	—	(184)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	23,312	14,958	13,845	(14,682)	37,433
Effect of exchange rate changes on cash	—	1,474	(1,200)	—	274

Increase in cash and cash equivalents	41	(95)	1,087	—	1,033
Cash and cash equivalents
Beginning of period	36	353	96	—	485

End of period	$77	$258	$1,183	$—	$1,518

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(4,060)	$10,657	$(1,120)	$(9,537)	$(4,060)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	757	10,178	614	—	$11,549
Equity in loss (earnings) of affiliates	(10,657)	1,120	—	9,537	$—
Deferred income tax (benefit) provision	(8,644)	6,729	(1,525)	—	$(3,440)
Loss from early extinguishment of debt	4,002	—	—	—	$4,002
Stock Compensation Expense	9	9	—	(9)	$9
(Recovery from) provision for bad debts		(339)	73	—	$(266)
Loss on sale and disposal of property, plant, and equipment	—	406	—	—	406
Changes in operating assets and liabilities
Receivables	—	(4,573)	2,192	—	$(2,381)
Inventories	—	(7,531)	(1,112)	—	$(8,643)
Prepaids expenses and other assets	554	1,058	(396)	(682)	$534
Accounts payable and accrued and other liabilities	438	(1,173)	1,982	—	$1,247
Income tax receivable/payable	—	960	874	—	$1,834

Net cash (used in) provided by operating activities	(17,601)	17,501	1,582	(691)	791

Cash flows from investing activities
Acquisition of TPG, net of cash acquired, and purchase price adjustments	—	—	(19)	—	$(19)
Acquisition of Exopack - purchase price adjustments	—	(150)	—	—	$(150)
Purchases of property, plant, and equipment	—	(10,542)	(1,949)	—	$(12,491)
Proceeds from sales of property, plant, and equipment	—	46	—	—	$46
Investments in subsidiaries	(15,009)	—	—	15,009	$—
Other	—	7	—	—	$7

Net cash used in investing activities	(15,009)	(10,639)	(1,968)	15,009	(12,607)

Cash Flows from financing activities
Proceeds from issuance of senior notes	220,000	—	—	—	$220,000
Repayment of bridge loan	(200,000)	—	—	—	$(200,000)
Borrowings under subordinated term loans	—	238	—	—	$238
Repayments of subordinated term loans	(36,645)	(5)	—	—	$(36,650)
Borrowings under revolving credit facility	—	413,652	17,926	—	$431,578
Repayments under revolving credit facility	—	(400,620)	(17,069)	—	$(417,689)
Intercompany borrowings (repayments)	42,427	(42,427)	(682)	682	$—
Capital contribution by parent	15,000	15,000	—	(15,000)	$15,000
Financing costs paid	(8,172)	(670)	—	—	$(8,842)
Repayments of capital lease obligation	—	(7)	—	—	$(7)

Net cash provided by (used in) financing activities	32,610	(14,839)	175	(14,318)	3,628
Effect of exchange rates on cash and cash equivalents	—	521	(319)	—	202

Decrease in cash and cash equivalents	—	(7,456)	(530)	—	(7,986)
Cash and cash equivalents
Beginning of period	—	$7,792	1,095	—	8,887

End of period	$—	$336	$565	$—	$901

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report of Exopack Holding Corp. for the quarterly period ended September 30, 2007 (the “Quarterly Report”) contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may”, “could,” or words of similar meaning. These statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following risk factors and uncertainties could materially adversely affect our business, financial condition, results of operations and cash flows.

•	ability to maintain market share and to face intense competition from many competitors

•	availability and pricing of raw materials and ability to pass along price increases to customers

•	energy price increases

•	ability to retain key suppliers

•	the successful completion of the integration of Exopack, Cello-Foil, TPG, EAC, and Liqui-Box (pending regulatory approval) and continued realization of cost savings from the consolidation

•	ability to protect intellectual property and proprietary technology

•	ability to adapt to new technologies

•	international, national and local economic and market conditions

•	ability to maintain favorable labor relations

•	loss of key individuals

•	exposure to environmental costs and liabilities

•	ability to maintain production capacity

•	interest rate fluctuations

•	loss of third-party transportation providers

•	ability to maintain effective internal controls in compliance with the Sarbanes-Oxley Act of 2002, beginning with fiscal 2007

•	potential future conflicts of interest with the owner of our sole stockholder

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

We generate revenues, earnings and cash flows from the sale of flexible packaging products primarily in the United States, Canada, Europe and Asia. Management views net sales and operating income as the primary indicators of our financial performance.

Recent Developments

Acquisition of a Business

On November 1, 2007, we announced that our subsidiary, Exopack Performance Films, Inc., has entered into a definitive agreement with DuPont Liquid Packaging Systems (“Liqui-Box”) to purchase Liqui-Box’s performance films business segment, including its Whitby, Ontario operating facility. The transaction is expected to close in November 2007, subject to regulatory approval.

Exit Activity

During October 2007, as part of the ongoing restructuring in Canada, we terminated certain employees from one of our Canadian plastic packaging facilities. The total severance charge was approximately $670,000, which will be reflected in selling, general, and administrative expenses in the fourth quarter of 2007 in our consolidated results of operations.

Other

In October 2007, we received approximately $1.8 million in net proceeds related to an insurance claim for business interruption related to the 2005 hurricane season. Certain of our significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at our manufacturing facilities. The $1.8 million will be reflected in other income in the fourth quarter of 2007 in our consolidated results of operations.

Acquisition of a Business

On August 6, 2007, we acquired 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC, 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. and certain other assets held by affiliated entities (collectively, the “Electronic and Engineered Films Business”, or “EEF”). As part of the acquisition (the “EEF Acquisition”), the Company also assumed certain liabilities of other EEF entities. The total purchase price for the EEF Acquisition was approximately $33.3 million, which included acquisition costs of approximately $1.1 million. The Company financed the EEF Acquisition primarily through borrowings under a credit facility (see Note 5 to the accompanying financial statements). Prior to the EEF Acquisition, EEF was indirectly controlled by an affiliate of Sun Capital.

We subsequently renamed this acquired business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics and other substrates used in the engineered films business from its locations in the state of North Carolina and in North Wales, United Kingdom.

Reportable Segments

We operate principally in two reportable segments: paper packaging and plastic packaging. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging segment produces plastic packaging products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, beverage overwrap, as well as precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. We evaluate segment performance based on operating income or loss.

Exit and Disposal Activities

We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During July 2007, we ceased using a significant portion of one of our Canadian plastic packaging facilities. We remain obligated to make payments under a facility lease through December 2008 and recorded a charge to pre-tax earnings of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2007 is approximately $330,000.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we plan to sublet the facility to help mitigate the cost of the remaining lease obligation. During the nine months ended September 30, 2007, we increased our future lease obligation by approximately $316,000, with corresponding charges to pre-tax earnings of $158,000 and $316,000 for the three and nine months ended September 30, 2007, respectively, as a result of re-evaluating the estimate of expected future sublease income assumed for the lease. These charges are reflected in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2007 is approximately $350,000. Exit costs incurred during the three and nine months ended September 30, 2006 as a result of this facility closure were approximately $1.0 million and $1.2 million, respectively.

In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities. We recorded costs of approximately $216,000 and $1.1 million, respectively, for exit activities related to this sale in the three and nine months ended September 30, 2006. No significant costs related to this exit activity were incurred during the nine months ended September 30, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “Selling, General and Administrative Expense” in the accompanying 2006 consolidated statement of operations. There was no remaining liability for such employee termination costs at September 30, 2006.

Results of Operations

The following presents an overview of our results of operations for the three and nine months ended September 30, 2007 compared with the three and nine months ended September 30, 2006.

	Three Months Ended				Nine Months Ended
	September 30, 2007		September 30, 2006		September 30, 2007		September 30, 2006
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)				(dollar amounts in millions)
Statement of Operations Data:
Net sales	$168.3	100.0%	$163.3	100.0%	$491.9	100.0%	$495.8	100.0%
Cost of sales	151.9	90.3%	146.4	89.7%	436.0	88.6%	444.6	89.7%
Selling, general and administrative expenses	11.6	6.9%	11.0	6.7%	31.7	6.4%	33.2	6.7%
Impairment of intangible asset	—	0.0%	—	0.0%	1.3	0.3%	—	0.0%
Interest expense	7.3	4.3%	7.0	4.3%	21.2	4.3%	20.4	4.1%
Loss on early extinguishment of debt	—	0.0%	—	0.0%	—	0.0%	4.0	0.8%
Other expense, net	0.1	0.1%	0.1	0.1%	0.3	0.1%	0.2	0.0%

Income (loss) before income taxes	(2.6)	-1.5%	(1.2)	-0.7%	1.4	0.3%	(6.6)	-1.3%
Provision for (benefit from) income taxes	(0.6)	-0.4%	(0.5)	-0.3%	0.9	0.2%	(2.5)	-0.5%

Net income (loss)	$(2.0)	-1.2%	$(0.7)	-0.4%	$0.5	0.1%	$(4.1)	-0.8%

Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006

Net Sales. Net sales for the three months ended September 30, 2007 increased by $5.0 million as compared to the same period in 2006. This increase includes $10.3 million in net sales due to the EEF Acquisition. Excluding the 2007 EEF Acquisition, net sales decreased by $5.3 million or 3% for the three months ended September 30, 2007 due to lower volumes in both our paper and plastic packaging segments. The lower volumes resulted from softer market conditions in certain of our markets, particularly the building products/construction industry. The effect of reduced volumes from softer market conditions was partially offset by an increase in average selling prices in both segments as compared to the same period in 2006.

Cost of Sales. Cost of sales for the three months ended September 30, 2007 increased by $5.5 million as compared to the same period in 2006. This increase includes $9.6 million in cost of sales due to the EEF Acquisition. Excluding the 2007 EEF Acquisition, cost of sales increased to 90.1% of net sales or $142.3 million for the three months ended September 30, 2007 as compared to 89.7% of net sales or $146.4 million for the same period in the prior year. The slight increase in cost of sales as a percentage of net sales is primarily due to a decrease in the spread between selling prices and raw material prices as paper prices increased near the end of the second quarter of 2007 and resin prices increased in the third quarter of 2007. We typically experience a lag in time before we can pass these increases on to our customers. The impact of these raw material price increases were partially offset by improved operating efficiencies, continued realization of synergies from the Consolidation and a reduction in costs resulting from the transfer of certain business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the three months ended September 30, 2007 increased $0.6 million or approximately 5% as compared to the same period in 2006. This increase includes SG&A expenses of approximately $1.1 million due to the EEF Acquisition. Excluding the EEF Acquisition, SG&A expenses decreased by $0.5 million, or 5% for the three months ended September 30, 2007, primarily due to decreased benefit costs, management fees, restructuring costs, and losses on fixed asset disposals.

Interest Expense. Interest expense during the three months ended September 30, 2007 increased by $0.3 million, or approximately 4% over the same period in 2006. This increase is primarily due to the EEF Acquisition, which was funded primarily by borrowings under the revolving credit facility, and to a lesser extent, an increase in borrowings under the revolving credit facility for the payment of the $3.0 million Cello-Foil Holdback and the $3.5 million in contributions to one of the pension plans. See “Liquidity and Capital Resources” for additional information regarding the composition of our credit facility.

Income Tax Expense. An income tax benefit for the three months ended September 30, 2007 resulted from a loss before income taxes of $2.6 million and an income tax benefit for the same period in 2006 resulted from a loss before income taxes of $1.2 million. Our effective tax rate was approximately 22% in 2007 and 42% in 2006. The effective rate for the 2007 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit and have established a valuation allowance. Excluding the impact of the valuation allowance the effective tax rate would have been 32% in 2007. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Reportable Segments. Our paper packaging segment had net sales of $78.7 million and $83.4 million, and operating income of $5.7 million and $6.4 million, for the three months ended September 30, 2007 and 2006, respectively. Operating income as a percentage of net sales decreased to 7.2% for the three months ended September 30, 2007 as compared to 7.7% for the same period in 2006. The decrease in operating income for the paper packaging segment was due to lower volumes in the three months ended September 30, 2007 resulting from softer market conditions in certain of our markets, particularly the building products/construction industry.

Our plastic packaging segment had net sales of $89.6 million and $79.9 million, and operating income of $4.0 million and $4.4 million, for the three months ended September 30, 2007 and 2006, respectively. Excluding the effect of the EEF Acquisition, which increased net sales by approximately $10.3 million and reduced operating income by $0.4 million, operating income remained comparable as net sales decreased by $0.6 million, or approximately 1%.

See Note 13 to the accompanying consolidated financial statements for further discussion of segment data.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net Sales. Net sales for the nine months ended September 30, 2007 decreased by $3.9 million or approximately 1% compared with the same period of 2006. This decrease is net of an increase in net sales of $10.3 million as a result of the EEF Acquisition in August 2007. Excluding the EEF Acquisition, net sales decreased by $14.2 million or approximately 3% for the nine months ended September 30, 2007 as compared to the same period in 2006. This decrease is due to lower volumes in both our paper and plastic packaging segments resulting from softer market conditions in certain of our markets, particularly the building products/construction industry. The effect of reduced volumes from softer market conditions was partially offset by increases in average selling prices in both segments as compared to the same period in 2006.

Cost of Sales. Cost of sales for the nine months ended September 30, 2007 decreased by $8.6 million. This decrease includes $9.6 million in cost of sales due to the EEF Acquisition. Excluding the EEF Acquisition, cost of sales decreased $18.2 million, or approximately 4% primarily due to decreased sales volumes, as discussed above. Excluding the EEF Acquisition, costs of sales as a percentage of sales improved to 88.5% for the nine months ended September 30, 2007 from 89.7% for the nine months ended September 30, 2006. The improvement in cost of sales as a percentage of sales is primarily due to reduced freight cost, improved selling price to raw materials spread and continued realization of synergies from the Consolidation.

Average raw material costs for the plastic packaging segment decreased for the nine months ended September 30, 2007 compared to the same period in 2006. The higher raw material prices in the 2006 period were due primarily to the continuing effects of the negative impact on resin in early 2006 caused by the 2005 hurricane season. As a result of the 2005 hurricane season, raw material prices for the plastic packaging segment increased $0.32 per lb. between July and November 2005, or by as much as 68%, with such increases continuing to impact the plastic packaging segment into 2006, as inventories with relatively higher raw material costs were sold, resulting in relatively lower margins. Raw material prices for the plastic packaging segment declined approximately $0.14 per pound in the fourth quarter of 2006, however prices have now risen by approximately $0.15 per pound during the nine months ended September 30, 2007. In our paper packaging segment, an improvement in our selling price to raw material spread occurred as a result of improved pricing. We have also focused on improving operating efficiencies in our facilities and are continuing to realize some reduction in certain raw material and other manufacturing costs as a result of continued realization of synergies from the Consolidation. In addition, during the nine months ended September 30, 2006, approximately $1.3 million in charges related to manufacturing inefficiencies were incurred as a result of the transfer of business from a paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur in the nine months ended September 30, 2007).

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the nine months ended September 30, 2007 decreased by $1.5 million or approximately 5% as compared to the same period in 2006. Excluding the $1.1 million increase to SG&A due to the EEF Acquisition, SG&A expenses decreased by approximately $2.6 million or approximately 8%. This decrease is primarily due to reductions in selling costs of $1.0 million resulting from the continued realization of synergies from the Consolidation, as well as reductions in certain benefits expense. The nine months ended September 30, 2006 included expenses related to the shutdown of one of our paper packaging facilities of $1.1 million (such expense did not recur in the nine months ended September 30, 2007). The reduction in costs associated with our efforts to combine and streamline certain operations of our two Canadian facilities, primarily costs associated with moving and reinstalling equipment and severance, was approximately $1.3 million for the nine months ended September 30, 2007. These decreases were somewhat offset by spending during 2007 on expenses associated with Sarbanes Oxley compliance.

Impairment of Intangible Asset. We recorded a pre-tax charge to earnings of $1.3 million during the nine months ended September 30, 2007 to reflect the impairment of the Cello-Foil trademark and trade name due to our decision to phase out usage of that trademark and trade name out of our operations.

Interest Expense. During the nine months ended September 30, 2007, interest expense increased by approximately $0.8 million or approximately 4%, compared with the same period in 2006. This increase is due primarily to an increase in borrowings under the revolving credit facility for the EEF Acquisition and the incremental borrowing costs associated with our $220 million principal amount of 11.25% senior notes, which were outstanding during the entire period of 2007 as opposed to only eight out of nine months during 2006. These notes were issued on January 31, 2006 and replaced a former senior credit facility and former subordinated term loans that previously comprised our debt structure and had significantly lower interest rates than the notes. See “Liquidity and Capital Resources” for additional information.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2007 resulted from income before income taxes of $1.4 million and an income tax benefit for the same period in 2006 resulted from losses before income taxes of $6.6 million. Our effective tax rate was approximately 62% in 2007 and 38% in 2006. Our effective income tax rate is higher in 2007 than in 2006 due to certain foreign losses for which we believe we are not going to realize a tax benefit and have established a valuation allowance during the nine months ended September 30, 2007. Excluding the impact of the valuation allowance the tax rate would have been 43% in 2007. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Reportable Segments. Our paper packaging segment had net sales of $242.8 million and $253.9 million, and operating income of $21.0 million and $18.1 million, for the nine months ended September 30, 2007 and 2006, respectively. Operating income improved on lower sales due primarily to improved pricing, reduced freight cost, a focus on improving operating efficiencies in our facilities, and continued realization of synergies from the Consolidation. In addition, a charge of approximately $1.3 million related to manufacturing inefficiencies was incurred by the paper packaging segment in the nine months ended September 30, 2006 as a result of the transfer of business from the paper manufacturing facility sold in December 2005 to other paper manufacturing facilities (such inefficiencies did not recur during the nine month period ended September 30, 2007).

Our plastic packaging segment had net sales of $249.1 million and $241.8 million, and operating income of $14.7 million and $14.8 million, for the nine months ended September 30, 2007 and 2006, respectively. Excluding the effect of the EEF acquisition, which increased net sales by approximately $10.3 million and reduced operating income by $0.4 million, and the effect of the $1.3 million charge resulting from the impairment of the Cello-Foil trademark and tradename during the nine months ended September 30, 2007, operating income improved on lower sales due primarily to improved pricing, a focus on improving efficiencies in our facilities, and continued realization of synergies from the Consolidation.

See Note 13 to the accompanying consolidated financial statements for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Cash flows provided by operating activities for the nine months ended September 30, 2007 and 2006 were $13.7 million and $0.8 million, respectively.

Cash flows provided by operating activities for the nine months ended September 30, 2007 were primarily from cash provided from earnings of $15.7 million (net income of $0.5 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $13.2 million, deferred income taxes of approximately $0.7 million, and the impairment of an intangible asset of approximately $1.3 million during the period). Inventories decreased as a result of reduced raw material purchases during the period, representing a $5.2 million source of cash, but were more than offset by a decrease in accounts payable and accrued and other liabilities during the period ($10.0 million use of cash). The $10.0 million net decrease in accounts payable and accrued and other liabilities was due primarily to a $6.0 million unfavorable change in accrued interest on the senior notes (semi-annual interest payment made in July 2007), $5.4 million related to the payment of amounts due to former stockholders of Exopack, $4.2 million related to the change in pension obligations (primarily pension fundings) and $3.0 million related to the payment of the Cello-Foil Holdback obligation, partially offset by an increase in trade accounts payable of $8.2 million, which was primarily due to improved management of our payables process. The Company also received federal income tax refunds during the nine months ended September 30, 2007 of $4.0 million.

Cash flows provided by operating activities for the nine months ended September 30, 2006 were primarily from cash provided from earnings (net loss of $4.1 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of approximately $11.5 million, the loss on early extinguishment of debt of approximately $4.0 million, and deferred income tax benefit of $3.4 million during the period) of $8.0 million. Inventories increased $8.6 million (use of cash) due to increased quantities in response to increased customer demand. Accrued liabilities increased primarily due to an increase in accrued interest as a result of the issuance of the Notes and refinancing of debt during the period also provided a source of cash of $1.2 million.

Cash flows used in investing activities for the nine months ended September 30, 2007 and 2006 were approximately $50.4 million and $12.6 million, respectively. Cash flows used in investing activities during the 2007 period were primarily related to acquisitions of machinery and equipment as well as costs related to the EEF acquisition. Cash flows used in investing activities during the 2006 period were primarily comprised of capital expenditures related to acquisitions of machinery and equipment.

Cash flows provided by financing activities for the nine months ended September 30, 2007 and 2006 were $37.4 million and $3.6 million, respectively. During the nine months ended September 30, 2007 we financed the EEF Acquisition through borrowings on our revolving credit facility. Cash flows from operations during the nine months ended September 30, 2007 were primarily used to repay amounts borrowed under our revolving credit facility during this period and to fund capital expenditures. During the nine months ended September 30, 2006, we repaid all debt outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005 with the proceeds from the issuance of the Notes (as defined below), a $15.0 million capital contribution from our parent and with borrowings under our revolving credit facility entered into on January 31, 2006. We also paid $8.8 million in deferred financing costs related to the Notes and revolving credit facility during the 2006 period.

Financing Arrangements as of September 30, 2007

Information about our financing arrangements as of September 30, 2007, including our offering of 11.25 % senior notes due 2014 (the “Notes”), a senior collateralized asset-based revolving credit facility, and two term loans, is disclosed in Note 5 to the consolidated financial statements included in this report, and in our Annual Report on Form 10-K for the year ended December 31, 2006.

As of September 30, 2007, $220.0 million of the Notes remained outstanding. In addition, through September 30, 2007, we incurred approximately $19.4 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of September 30, 2007, $48.2 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.3% per annum, with approximately $23.2 million available to be borrowed. For the nine months ended September 30, 2007, we incurred approximately $1.2 million in interest expense related to the revolving credit facility, including amortization of related deferred financing costs and fees. The term loans had a principal balance of $0.3 million at September 30, 2007.

See Notes 5 and 14 to the consolidated financial statements included in this report regarding amendments to the revolving credit facility that became effective on August 6, 2007 and October 31, 2007.

Liquidity and Capital Resources

Based on the terms of the Notes, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2007, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2007 will be approximately $22.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our revolving credit facility, approximately $48.2 million of which was outstanding as of September 30, 2007. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under the revolving credit facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the next twelve months.

Both the indenture governing the Notes and the credit agreement governing our revolving credit facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The revolving credit facility matures in 2011, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

One of our growth strategies is growth through acquisitions. We believe that cash on hand, cash generated from operations, and the available borrowing capacity under our revolving facility, as amended, will enable us to support this strategy. However, we may require additional financing in order to pursue our growth strategy. We expect that any such additional financing would most likely be debt financing, which could include the issuance of additional debt securities, increased borrowings under our existing or new credit facilities, or other sources. Although we believe that we have excess borrowing capacity beyond our current credit lines, there can be no assurance that such financing would be available or, if available, that the terms would be acceptable to us.

The ultimate determination of whether to pay dividends is determined by the indenture, our revolving credit facility, and the discretion of the board of directors. We have no current plans to pay any dividends.

Off-Balance Sheet Arrangements

We do not currently have any relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

The table below shows our contractual and other commitments as of September 30, 2007:

	Payments Due by Period
	Total	2007	2008 - 2009	2010 - 2011	Beyond 2011
	(dollars in millions)
Debt Obligations:
Senior Notes due 2014	$220.0	$—	$—	$—	$220.0
Senior Revolving Credit Facility	48.2	48.2	—	—	—
Term Loans	0.3	0.1	0.1	0.1	—

Total Debt Obligations	268.5	48.3	0.1	0.1	220.0
Pension Funding Obligations(1)	4.1	0.5	2.4	1.1	0.1
Operating Lease Obligations	42.0	1.7	10.6	8.6	21.1
Interest Payments(2)	160.9	—	49.5	49.5	61.9

Total Contractual Obligations	$475.5	$50.5	$62.6	$59.3	$303.1

(1)	Represents currently estimated amounts.

(2)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

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

Federal income tax return periods beginning as of January 1, 2003 are open for us and our predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of September 30, 2007. We believe it is more likely than not that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three and nine months ended September 30, 2007 and 2006, respectively.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. We are required to adopt this statement effective the first quarter of 2008 and are currently evaluating the impact the new standard will have on our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for our fiscal year 2008. We are currently evaluating the impact the new standard will have on our financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our revolving credit facility. Borrowings under our revolving credit facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our revolving credit facility. Interest accrues on amounts outstanding under our revolving credit facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the revolving credit facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of September 30, 2007, approximately $48.2 million was outstanding under the revolving credit facility and accruing interest at a weighted average interest rate of 7.3% per annum. Based on this amount of borrowings under the revolving credit facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $482,000.

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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2007, our disclosure controls and procedures were effective, in that they ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

No changes to our internal control over financial reporting occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act).

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

From time to time, we become party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to our operations. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of our management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exopack Holding Corp.

Date:	November 14, 2007	By:	/s/ Jack E. Knott
Jack E. Knott
Director, President and Chief
Executive Officer

Date:	November 14, 2007	By:	/s/ Jonathan D. Heard
Jonathan D. Heard
Chief Financial Officer