Form 10-K
period 2007-12-31
EXOPACK HOLDING CORP
filed 2008-03-31
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Yes    ☐  No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒             Smaller Reporting Co.  ☐

                                                                                 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐  No    ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of March 31, 2008, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-K

PART I

i

PART I

This annual report of Exopack Holding Corp. (the “Company”) for the fiscal year ended December 31, 2007 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this report. Any forward-looking statements should be considered in light of the risks set forth in “Part I. Item 1A. Risk Factors” and elsewhere in this report.

ITEM 1.	BUSINESS

This annual report contains certain information about our Company. You should read the annual report carefully, including Item 1A entitled “Risk Factors” and our consolidated financial statements, included as Item 8, together with the accompanying notes. Except as otherwise indicated, references to “we,” “our,” “us,” “our company” and “EHC” refer to Exopack Holding Corp. and our subsidiaries.

Our Company

We are a provider of flexible packaging, film products, and specialty substrates in North America and Europe. We design, manufacture and supply paper and plastic flexible packaging and film products to over 1,500 customers in a variety of industries, including the food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden and building materials industries, among others. We have 18 manufacturing facilities across the United States, Canada and the United Kingdom. Our customers include Fortune 500 companies and other well-known companies. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf lives.

The many products that we produce can be divided into two separate segments: paper packaging and plastic packaging and films. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability. Our packaging products, which include multi-wall bags and plastic products, such as printed and laminated roll stock and shipping sacks, are designed for use in a diverse array of consumer and commercial end markets. Our film products include sealant films, optical films, microfilm, medical products, conductive films, ink jet receptive products, phototool products, and electronic, nylon and engineered films. Many of the films we produce are used in applications, which include pouches, bags and thermoforming, where high barrier and excellent optics properties are required.

Our History and Recent Acquisitions by Us

Transactions Relating to Our Formation

A predecessor company with our same name was formed as a Delaware corporation on July 27, 2001 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the flexible packaging division of International Paper Company. This acquisition was completed on August 7, 2001. On September 30, 2003, Exopack Holding Corp. purchased all of the assets and assumed certain liabilities of Plassein International of Thomasville, Inc. and Plassein International of Newmarket, Inc. (together, with Plassein International of Thomasville, Inc. and Plassein International of Ontario, LLC, “Plassein”).

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

Between July and October of 2005, an affiliate of Sun Capital Partners, Inc. (“Sun Capital”) sponsored a series of transactions involving Cello-Foil, TPG and Exopack, LLC (“Exopack”) that resulted in the ultimate formation of our company. Specifically, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired Cello-Foil and certain assets of TPG on July 14, 2005 and September 7, 2005, respectively. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack, which became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

2007 Acquisitions

During 2007, we completed two acquisitions. On August 6, 2007, we acquired 100% of the membership interests of Intelicoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco, Ltd. (collectively, the “Electronic and Engineered Films Business,” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). We financed the EEF Acquisition primarily through borrowings under our senior revolving credit facility (referred to in this annual report as our “Senior Credit Facility” and further described in Note 4 to our consolidated financial statements included elsewhere in this annual report). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in engineered films and microfilms. EAC conducts its operations from our locations in the state of North Carolina and in North Wales, United Kingdom.

On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

We subsequently renamed the acquired Liqui-Box business and our existing Newmarket, Ontario, Canada facility, Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets from its two locations.

Intelicoat Technologies, LLC was founded in the United States in 1933, and is headquartered in South Hadley, Massachusetts. By 2007, Intelicoat was an international company with locations in North America and Europe. Intelicoat has been comprised of two separate and distinct business units: Digital Imaging, which primarily serves the global wide-format ink jet market, and Electronic and Engineered Films, serving various markets including electronics, medical, conductives, optical film coatings and custom coating solutions worldwide.

E.I. du Pont de Nemours and Company (“DuPont”) was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security, and synthetic fibers. DuPont operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agriculture, home furnishings, medical, electronics, communications, protective apparel and the nutrition and health markets.

Recent Developments

On December 13, 2007, Fred Crowe resigned as our Senior Vice President and Business Manager, Plastics Division, effective December 31, 2007. As of March 31, 2008, we are still in the process of filling the position left open by Mr. Crowe’s exit from the Company.

On February 15, 2008, we announced the appointment of Tom Vale as our Chief Operating Officer. For additional information about Mr. Vale, see “Item 10. Directors, Executive Officers and Corporate Governance” and “Item 11. Executive Compensation” in Part III of this annual report.

Our Corporate Structure

CPG Finance, Inc. is a subsidiary of an affiliate of Sun Capital. Exopack Key Holdings, LLC is a wholly-owned subsidiary of CPG Finance, Inc., and is the parent company of Exopack Holding Corp. Exopack Holding Corp. is a holding company that conducts substantially all of its operations through Exopack, LLC, Cello-Foil Holding Corp. and their respective subsidiaries. The ownership structure of our parent companies and subsidiaries, following completion of the 2007 acquisitions, is set forth in the diagram below.

Sun Capital

We and our parent companies are controlled by an affiliate of Sun Capital. Sun Capital is a private investment firm focused on leveraged buyouts, equity, debt and other investments in market-leading companies that can benefit from Sun Capital’s in-house operating professionals and experience. Affiliates of Sun Capital have invested in and managed more than 185 companies worldwide with consolidated annual sales in excess of $35.0 billion since Sun Capital’s inception in 1995. Sun Capital has offices in Boca Raton, Los Angeles and New York and affiliates with offices in London, Tokyo and Shenzhen, China, focused on identifying opportunities that will provide operating synergies for Sun Capital’s affiliated portfolio companies.

Our Principal Executive Offices

We are incorporated in the state of Delaware. Our address is 3070 Southport Road, Spartanburg, SC 29302. Our telephone number is (864) 596-7140. The information on our website (www.exopack.com) does not constitute a part of this annual report and the reference to our website address is intended as an inactive textual reference only.

Our Strategy

We have developed a business strategy targeted at increasing future revenue, earnings and cash flow performance. The key components of this strategy are:

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

The Consolidation and subsequent acquisitions provided us with additional opportunities to cross-sell our products to our customer base. We offer our diverse array of paper and plastic products, including multi-wall bags, printed and laminated roll stock and stand-up pouches, in the following end markets, among others:

•	Food

•	Medical

•	Pet Food

•	Personal Care and Hygiene

•	Chemicals

•	Beverages

•	Lawn & Garden Products

•	Building Materials

•	Electronics

Efficiently Managing Our Raw Material Supply. We have multiple supply sources for paper, plastics and films and have maintained the majority of those relationships for over a decade. As one of the largest flexible packaging converters in the United States, we believe we are often able to use our increased size to secure volume pricing from our suppliers and expand our procurement reach.

We are currently focusing on efficiently managing the costs of raw materials, packaging and freight. To further these objectives, we are working to develop best-in-class procurement functions and innovative approaches to raw materials sourcing, such as internal and global sourcing arrangements. We continue to leverage purchasing across our organization and standardize the use of raw materials across facilities.

Continuing to Focus on Enhancing Our Product Mix Through State-of-the-Art Technology. Our production facilities have allowed us to improve our production flexibility and dependability. We use high-performance machinery and a broad range of state-of-the-art technologies. Recent investments include printing presses that can print up to ten colors, high efficiency pasted valve machines, co-extruded blown film extruders and stand-up re-sealable pouch machines. We believe that a key factor that differentiates our services from those of our competitors is the state-of-the-art graphics and technical capabilities of our Customer Resource Center, located at our Spartanburg, South Carolina headquarters. In addition, to enhance the convenience that we strive to provide to our customers, we have continued to add features such as handles and sophisticated package re-closure systems.

We view our array of facilities and ongoing commitment to state-of-the-art technology as key drivers in our ability to provide an exceptional combination of service, performance and value. Strategically, we plan to grow our revenue base by providing customized packaging solutions and benefiting from an overall trend toward flexible, rather than rigid, packaging.

Realizing Operational Efficiencies and Synergies. We strive to cultivate safe, efficient manufacturing by focusing on quality and operational practices. Our efficiency initiatives include establishing common operating and reporting procedures, streamlining production, optimizing asset utilization and making strategic capital expenditures.

Our Strengths

We believe we have the following competitive strengths:

Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. We have over 1,500 customers, and even with recent market consolidations, most of our customers individually represent less than 5% of our net sales; only one customer has recently exceeded 10% of our net sales, due to the consolidation of two previously existing customers.

Cost Savings Opportunities. Part of our strategy consists of combining the functions shared by our acquired businesses and extracting synergies. We believe that we can achieve cost savings by in-sourcing manufacturing, improving procurement

(through increased purchasing volume and efficiencies of scale in freight) and eliminating operational redundancies (through reducing headcount, restructuring certain facilities and consolidating information technology programs). For example, as part of our efforts to eliminate operating redundancies, subsequent to the Consolidation, we have relocated the assets and operations of our Monticello, Arkansas facility to other facilities, including primarily our Tifton, Georgia and Hazleton, Pennsylvania facilities, and sold the building located on the Monticello site. We have also ceased production at the pouch production facility of one of our plastic-based packaging operations in August 2006 and transferred pouch production and certain assets of this facility to other facilities. Our focus in late 2007 and early 2008 has been on the movement of the EAC business out of Intelicoat’s South Hadley, Massachusetts facility and into the EAC facility we acquired in Matthews, North Carolina. We are also integrating the Whitby, Canada plant purchased from DuPont into the Exopack business.

In addition, we have historically relied on third party manufacturers of certain films for our flexible packaging and the acquired EPF business had relied on third party capabilities for certain print jobs. As a result of the EPF Acquisition, we expect to in-source these functions and reduce costs associated with these activities.

Attractive Industry Dynamics. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $25.6 billion in annual sales in 2007, of which flexible packaging converters accounted for an estimated $19.8 billion in sales. The flexible packaging market is fragmented, with approximately 430 manufacturers operating in North America. A significant number of these manufacturers are relatively small, with the average converter generating annual sales of approximately $50.0 million to $55.0 million, according to the FPA. We believe that as a result of industry fragmentation certain sectors (such as meat and cheese, pet food, beverages and prepared dinner products) remain underserved by mid-sized companies. We believe that our combined company can take advantage of this market opportunity in these growth segments.

We believe key drivers in the industry include the growing importance of convenience, functionality and shelf-appeal, technological developments, a trend toward flexible rather than rigid packaging, globalization, raw material cost volatility, impact of sustainable packaging, and pressures to consolidate. We believe that our broad product mix, customer service and technologically advanced manufacturing capabilities will allow us to capitalize on these favorable industry dynamics.

Highly Experienced Management Team. We have an experienced management team with an average of more than 20 years of industry experience. Our Chairman, President and Chief Executive Officer, Jack Knott, has over 30 years of experience in the packaging industry, during which he served as Chief Executive Officer of Pliant Corporation, Chairman of the FPA, President and Chief Operating Officer of Huntsman Packaging Corporation (the predecessor to Pliant Corporation) and President of Rexene Products (a petrochemical and polymer manufacturer). We also benefit from highly-motivated and experienced managers in key functional areas, including sales and marketing, operations and accounting and finance. Each of our key business unit managers has significant experience in the packaging and related industries.

Ability to Pass Through Raw Material Price Increases. Historically, we have been able to pass through raw material price increases to our customers, maintaining a relatively stable spread between selling price and raw material purchase price. More than half of our sales volume generated is under contracts that typically allow us to pass through raw material price increases to customers every 30 to 90 days in our plastic packaging and films segment and every 90 to 180 days in our paper packaging segment. The remainder of our business is transactional, which permits us to pass through price increases to customers on an order-by-order basis.

Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our paper and plastic packaging and films segments. We currently purchase our raw materials from more than ten paper suppliers and more than twelve plastics suppliers. Since we are generally able to switch suppliers without sacrificing quality, we believe that we do not depend on any single supplier to operate efficiently and profitably.

Balance Between Paper and Plastic Packaging and Films Segments. We offer a diverse array of paper and plastic packaging and film products. We believe that we are well-positioned to meet customer needs in these two principal sectors. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe the multi-wall construction capabilities of our paper packaging segment are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging and films segment produces a variety of film structures, printing, laminations and coatings, EB and UV treatments and a number of converting styles. Our plastic packaging and film products include high-clarity shrink films, shipping sacks, side weld bags, stand-up pouches and roll stock with a wide variety of printing options, coatings, laminations and other treatments, as well as optical films, microfilm, medical products, conductive films, ink jet receptive products and phototool products.

We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed plastic-laminated roll stock for form, fill and seal applications, specialty packaging for feminine care products, eXpress pv® two-ply cement bags for our cement and packaged concrete customers and paper bags with zippers for popular pet food brands. We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has earned industry awards for print quality and innovation.

Industry Overview

General. The flexible packaging and coating industry manufactures a broad range of consumer and industrial packaging for use in diverse end markets. Multilayer flexible polymer/paper structures and barrier laminates are used for food, medical, agricultural and personal care products, as well as other consumer and industrial uses, and are used in a variety of products that generally include plastic film, paper or a combination of the two.

Plastic films, which account for the largest share of market demand in the industry, have been increasingly popular in recent years and offer strong barrier performance, re-closeability and transparency. Paper products are versatile and support vibrant graphics and color schemes, while simultaneously offering durability and freshness retention as necessary. Moreover, paper products are increasingly appealing to consumers who place emphasis on environmental concerns and value the ability to use renewable resources and the option to recycle such products.

According to the FPA, the domestic flexible packaging market accounted for an estimated $25.6 billion in sales in 2007, with industry growth rates of between 2% and 3% projected annually. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 430 flexible packaging manufacturers in North America.

End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, considerable inroads in a wide variety of consumer and industrial markets. The combined focus on sustainable packaging also favors the reduced packaging material weight of flexible packaging. Approximately 91% of end market applications for domestic flexible packaging are consumer-oriented, while approximately 9% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries. Retail and institutional food and beverage markets account for approximately 53% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 7% of flexible packaging applications. Various other applications, such as personal care products and retail and institutional non-food products, account for approximately 40% of the flexible packaging industry.

Industry Forecast. Growth in the flexible packaging industry is expected to be driven by a number of trends, including:

•	increasing importance of convenience, portability, functionality and shelf-appeal;

•	technological developments leading to enhancements in packaging product performance capabilities;

•	ongoing industry conversion from rigid to flexible packaging;

•	impact of sustainable packaging;

•	volatility of raw materials;

•	globalization; and

•	pressures to consolidate.

We believe that larger producers are particularly well situated to take advantage of such trends, given their ability to reliably service larger, national customers by offering large-scale production capacity while simultaneously providing significant product development capabilities, broad product offerings and competitive pricing. Additionally, larger producers have relatively greater purchasing leverage than smaller producers and can more easily marshal resources to pursue substantial acquisition strategies. We believe that our Consolidation in 2005 and acquisitions in 2007 will provide us with the potential to benefit from such size-related advantages.

Competition

The business of supplying flexible packaging products is extremely competitive, as we face competition from companies that sell similar and substitute packaging products. We compete principally with a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. Our major domestic competition includes Bemis Company, Inc., Printpack, Inc., Alcan, Inc., Hood Packaging Group, Graphic Packaging Corp. and Sonoco Products Company. Our major international competition includes Nordenia International AG, Mondi Group, and Bischof and Klein.

Segments

Our business is divided into two primary product segments: paper packaging and plastic packaging and films. The overall product development capabilities and production capacity of these segments allow us to serve as a full-service packaging provider to our customers.

Paper Packaging Segment. Our paper packaging segment includes packaging products we sell to producers of products, such as food, charcoal, pet food and pet care products. We offer a wide range of packaging styles, graphics, special features and coatings that help our customers maximize product appeal to their target markets. We also produce industrial-strength paper packaging products used by the seed, building products, food and dairy and processed minerals industries, among others. We offer our customers custom-engineered paper for graphics and proprietary coatings for additional barrier protection, depending on each customer’s particular safety requirements and convenience concerns.

Plastic Packaging and Films Segment. Our plastic packaging and films segment includes plastic packaging and film products we sell to producers of food, beverages, coffee, candy, paper towels and tissue, healthcare products and other consumer goods. We offer a wide range of packaging styles, graphics, special features and coatings to suit particular customer needs and maximize product shelf-appeal. Our plastic products are additionally used to package chemicals, salt, building materials and lawn and garden products, among others. We offer customized packaging solutions, such as custom-engineered films for graphics and proprietary coatings, to suit particular customer needs for safety and convenience.

See Note 11 to our consolidated financial statements included elsewhere in this annual report for additional information regarding our segments.

Products

We produce a wide variety of value-added, flexible, paper-based and plastic-based packaging and film products, including multi-wall bags, heavy duty shipping sacks and multi-layer laminated products.

Our key paper packaging products include:

Pinch Bags. Pinch bags offer presentation and functionality advantages for consumer applications that require packaging which lies flat or stands upright and is sift resistant. Typically, pinch bags are used by manufacturers and distributors of light products, such as sugar, flour, pet food, livestock feed and smaller lawn and garden products. Due to their multi-layer constructions, this style of bag is also used for chemical products where specific barriers are required. Pinch bags are left unsealed at one end after production and offer convenient filling and sealing features for our customers and end users.

Pasted Valve Bags. Pasted valve bags, constructed of heavy-gauge, multi-wall paper, are most often used in industrial and construction markets. Pasted valve products are extremely durable and strong enough to hold significant weights and volume for such products as cement, clay, chemicals and sand. In general, pasted valve products lay flat for storage and are easily stackable in mass quantities. We produce a two-ply line of pasted valve products, which provide what we believe to be efficient, superior performance. We also offer UN/DOT testing, which is required for all packaging used to carry hazardous materials.

Self-Opening Sacks. Self-opening sacks, most commonly used for smaller consumer applications, utilize a variety of multi-wall construction combinations to suit performance requirements. Paper and plastic layers are often combined to provide outstanding barrier performance for content containment, as well as moisture or oxygen resistance. Moreover, self-opening sacks are easily re-closable by the end consumer and are particularly convenient for smaller pet food, charcoal, animal litter, coffee, sugar and flour packaging products.

Sewn-Open-Mouth Bags. Sewn-open-mouth bags provide packaging solutions for livestock feed, seed and flour applications. Sewn bags are preferred in many applications because of the ease with which they can be opened. Sewn closed at one end, the bags are filled with content by the customer and sewn shut with heavy-gauge filament. Sewn-open-mouth bags are constructed to lie flat and are designed to carry heavy loads. We provide a wide variety of printing and combined substrate choices for sewn-open-mouth bags. In one case, we use woven polypropylene in the construction to enhance the strength of the bag.

Multi-Wall and Specialty Bags. We manufacture technically complex specialty bags capable of providing protection against oil, grease, chemicals and moisture. These bags are used to package pet food, microwave popcorn and charcoal, among other products.

Market Print. Market print is primarily used for building insulation backing, or as wrap for roofing shingles. Constructed from one-ply, unbleached kraft paper, market print is often printed with one or two colors on one side and delivered to customers on large rolls.

Our key plastic packaging and film products include:

Shipping Sacks. Our shipping sacks are used for difficult packaging applications, such as insulation, salt, plastic, resin, sand, gravel, soil, seed and other industrial, chemical and agricultural materials and products. Typically constructed of heavy-gauge plastic, our shipping sacks are heat or adhesive-sealed, thereby creating a weld designed to withstand harsh industrial environments.

Rollstock. We manufacture a variety of tubular and single-wound sheet rollstock products tailored to individual customer preferences. Extruded film is available in several varieties, including mono-layer, co-extrusion or laminated film, and can be delivered plain or with printing. Rollstock is often utilized for resin, food, beverage and lawn and garden wraps.

Flexible Overwrap Packaging. Overwrap packaging consists of specially co-extruded film with high-performance characteristics. Such products are used for tissue products, such as toilet paper, bundle packs of bar soap and pharmaceutical products. We can accommodate orders for thin gauge extensible films, as thin as .5 millimeters and with as many as 10 colors.

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

Dartek ® Nylon Cast Films. Cast films are thermoforming films that require high barrier and excellent optics properties and are used in pouches and bags.

Sclair® Sealant Films. Sclair Sealant Films consist of mono and coex blown polyethylene-based products designed for laminations to other materials. These films feature toughness and durability, barrier properties, superior tensile and puncture strength and excellent sealability.

Coated/Laminated Substrates. These unique products are used in a variety of applications in the electronics, medical, protective and optical markets.

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

Edge Seam. Edge seam bags are primarily used by seed, fertilizer and chemical manufacturers due to their laminated construction and ability to provide eye catching graphics. Our management believes that our additional features for edge seam bags (such as handles, 10-color printability and custom-engineered constructions and laminations) distinguish our edge seam bags from those of our competitors.

Operations and Manufacturing

We maintain an expansive array of packaging machinery at our various facilities, which collectively produce approximately 150 thousand tons of paper packaging and over 150 million pounds of plastic packaging and films each year. Our machinery includes numerous presses, tubers, bottomers, sewing lines, self-opening square bottom and two-ply pasted valve bag machines, multiple extrusion lines, flexo and roto presses, pouch machines, coating machines and laminators. This wide variety of machinery and specialized equipment enables us to increase our product offerings and maintain a high degree of flexibility in meeting customer demands.

Product conformance is continually monitored and maintained by our supervisors and our key equipment and critical operations are administered by trained, experienced operators. Investments in equipment are driven by industry trends, developing technologies, customer needs and cost containment.

Given our diverse customer base our business does not typically experience significant seasonal variation.

Due to the high degree of specialization at each of our facilities and the fact that our production is often customer-driven, we distribute our products directly to our customers. We ship all of our products based on agreements with individual customers, typically using third-party shipping sources to deliver our products.

We produce our paper and plastic packaging and film products through two distinct but similar manufacturing processes.

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

•

Bottoming. Bottoming of the paper packaging completes the manufacturing process. At this stage, a paper tube is sealed at one end with heat or pressure-applied adhesives. Sewn-open mouth bags are customarily sealed with heavy-gauge filament that is sewn through the packaging.

Plastic Packaging and Films. The manufacture of plastic packaging and films also involves several processes, including extrusion, printing, coating, lamination and slitting.

•

Extrusion. Extrusion results in the creation of plastic film, the basis of flexible plastic packaging products. Appropriate machinery and technical knowledge are required to create a consistently high quality product. To begin, plastic resins with various properties are blended with additives to create a specified performance compound, the nature of which is primarily dependent on end-market use and customer preference. Blended resin compounds are then shaped under heat and pressure to create a thin plastic film. Many manufacturing dynamics, including the combination of resin and extrusion methods, produce variations in color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. Extruded plastic film can be used in a wide range of applications.

•	Printing. Extruded plastic film can be printed. Exopack utilizes either a rotogravure or flexographic printing process, similar to the ones used to print paper packaging.

•

Coating. Extruded plastic film, foil, and paper can be coated using slot die, direct gravure, reverse gravure and proprietary coating methods, using liquid crystal, exotic filled ceramics and polyamides.

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

•	Pouching. Printed and/or laminated films can be converted into a variety of styles with stand-up re-closable features.

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

Materials

We use plastic resin polyethylene and barrier films, paper, inks, adhesives and chemicals, including coated, un-coated and woven polypropylene, polyester and nylon films in the manufacture of our products. We purchase our raw materials from a variety of suppliers and do not depend on any one supplier for our raw material needs.

We negotiate pricing and contract terms with each supplier. We attempt to purchase raw materials with the best possible terms and pricing, and we believe that we have good relationships with each of our suppliers, several of which have supplied raw materials to us for decades.

We are currently focusing on increasing the efficiency of our raw materials procurement process. To this end, we are working to develop best-in-class procurement methods and have adopted innovative approaches to raw materials sourcing, such as developing additional global and internal sourcing arrangements. In addition, we have programs in place to leverage raw materials procurement and standardize raw material usage across our company.

Technology and Research and Development

Our technology development is primarily focused on providing paper and plastic expertise to suit our customers’ packaging development requirements.

We are able to use our broad product offerings and state-of-the-art technology to transfer technological innovations from one market to another. For example, our expertise in producing zippered stand-up pouches for the food industry has helped us to develop and commercialize a new patented re-closeable feature on multi-wall bags for pet food.

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

For additional information related to our research and development costs, please see Note 2 to our consolidated financial statements included elsewhere in this annual report.

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

Sales Organization. Approximately 60 sales personnel are organized around our business segments. Within each segment, sales representatives are divided between regional and national accounts. Regional representatives target smaller accounts, while national representatives focus on customers requiring service from multiple facilities. Typically, we maintain a single sales personnel and customer service contact with each customer, which we believe facilitates clear communication and fosters close personal relationships.

Our sales personnel are compensated according to the profitability of the products they sell or, to the amount of cash their sales generate. Accordingly, our sales representatives have an incentive to sell high-value products. We devote significant resources on an ongoing basis to product and sales technique training programs, which inform sales representatives about each of our products, their functionality, potential applications and value-added selling techniques. We believe that these efforts have resulted in a highly knowledgeable and motivated sales force, capable of specifically addressing a broad range of customer requirements.

Marketing Initiatives. We actively seek to identify and pursue developing opportunities with customers, leveraging our technical expertise to meet customer needs, regardless of segment or packaging configuration. We believe these efforts enhance our ability to pursue cross-selling opportunities with existing and potential customers. Market and product-focused professionals have reinforced our business with our major customers by developing expertise and enhancing recognition of Exopack products and services. In addition, there has been a renewed focus on branded products to enhance the customer experience with Exopack. We believe that brands such as AquaCrystal®, eXpress PVTM, Sclair®, Dartek®, StratFX®, Reflex®, and ShurSealTM have become trusted names in our product portfolio.

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

Our approach to service emphasizes four primary objectives:

•	delivering quality products on-time;

•	responding to customer questions, concerns and problems, and closely collaborating with customers to promptly address any such questions, concerns or problems;

•	customizing and designing innovative products that conform to our customers’ exact specifications; and

•	using specialized manufacturing and information technology to provide customers with rapid processing and service alternatives.

In addition, we actively promote our broad network of production facilities in order to attract and maintain customers that require production from multiple locations.

Customers and Order Backlog

We have a diversified customer base of more than 1,500 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, pet food, building materials, lawn and garden and personal care and hygiene products.

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

The time between receipt of orders and shipment generally averages between four to six weeks, and, as a result, backlog is not significant.

For information regarding a summary of our significant accounting policies and procedures for revenue recognition, please see Note 2 to our consolidated financial statements included elsewhere in this annual report.

Employees

At December 31, 2007, we had 2,879 employees, of which 374 are covered by three separate collective bargaining agreements. At our Battle Creek, Michigan facility, 148 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, approximately 183 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 43 employees are covered by a collective bargaining agreement that expires on June 27, 2009.

Patents and Trademarks

We have proprietary rights to a number of trademarks important to our business, including eXpress PV® and Shur Seal®. We also hold over 40 U.S and international patents relating to our products, manufacturing processes and equipment. An equal number of patents are currently pending.

Regulatory Matters

Our business is subject to numerous federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act and relate to such things as the storage, release and remediation of hazardous substances. In addition, we are subject to similar state laws. These laws are constantly evolving, with a trend towards increasing stringency. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable, because certain implementing regulations for some of the laws described above have not yet been promulgated or in certain instances are undergoing revisions. These environmental laws and regulations could result in increased capital, operating and compliance costs.

Geographic Areas

For a discussion of our consolidated net sales and long-lived assets based on geographic area please see Note 11 to our consolidated financial statements included elsewhere in this annual report.

Available Information

We maintain an Internet website at http://www.exopack.com. The information on our website does not constitute a part of this annual report and the reference to our website is intended as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file this material with the SEC. We will also provide electronic or paper copies of our SEC filings free of charge upon request.

ITEM 1A.	RISK FACTORS

The following risk factors and other risks and uncertainties could materially adversely affect our business, financial condition, results of operations and cash flows. Our consolidated financial statements and the notes thereto and the other information contained in this annual report should be read in connection with the risk factors discussed below.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying packaging products is extremely competitive. We face intense competition from many competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition that is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.

The profitability of our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers.

The principal raw materials that we use in the production of our products are polyethylene and paper. Our ability to operate profitably depends, in large part, on the price and availability for these raw materials. The price for polyethylene fluctuates substantially as a result of changes in petroleum and natural gas prices, demand and the capacities of the companies that produce polyethylene to meet market needs. Prices for paper depend on the industry’s capacity utilization and the costs of raw materials.

Historically, we have been able to pass through to our customers substantially all increases and decreases in the cost of polyethylene and paper through contractual provisions and standard industry practice. If we are not able to promptly pass cost increases through in the future and there are substantial increases in polyethylene or paper prices, our operating margins could be affected adversely. Furthermore, natural disasters such as hurricanes, in addition to terrorist activity and governmental regulation of environmental emissions, or a substantial increase in oil or natural gas prices, may negatively impact the production or delivery capacity of our raw materials suppliers in the chemical and paper industries. This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

Energy price increases could adversely affect the results of our operations.

Our manufacturing operations require the use of substantial amounts of electricity and natural gas. Energy prices, in particular prices relating to oil and natural gas, have been volatile in recent years, especially in 2007 and continuing into 2008. Increases in oil and natural gas prices have a corresponding effect on our production costs. Higher energy costs may also indirectly affect our costs of operation by increasing our costs for the raw materials that we use to manufacture our products.

We must adapt to technological advances in the packaging industry.

We compete in an industry that requires advanced technology to deliver state-of-the-art specialty packaging and coating solutions to customers whose packaging needs are constantly evolving. Our success may depend on our ability to adapt to technological changes in the industry. If we are unable to adapt to technological change, timely develop and introduce new products, or enhance existing products in response to changing market conditions or customer requirements or demands, our business and results of operations could be materially and adversely affected. We may not be able to replace outdated technologies, replace them as quickly as our competitors or develop and market new and better products in the future.

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

We may not successfully complete the integration of EAC and EPF into our business and operations.

We acquired EAC and EPF in August and November of 2007, respectively. Since these businesses have previously operated separately, there are a number of risks relating to these acquisitions, including, but not limited to:

•	demands on management related to the increase in the size of the business for which they are responsible;

•	diversion of management’s attention from the management of daily operations to the integration of the acquired businesses;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, the integration of dispersed operations and the assimilation and retention of personnel;

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

The successful integration of Exopack’s operations with the operations of EAC and EPF will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs. If our continued integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we, EAC and EPF might have achieved separately.

We may be unable to realize the expected cost savings and other synergies from the acquisitions in 2007.

Even if we are fully able to integrate the operations of EAC and EPF successfully, this integration may not result in the cost savings, synergies or revenue enhancements that we expect or these benefits may not be achieved within the timeframe that we expect. The cost savings and other synergies from the acquisitions may be offset by costs incurred in integrating EAC and EPF’s operations into Exopack’s operations, as well as by increases in other expenses, by operating losses or by problems with EAC and EPF’s businesses unrelated to the acquisitions.

Our operations could expose us to substantial environmental costs and liabilities.

We are subject to a variety of federal, state, foreign, provincial and local laws and regulations that impose limitations and prohibitions on the discharge and emission of, and establish standards for the use, disposal and management of, regulated materials and waste. These laws and regulations impose liability for the costs of investigation and clean-up of, and damage resulting from, present and past spills, disposals or other releases of hazardous substances or materials. These domestic and international environmental laws can be complex and may change often. The compliance expenses can be significant, and violations may result in substantial fines and penalties. In addition, environmental laws, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, also known as “Superfund,” in the United States, impose strict, and in some cases joint and several, liability on specified responsible parties for the investigation and cleanup of contaminated soil, groundwater and buildings, and liability for damages to natural resources at a wide range of properties, sometimes without regard to fault. As a result, we may be liable for contamination at properties that we currently own or operate, as well as at our former properties or off-site properties where we may have sent hazardous substances. As a manufacturer that uses and has used and generated large quantities of hazardous substances, we have an inherent risk of liability under environmental laws, both with respect to ongoing operations and with respect to known and potential contamination related to our properties or as a result of our operations. We could, in the future, incur a material liability resulting from the costs of complying with environmental laws, environmental permits or any claims concerning noncompliance, or liability from contamination.

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

We have manufacturing and distribution facilities in Canada and the United Kingdom. Our international operations are subject to various risks that could have a material adverse effect on those operations, including, but not limited to, exposure to local economic conditions over which we have no control and, currency exchange rate fluctuations, political instability and foreign laws, such as environmental and labor laws.

We may, from time to time, experience problems in our labor relations.

As of December 31, 2007, unions represented 374 of our employees, or approximately 13% of our consolidated workforce. At our Battle Creek, Michigan facility, 148 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, 183 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 43 employees are covered by a collective bargaining agreement that expires on June 27, 2009. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers to deliver our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, such as continued increases in fuel prices, could increase our costs and disrupt our operations and our ability to meet our customers’ timing requirements.

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

An affiliate of Sun Capital indirectly controls our sole stockholder. Such affiliate of Sun Capital, therefore, has the power to take actions that affect us, including appointing management and approving mergers, a sale of substantially all of our assets and other extraordinary transactions. For example, such affiliate of Sun Capital could cause us to make acquisitions that increase the amount of our indebtedness or to sell revenue-generating assets, impairing our ability to make payments under our debt agreements. Such affiliate of Sun Capital could also receive certain fees in connection with such acquisitions and other corporate events under a management services agreement with us. Additionally, such affiliate of Sun Capital is in the business of making investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Such affiliate of Sun Capital may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us.

We are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404

For the fiscal year ended December 31, 2007, we are required to comply with Section 404 of the Sarbanes-Oxley Act, and for the fiscal year ended December 31, 2008 we currently expect that we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense, which may be higher than we expect, and that we expend significant management efforts.

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may face restricted access to the capital markets and may be subject to sanctions.

Loss of key individuals could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals and members of our senior management team, including Jack Knott, our Chairman, President and Chief Executive Officer. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. Additionally, we do not carry “key man” life insurance coverage for our senior management.

We may be adversely affected by interest rate changes.

Our financial position is affected, in part, by fluctuations in interest rates. Borrowings under our Senior Credit Facility are subject to variable interest rates. Increased interest rates may adversely affect our earnings and cash flows by increasing the amount of interest expense that we are obligated to pay on borrowings under our Senior Credit Facility.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have a material adverse affect on our financial position, results of operations and cash flows.

Numerous other factors over which we may have limited or no control may affect our performance and profitability.

Other factors that may influence our earnings include: legal and administrative cases and proceedings (whether civil, such as environmental or product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or changes in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contracts; risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the world political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Notes.

We have a significant amount of indebtedness. As of December 31, 2007, we had outstanding indebtedness of $291.1 million, $220.0 million of which consisted of our outstanding 11.25% Senior Notes (the “Notes”), $70.8 million of which consisted of borrowings under our Senior Credit Facility, and $0.3 million of which consisted of borrowings under subordinated term loans. After consideration of $70.8 million of outstanding borrowings under our $110.0 million Senior Credit Facility, we had an additional $32.7 million available to be borrowed under our Senior Credit Facility as of December 31, 2007.

Our substantial indebtedness could have important consequences to holders of the Notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Notes;

•

make it more difficult for us to meet all of our obligations to creditors, who could then require us, among other things, to restructure our indebtedness, sell assets or raise additional debt or equity capital;

•

limit our flexibility in planning for, and reacting to, changes in our business and in our industry, which could make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulations;

•

require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which will reduce the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	limit our ability to make future acquisitions.

One or a combination of these factors could adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2007, we had $32.7 million available to be borrowed under our Senior Credit Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund capital expenditures, acquisitions and research and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control. These factors include economic, financial, competitive, legislative, regulatory and other factors, such as changes in packaging designs, adverse weather conditions and acts of God, all of which are beyond our control.

We may not successfully implement our business strategy and may not generate sufficient cash flows from operations to ensure that future borrowings will be available to us under our Senior Credit Facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If our future cash flows from operating activities and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We may not be able to implement any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes, may limit our ability to pursue any of these alternatives.

The indenture governing the Notes and our Senior Credit Facility will restrict our operations.

The indenture governing the Notes restricts our ability to, among other things:

•	sell or transfer assets and issue capital stock of restricted subsidiaries;

•	incur additional debt, incur liens or issue preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	engage in certain transactions with subsidiaries and affiliates.

The indenture and our Senior Credit Facility also require us to comply with certain covenants and financial conditions. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

If we cannot comply with the requirements of our indenture or our Senior Credit Facility, we may be required to repay immediately all of the outstanding debt under them. If our debt payments are accelerated, our assets might not be sufficient to fully repay our debt. Our lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.

We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such a case, our financial condition, liquidity and results of operations would suffer.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters are located in Spartanburg, South Carolina. We operate 18 manufacturing facilities located throughout the United States, Canada and the United Kingdom. We operate twelve manufacturing facilities in the plastic packaging and films segment, of which we lease six (including two manufacturing facilities in Ontario, Canada and one manufacturing facility in North Wales, United Kingdom) and own the remaining six facilities. We operate six manufacturing facilities in the paper packaging segment, which are all properties we own.

We believe that our plants, which vary in size and age, are suitable for our operations and believe our operating facilities have sufficient capacity to meet our production needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are party to various disputes and legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on our Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is privately held and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.

On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. The initial purchasers in the offering were Goldman, Sachs & Co., Lehman Brothers Inc. and Harris Nesbitt, who collectively received aggregate discounts or commissions in the amount of approximately $5.5 million. The offering was structured to comply with the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act and in compliance with Rule 144A promulgated thereunder. Pursuant to an exchange offer, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act (the “Notes”).

The indenture governing the notes and our Senior Credit Facility impose restrictions on our ability to pay dividends and we have not paid any dividends to our sole stockholder during either of the years ended December 31, 2007 or December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this annual report for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data as of and for the years ended December 31, 2007 and 2006, the period from July 15, 2005 to December 31, 2005, the period from January 1, 2005 to July 14, 2005 and the years ended December 31, 2004 and 2003. The selected financial data as of December 31, 2007 and 2006, and for the years ended December 31, 2007 and 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005 have been derived from our audited consolidated financial statements, which are included in this annual report and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 have been derived from our audited consolidated financial statements, which are not included in this annual report.

The financial data presented herein as of and for the years ended December 31, 2007 and 2006, as of December 31, 2005 and for the period from July 15, 2005 to December 31, 2005 (collectively, the “Successor” period) consists of our financial position, results of operations and cash flows reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The financial data for the period from January 1, 2005 to July 14, 2005 and as of and for the years ended December 31, 2004 and 2003 (collectively the “Predecessor” period) consists only of the financial position, results of operations and cash flows of Cello-Foil for such periods.

	Year Ended December 31, 2007	Year Ended December 31, 2006	July 15, 2005 to December 31, 2005	January 1, 2005 to July 14, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
		(Successor)			(Predecessor)
	(dollar amounts in millions)
Consolidated Statement of Operations Data:
Net sales	$676.1	$655.4	$163.4	$37.1	$65.1	$59.6
Cost of sales	603.7	583.3	149.1	32.7	56.3	52.2

Gross profit	72.4	72.1	14.3	4.4	8.8	7.4
Operating expenses(1)	49.5	48.0	12.9	9.8	6.3	5.7

Operating income (loss)	22.9	24.1	1.4	(5.4)	2.5	1.7
Interest expense (income)	28.9	27.3	5.8	(0.2)	(0.2)	(0.1)
Loss on early extinguishment of debt(2)	—	4.0	—	—	—	—
Other expense (income), net(3)	(1.6)	—	(0.1)	—	—	—

Net other expense (income)	27.3	31.3	5.7	(0.2)	(0.2)	(0.1)

(Loss) income before income taxes	(4.4)	(7.2)	(4.3)	(5.2)	2.7	1.8
(Benefit from) provision for income taxes	(0.5)	(2.3)	(1.5)	(1.7)	0.9	0.5

Net (loss) income	$(3.9)	$(4.9)	$(2.8)	$(3.5)	$1.8	$1.3

Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities(4)	$12.8	$9.7	$23.2	$12.4	$0.5	$2.6
Investing activities(5)	$(71.8)	$(17.5)	$(307.1)	$(0.5)	$(0.3)	$(1.7)
Financing activities(6)	$59.4	$(0.7)	$292.8	$(10.7)	$(0.7)	$(0.4)
Capital expenditures	$23.2	$17.5	$4.2	$0.5	$0.4	$1.7
Consolidated Balance Sheet Data (at period end):
Cash	$1.3	$0.5	$8.9	Na	$0.2	$0.7
Working Capital(7)	$5.9	$51.4	$79.4	Na	$17.5	$14.6
Property, plant, and equipment	$186.4	$145.8	$141.1	Na	$12.1	$13.8
Total assets	$519.1	$451.1	$444.7	Na	$36.4	$35.0
Long term debt, less current portion	$220.1	$220.2	$236.6	Na	$—	$—
Total debt	$291.1	$230.2	$236.7	Na	$—	$0.1
Stockholder’s equity	$65.0	$66.0	$54.1	Na	$29.1	$27.8
Other Data:
Ratio of earnings to fixed charges(8)	—	—	—	—	57.6	33.0

The following table presents summary consolidated financial data for our segments for the periods presented:

	Year Ended December 31, 2007	Year Ended December 31, 2006	July 15, 2005 to December 31, 2005	January 1, 2005 to July 14, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
		(successor)			(predecessor)
	(dollar amounts in millions)
Segment Data:
Net sales:
Paper packaging segment	$327.0	$336.7	$75.6	$—	$—	$—
Plastic packaging and films segment	349.1	318.7	87.8	37.1	65.1	59.6

Total net sales	$676.1	$655.4	$163.4	$37.1	$65.1	$59.6

Operating income (loss)
Paper packaging segment	$27.8	$26.7	$2.7	$—	$—	$—
Plastic packaging and films segment	15.6	20.1	2.1	0.9	2.5	1.7
Corporate(9)	(20.5)	(22.7)	(3.4)	(6.3)	—	—

Total operating income (loss)	$22.9	$24.1	$1.4	$(5.4)	$2.5	$1.7

(1)	Operating expenses include $1.3 million related to the impairment of the Cello-Foil trademark and trade name, $1.3 million(excluding certain severance charges included in severance costs below) related to costs associated with continued efforts to combine and streamline certain operations of our plastic-based packaging Canadian facilities, $2.0 million in severance costs, and $1.5 million in start-up and transition expenses related to the EEF and EPF Acquisitions for the year ended December 31, 2007. For the year ended December 31, 2006, operating expenses include $2.8 million in charges related to the shutdown of two of our manufacturing facilities, $2.9 million in charges (excluding certain severance charges included in severance costs below) resulting from our continuing efforts to combine and streamline certain operations of our plastic-based packaging Canadian facilities, and $2.0 million in severance costs for the year ended December 31, 2006. Operating expenses include $0.7 million in charges related to the shutdown of one of our manufacturing facilities and $1.4 million in severance costs during the period from July 15, 2005 to December 31, 2005. Operating expenses include $6.3 million in charges due to change in control for the period from January 1, 2005 to July 14, 2005.

(2)	Represents a charge to earnings during the year ended December 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and subordinated term loans. This debt was refinanced in January 2006.

(3)	Includes primarily $1.8 million in proceeds received during the year ended December 31, 2007 from the settlement of a business interruption insurance claim related to the 2005 hurricane season.

(4)	Includes primarily $11.3 million of cash provided by the maturities or sales of trading investment securities during the period from January 1, 2005 to July 14, 2005.

(5)	Includes primarily the acquisition costs of EAC and EPF, totaling $48.9 million for the year ended December 31, 2007. Includes primarily the acquisition costs of Cello-Foil, TPG and Exopack, net of cash acquired, totaling $306.2 million during the period from July 15, 2005 to December 31, 2005. During the year ended December 31, 2006, an additional $0.4 million of acquisition costs was paid, an additional $6.2 million had been estimated to be payable to the former shareholders of Exopack under tax-related provisions contained in the Exopack purchase agreement, and the amount estimated to be payable to the former shareholders of Cello-Foil under tax-related provisions contained in the Cello-Foil purchase agreement was reduced by $0.2 million, resulting in a total cost of the acquired companies of $312.6 million.

(6)	Includes approximately $48.9 million related to borrowings secured under our Senior Credit Facility to fund the 2007 Acquisitions for the year ended December 31, 2007. Includes primarily borrowings of $236.6 million under our former senior credit facility and subordinated term loans and paid in capital of $57.0 million from our parent in connection with the acquisitions during the period from July 15, 2005 to December 31, 2005. Includes payment of $10.7 million of dividends to Cello-Foil’s former stockholders during the period from January 1, 2005 to July 14, 2005.

(7)	Significant decrease in 2007 primarily the result of borrowings under our Senior Credit Facility to fund the 2007 Acquisitions.

(8)	Income (loss) used in computing the ratio of earnings to fixed charges consists of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the years ended December 31, 2007 and 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005, our earnings were insufficient to cover our fixed charges by $4.4 million, $7.2 million, $4.4 million and $5.2 million, respectively.

(9)	Corporate operating losses include amortization and certain unallocated corporate costs. During the period from January 1, 2005 to July 14, 2005, corporate operating losses include charges due to the change in control of Cello-Foil.

(Na)	Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

We generate revenues, earnings and cash flows from the sale of flexible packaging and film products primarily in the United States, Canada, and Europe. Management views net sales and operating income as the primary indicators of our financial performance.

Transactions Relating to Our Formation

Between July and October of 2005, an affiliate of Sun Capital sponsored a series of transactions involving three flexible packaging businesses consisting of Cello-Foil, TPG and Exopack that resulted in the ultimate formation of our company. On July 14, 2005, in accordance with a stock purchase agreement entered into on June 10, 2005, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired all of the outstanding capital stock of Cello-Foil for $35.5 million, net of cash acquired. On September 7, 2005, in accordance with an asset purchase agreement entered into on August 19, 2005, Cello-Foil Holding Corp. acquired certain assets of TPG for $12.6 million, net of cash acquired. Pursuant to the terms of the asset purchase agreement, Cello-Foil Holding Corp. purchased all of the Concord, Ontario and Corona, California assets used in the conduct of TPG’s flexible packaging business. As a result of these two transactions, Cello-Foil Holding Corp. became the parent of both Cello-Foil and TPG. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack for $264.5 million, net of cash acquired, and Exopack became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

2007 Acquisitions

During 2007, we completed two acquisitions. On August 6, 2007, we acquired 100% of the membership interests of Intelicoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco, Ltd. (collectively, the “Electronic and Engineered Films Business,” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). We financed the EEF Acquisition primarily through borrowings under our Senior Credit Facility (further described in Note 4 to our consolidated financial statements included elsewhere in this report). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

We subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in engineered films and microfilms. EAC conducts its operations from our locations in the state of North Carolina and in North Wales, United Kingdom.

On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

We subsequently renamed the acquired Liqui-Box business and our existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets from its two locations.

Explanatory Note

The information set forth below under the heading “Results of Operations” includes our results of operations for the years ended December 31, 2007 and 2006 and the period from July 15, 2005 through December 31, 2005 (collectively, the “Successor” period), reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The information for the period from January 1, 2005 through July 14, 2005, (the “Predecessor” period) consists only of the results of operations of Cello-Foil for such period.

Reportable Segments

Subsequent to the Consolidation and the two acquisitions described above that we completed during 2007, we operate principally in two reportable segments: paper packaging and plastic packaging and films. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, and food and beverage containers. Prior to the Consolidation, we operated in the plastic packaging and films segment exclusively. We evaluate segment performance based on operating income or loss.

Severance Expenses

We account for benefits provided to employees in connection with their termination of employment in accordance with Statement of Financial Accounting Standards (SFAS) No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. Accordingly, the cost of termination benefits is recognized as a liability and an expense when it is probable that employees will be entitled to benefits and the expense can be reasonably estimated.

During the year ended December 31, 2007, we terminated certain employees and eliminated their positions. In connection with these terminations we recorded employee termination costs of approximately $2.0 million, which were included in “Selling, General and Administrative Expenses” in the accompanying consolidated statement of operations. These employee termination costs do not include termination costs associated with exit and disposal activities, which are discussed below. Of the approximately $853,000 in severance accrued at December 31, 2006 and approximately $2.0 million in costs incurred in 2007, we paid approximately $2.1 million through December 31, 2007, so that approximately $800,000 remained accrued for employee termination benefits at December 31, 2007.

Exit and Disposal Activities

We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2007, we ceased using a significant portion of one of our Canadian plastic packaging facilities. We remain obligated to make payments under a facility lease through December 2009 and we recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. This charge is reflected in “Selling, General and Administrative Expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2007 was approximately $587,000.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations. We transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010; however, we plan to sublet the facility to help mitigate the cost of the remaining lease obligation. Exit costs incurred during the year ended December 31, 2006 as a result of this facility closure were approximately $1.7 million. During the year ended December 31, 2007, we re-evaluated our estimate of future sublease income associated with this facility lease. As a result of this re-evaluation, we increased the amount of our future lease obligation by approximately $791,000. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2007 was approximately $684,000.

In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities. We recorded costs of approximately $1.1 million for exit activities related to this sale in the year ended December 31, 2006. No significant costs related to this exit activity were incurred during the year ended December 31, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “Selling, General and Administrative Expenses” in the accompanying consolidated statement of operations for the year ended December 31, 2006. There was no remaining liability for such employee termination costs at December 31, 2007 and 2006.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

We believe the following accounting policies and estimates are critical to understanding our results and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

Reclassifications and Comparability of Successor and Predecessor Periods. Certain reclassifications have been made to the 2005 Predecessor financial information to conform to the 2007, 2006 and 2005 Successor presentation.

Cello-Foil classified certain costs as operating expenses during the Predecessor periods that are classified in cost of sales during the Successor periods. If these costs had been classified using the same policies of the consolidated companies (subsequent to the Consolidation), cost of sales would have been greater, and operating expenses would have been less, by approximately $2.4 million for the period from January 1, 2005 through July 14, 2005.

Revenue Recognition. We recognize sales revenue when all of the following are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally FOB shipping point, unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

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

Inventories. At December 31, 2007 and 2006, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Inventories are stated net of the reserve for excess and obsolete inventories. The estimated reserve for excess and obsolete inventories is calculated based on an analysis of all inventory aged greater than one year and other specifically identified excess or obsolete inventories.

Self-Insurance Reserves. The reserves for self-insurance of medical and workers’ compensation claims are estimated by considering a number of factors, including historical experience and claims development under third-party claims administration.

Pension and Postretirement Benefit Obligations. We account for our defined benefit pension plans in accordance with FAS No. 87, Employers’ Accounting for Pensions, as amended by FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires that amounts recognized in financial statements be determined on an actuarial basis. FAS No. 158 requires us to recognize the overfunded or underfunded status of the pension plans on our consolidated balance sheet included in our consolidated financial statements contained elsewhere in this annual report. The actuarial valuations employ key assumptions, which are particularly important when determining our projected liabilities for pension and other postretirement benefits.

Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2007 included: a discount rate of 6.00% to determine benefit obligations and 5.75% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.00% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5% over an eight-year period. Actuarial assumptions used for the year ended December 31, 2006 included: a discount rate of 5.75% to determine benefit obligations and 5.5% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.5% and a health care cost trend rate beginning at 9% and grading uniformly to 5% over an eight-year period.

We set our discount rate annually in relationship to movements in published benchmark rates. The expected long-term rate of return assumption is based on our targeted asset allocation percentages, historical plan return performance and expected future returns. The ultimate health care cost trend rate of 5% represents our best estimate of the long-term average annual health care cost increase over the duration of the plan’s liabilities.

The allocation, by asset category, of assets of our pension plan at December 31, 2007 was 67% equity securities and 33% fixed income securities. The allocation of assets at December 31, 2006 was 65.5% equity securities and 34.5% fixed income securities.

During the years ended December 31, 2007 and 2006, we had total pension and postretirement income of $264,000 and $169,000, respectively, which is net of interest expense of $2.9 million for both years, at the assumed rates of 5.75% and 5.5%, respectively, and includes $3.2 million and $3.1 million, respectively, of expected returns on plan assets at the assumed rates of 8.0% and 8.5%, respectively. During the years ended December 31, 2007 and 2006, we made contributions of $4.4 million and $10,000, respectively, to our pension plan. Other than company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the years ended December 31, 2007 and 2006. We expect to make contributions of approximately $1.7 million to our pension plan in 2008.

Unrecognized net actuarial gains were approximately $2.5 million at December 31, 2007 and are primarily the result of an increase in the discount rate due to increased market interest rates in 2007. Unrecognized net actuarial gains were approximately $2.0 million at December 31, 2006 and are primarily the result of an increase in the discount rate due to increased market interest rates in 2006. The amortization period for unrecognized losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87.

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

See Note 5 to our consolidated financial statements included elsewhere in this annual report for additional information on our pension and postretirement plans.

Recovery of Long-Lived Assets. We review long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the estimated fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. We evaluate the recovery of our long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See note 2 to our consolidated financial statements included elsewhere in this annual report.

Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS No. 142). We no longer amortize goodwill, but we review our goodwill balance for impairment at least once a year using business valuation methods required by FAS No. 142. These methods include the use of a weighted –average cost of capital to calculate the present value of the expected future cash flows of our reporting units. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of impairment. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.

Intangible Assets. Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging from two to 15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by us in each reporting period.

Income Taxes. Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not intend to repatriate earnings, if any, from foreign jurisdictions.

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Federal income tax return periods beginning as of January 1, 2004 are open for us and our predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for our predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of December 31, 2007. We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position within the next twelve months. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Results of Operations

The following presents an overview of our results of operations for the year ended December 31, 2007 compared to the year ended December 31, 2006, and the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005.

Years Ended December 31, 2007 and 2006, and the Period from July 15, 2005 through December 31, 2005 (Successor Period) and the Period from January 1, 2005 through July 14, 2005 (Predecessor Period)

	Year Ended December 31, 2007		Year Ended December 31, 2006		Period from July 15, 2005 to December 31, 2005		Period from Jan. 1, 2005 to July 14, 2005
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)
Income Statement Data:	(Successor)						(Predecessor)
Net sales	$676.1	100.0%	$655.4	100.0%	$163.4	100.0%	$37.1	100.0%
Cost of sales	603.7	89.3%	583.3	89.0%	149.1	91.2%	32.7	88.1%
Selling, general and administrative expenses	48.2	7.1%	48.0	7.3%	12.9	7.9%	9.8	26.4%
Impairment of intangible asset	1.3	0.2%	—	0.0%	—	0.0%	—	0.0%
Interest expense	28.9	4.3%	27.3	4.2%	5.8	3.5%	(0.2)	-0.5%
Loss on early extinguishment of debt	—	0.0%	4.0	0.6%	—	0.0%	—	0.0%
Other expense (income), net	(1.6)	-0.2%	—	0.0%	(0.1)	-0.1%	—	0.0%

Loss before income taxes	(4.4)	0.7%	(7.2)	1.1%	(4.3)	2.5%	(5.2)	14.0%
Benefit from income taxes	(0.5)	0.1%	(2.3)	0.4%	(1.5)	0.9%	(1.7)	4.6%

Net loss	$(3.9)	0.6%	$(4.9)	0.7%	$(2.8)	1.7%	$(3.5)	9.4%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

Net Sales. Net sales for the year ended December 31, 2007 increased by $20.7 million or approximately 3% compared with the same period in 2006. This increase is net of an increase in sales of $33.8 million as a result of the EEF and EPF Acquisitions (the “2007 Acquisitions”) in 2007. Excluding the 2007 Acquisitions, net sales decreased by $13.1 million over the same period in 2006, primarily due to lower volumes in both the paper packaging and plastic packaging and films segments resulting primarily from soft market conditions, especially in the building products/construction industry. The effect of the reduced volumes in both segments was partially offset by increases in the average selling prices in both segments as compared to the prior year.

Cost of Sales. Cost of sales for the year ended December 31, 2007 increased by $20.4 million over the same period in 2006. This increase includes approximately $30.5 million in cost of sales related to the 2007 Acquisitions. Excluding the impact of the 2007 Acquisitions, cost of sales was down $10.1 million or approximately 2% primarily due to the decreased sales volumes discussed above, partially offset by increased raw materials pricing. Excluding the 2007 Acquisitions, cost of sales as a percentage of net sales remained comparable at approximately 89% for both periods. Reductions in freight costs and cost reductions resulting from the realization of synergies from the Consolidation were offset by a decrease in the spread between selling prices and raw material prices as paper prices increased near the end of the second quarter and resin prices increased several times throughout 2007. We typically experience a lag in time before we can pass these raw material price increases on to our customers.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2007 increased $0.2 million compared to the same period in 2006. Excluding the $3.8 million increase to SG&A due to the 2007 Acquisitions, SG&A expenses decreased by approximately $3.6 million or approximately 7%. The reduction in SG&A expenses was primarily driven by a reduction in restructuring expenses, which were higher in 2006 due to the shutdown of one paper facility and one plastic packaging facility, and a reduction in charges resulting from continuing efforts to combine and streamline certain operations at two of our plastic-based packaging facilities in Canada during 2007 compared to 2006, and to a lesser extent reduced bonus expense, favorable workers compensation claims experience and reduced selling costs resulting from the continued realization of synergies from the Consolidation. The reduction in SG&A expenses was partially offset by increased costs associated with Sarbanes Oxley compliance during 2007.

Impairment of Intangible Asset. During the year ended December 31, 2007, we recorded a charge of $1.3 million to reflect the impairment of the Cello-Foil trademark and trade name due to the decision to phase out usage of the Cello Foil name in our Company’s operations.

Interest Expense, net. Interest expense for the year ended December 31, 2007 increased $1.6 million compared to the same period in 2006. This increase was primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the 2007 Acquisitions, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

Other Expense (Income). In October 2007 we received $1.8 million in net insurance proceeds from an insurance claim for business interruption related to the 2005 hurricane season. Certain of our significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at our manufacturing facilities. This item largely comprises the change in other income year over year.

Income Tax Expense. Income tax benefit for the year ended December 31, 2007 resulted from a loss before income taxes of $4.4 million. Income tax benefit for the prior year period resulted from a loss before income taxes of $7.2 million. The effective tax rate for the year ended December 31, 2007 was lower (giving the Company less tax benefit for its pre-tax loss) than the same period for 2006 due to certain foreign losses. We do not believe we will realize a tax benefit for these losses, and we have established a valuation allowance. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on an annual basis.

Reportable Segments. The paper packaging segment had net sales of $327.0 million and $336.7 million, and operating income of $27.8 million and $26.7 million for the years ended December 31, 2007 and 2006, respectively. Operating income improved on lower sales due primarily to reduced freight cost, a focus on improving operating efficiencies in our facilities and continued realization of synergies from the Consolidation. In addition, a charge of approximately $1.3 million related to manufacturing inefficiencies was incurred by the paper packaging segment during the year ended December 31, 2006 as a result of the transfer of business from the paper manufacturing facility sold in December 2005 to other paper manufacturing facilities. These inefficiencies did not recur during the year ended December 31, 2007.

Our plastic packaging and films segment had net sales of $349.1 million and $318.7 million, and operating income of $15.6 million and $20.1 million, for the years ended December 31, 2007 and 2006, respectively. Excluding the 2007 Acquisitions, which increased net sales by $33.8 million and reduced operating income by approximately $0.4 million, and the effect of the $1.3 million charge resulting from the impairment of the Cello-Foil trademark and trade name during the year ended December 31, 2007, operating income decreased primarily due to a series of price increases in resin during 2007 that eroded the spread between selling price and raw material prices.

Corporate operating loss, which includes certain unallocated corporate costs, decreased to $20.5 million from $22.7 million for the years ended December 31, 2007 and 2006, respectively, due primarily to fewer restructuring charges, favorable workers compensation claims experience and favorable bonus expense. See Note 11 to our consolidated financial statements included elsewhere in this annual report for further discussion of segment data.

Year Ended December 31, 2006

Net Sales. Net sales for the year ended December 31, 2006 increased significantly over the same period of 2005 due primarily to additional volume associated with the acquisition of TPG in September 2005 and the acquisition of Exopack in October 2005. Exopack, Cello-Foil, and TPG contributed net sales of $552.3 million, $83.7 million and $19.4 million, respectively, during the year ended December 31, 2006. Our customer base increased from approximately 50 customers under Cello-Foil to approximately 1,500 customers under the newly-consolidated company.

Cost of Sales. Cost of sales for the year ended December 31, 2006 increased significantly over the same period in 2005 due primarily to additional volume associated with the acquisitions of TPG and Exopack. Exopack, Cello-Foil, and TPG had cost of sales of $486.1 million, $74.7 million and $22.5 million, respectively, during the year ended December 31, 2006. Cost of sales for the year ended December 31, 2006 were impacted by certain reclassifications of costs, and manufacturing inefficiencies related to the transfer of business from closed facilities and the consolidation of our Canadian facilities. Certain expenses of Cello-Foil of approximately $2.4 million, which were previously considered operating expenses during the predecessor period, were classified as cost of sales during the year ended December 31, 2006 to conform to our financial statement presentation after the Consolidation. The fiscal year ended December 31, 2006 also included approximately $2.0 million in charges related to manufacturing inefficiencies incurred as a result of the transfer of business from closed facilities and the consolidation of our Canadian facilities.

In 2006 we began to realize some reductions in certain raw material costs as a percentage of net sales as a result of synergies resulting from the Consolidation, the effect of which offset the effect of increased costs noted above. Also, cost of sales as a percentage of net sales decreased during 2006, compared to the period from July 15, 2005 to December 31, 2005, partially as a result of the negative impact on cost of sales during the 2005 period resulting from a $4.7 million step-up of inventory to fair value at the respective acquisition dates as required under SFAS No. 141, Business Combinations.

Selling, General and Administrative Expenses. SG&A expenses during the year ended December 31, 2006 increased significantly over the same period of 2005 due primarily to the addition of Exopack’s corporate and selling cost structure. The period also included approximately $2.8 million in charges related to the shutdown of two of our manufacturing facilities (see “Exit and Disposal Activities” for further discussion) and $3.4 million in charges resulting from our continuing efforts to combine and streamline certain operations of our two plastic-based packaging Canadian facilities (primarily costs associated with moving and re-installing equipment). These increases were partially offset by approximately $2.4 million of expense at Cello-Foil, previously considered operating expenses during the predecessor period, which were classified as cost of sales during the successor period to conform to our financial statement presentation after the Consolidation.

Interest Expense, net. Interest expense during the year ended December 31, 2006 resulted primarily from the new debt structure put in place in connection with the Consolidation in October 2005 and the refinancing of that debt with the proceeds from the issuance of $220.0 million principal amount of 11.25% senior notes on January 31, 2006 and borrowings during the period under our Senior Credit Facility entered into on January 31, 2006. See “Liquidity and Capital Resources—Capital Resources” for further explanation of our debt structure.

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

Reportable Segments. Our paper packaging segment had net sales of $336.7 million and operating income of $26.7 million for the year ended December 31, 2006. The plastic packaging and films segment had net sales of $318.7 million and operating income of $20.1 million for the year ended December 31, 2006. See Note 11 to our consolidated financial statements included elsewhere in this annual report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2007 (Successor Period)

Cash flows provided by operating activities for the year ended December 31, 2007 were $12.8 million, primarily due to cash provided from earnings of $16.6 million (net loss of $3.9 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $18.3 million, impairment of and losses on disposition of property, plant and equipment of $1.9 million, impairment of an intangible asset of $1.3 million and a deferred income tax benefit of $1.0 million). Cash provided from earnings was partially offset by the unfavorable working capital impact from the payment of a $3.0 million holdback to the former owners of Cello-Foil as required under the purchase agreement.

Cash flows used in investing activities for the year ended December 31, 2007 were $71.8 million, primarily comprised of the acquisition costs of the 2007 Acquisitions and capital expenditures for machinery and equipment.

Cash flows used in financing activities for the year ended December 31, 2007 were $59.4 million, primarily comprised of net borrowings on our Senior Credit Facility to fund the 2007 Acquisitions.

Cash Flows for the Year Ended December 31, 2006 (Successor Period)

Cash flows provided by operating activities for the year ended December 31, 2006 were $9.7 million, primarily due to cash provided from earnings of $13.8 million (net loss of $4.9 million adjusted to exclude the effect of non-cash charges and benefits for depreciation and amortization expense of $15.7 million, a loss on early extinguishment of debt of $4.0 million, impairment of and losses on disposition of property, plant and equipment of $1.4 million, and a deferred income tax benefit of $2.4 million). Cash provided from earnings was partially offset by a build in inventory levels due primarily to increased quantities in response to increased customer demands during the period of $6.7 million.

Cash flows used in investing activities for the year ended December 31, 2006 were $17.5 million, primarily comprised of capital expenditures for machinery and equipment.

Cash flows used in financing activities for the year ended December 31, 2006 were $0.7 million. We repaid all debt outstanding under a former senior credit facility and subordinated term loans outstanding at December 31, 2005 with the proceeds from the issuance of $220.0 million in notes on January 31, 2006, a $15.0 million capital contribution from our parent and with borrowings under our new Senior Credit Facility entered into on January 31, 2006. We also paid approximately $9.3 million in deferred financing costs related to the Notes and Senior Credit Facility during the period.

Capital Resources

11.25% Senior Notes due 2014

On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. Pursuant to an exchange offer, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act of 1933 (the “Notes”). The Notes mature on February 1, 2014 and bear interest at 11.25% per annum payable in semi-annual installments on February 1 and August 1 of each year, with the first payment made on July 31, 2006.

The Notes are fully and unconditionally guaranteed on a senior unsecured basis by all of our existing and future domestic restricted subsidiaries. The Notes and the guarantees rank senior to all of our and our guarantors’ future subordinated indebtedness. The Notes and the guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our Senior Credit Facility (see description below), to the extent of the value of the assets securing that indebtedness.

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

Senior Secured Asset-Based Revolving Credit Facility

On January 31, 2006, we entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, in order to help fund the EEF Acquisition, we amended this facility, which primarily provided for an increase in the maximum credit facility to $75.0 million and we included a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, in order to help fund the EPF Acquisition, we again amended this facility, which primarily provided for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides our domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability at December 31, 2007. Our Senior Credit Facility contains certain customary affirmative and negative covenants that restrict our ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. Approximately $70.8 million and $10.0 million of our Senior Credit Facility was outstanding as of December 31, 2007 and 2006, respectively, and approximately $32.7 million and $30.9 million, was available for borrowings under the facility at December 31, 2007 and 2006, respectively. The increase in the amount outstanding in 2007 is primarily attributable to borrowings to fund the 2007 Acquisitions.

Liquidity and Capital Outlook

Based on the terms of the Notes as described above, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2008, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2008 will be approximately $20 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $70.8 million of borrowings were outstanding and $32.7 million was available for borrowings under our Senior Credit Facility as of December 31, 2007. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our new Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

As noted above, both the indenture governing the Notes and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures after four years, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

Although we currently have no plans to do so, one of our potential growth strategies is growth through acquisitions. We believe that cash on hand, cash generated from operations, and the available borrowing capacity under our Senior Credit Facility will enable us to support this strategy. Although we currently have no intent to seek additional funds, we may require additional financing in order to pursue our growth strategy. Although we believe that we have excess borrowing capacity beyond our current credit lines, there can be no assurance that such financing would be available or, if so, at terms that are acceptable to us.

Although the ultimate determination of whether to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility, and the discretion of our Board of Directors, we currently have no plans to pay dividends.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollar amounts in millions )
Long-term Debt obligations:
Senior Notes due 2014	$220.0	—	—	—	$220.0
Senior Credit Facility	$70.8	$70.8	—	—	—
Term Loans	$0.3	$0.1	$0.2	—	—

Total debt obligations	$291.1	$70.9	$0.2	—	$220.0
Pension funding obligations(1)	$8.6	$1.7	$3.6	$3.3	—
Operating lease obligations(2)	$42.4	$6.4	$10.7	$7.9	$17.4
Interest payments(3)	$160.9	$24.8	$49.5	$49.5	$37.1

Total contractual obligations	$503.0	$103.8	$64.0	$60.7	$274.5

(1)	Represents currently estimated amounts.

(2)	Operating lease obligations increased in 2007 as a result of the EEF Acquisition as we lease both of the manufacturing facilities we acquired.

(3)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

Following is a summary of the more significant recently issued financial accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provided guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable user of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

The FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective for the Company on January 1, 2008. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We do not expect the adoption of FAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on their balance sheets. The adoption of this statement during our fiscal year ended December 31, 2007, did not have a significant impact on our financial statements. See Note 5 to our consolidated financial statements included elsewhere in this report for additional disclosures for our defined benefit pension and other postretirement plans.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008 and its adoption then is not expected to have a material effect on its consolidated financial position and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of December 31, 2007, $70.8 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 6.3% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $708,000.

Commodity Prices. We purchase commodities, such as paper, resin, films, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of our products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We monitor the correlation between commodity prices and our selling prices and will continue to consider hedging alternatives in the future to reduce the effect of price fluctuations.

Currency and Exchange Rates. Substantially all of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. Since substantially all of our major inflows and outflows are denominated in U.S. dollars, we believe we are not exposed to significant foreign currency exchange risk. However, our exposure to foreign currency risk may increase during the fiscal year ended December 31, 2008 as we conduct our new operations in the United Kingdom and Canada.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements required by this item are included on the pages immediately following the Index to Consolidated Financial Statements appearing on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only with proper authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the criteria and framework for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The names of the persons who now serve as our directors and executive officers, as well as other key employees, are set forth below:

Name	Age	Position
Executive Officers
Jack E. Knott	53	Chairman, President, Chief Executive Officer and Secretary
Tom Vale	46	Chief Operating Officer
Jonathan D. Heard	38	Chief Financial Officer, Treasurer, Assistant Secretary and Senior Vice President

Other Key Employees
Robert H. Arvanites	42	Senior Vice President and General Manager
Gerard J. Ferguson	43	Senior Vice President of Corporate Administration

Directors
Michael E. Alger	51	Director
David F. Finnigan	52	Director
Kevin J. Calhoun	47	Director

The following information summarizes the business experience of each of our executive officers, key employees and directors:

Jack E. Knott was named our Chairman, President and Chief Executive Officer in October 2005. From August 2003 until joining us, Mr. Knott served as a Manager of Ronin Partners, LLC. From 1997 to August 2003, Mr. Knott served in various executive positions at Huntsman Packaging Corp. and as the Chief Executive Officer of Pliant Corporation, its successor. Mr. Knott has over 30 years of experience in the packaging industry, including serving in numerous senior management positions, including Chairman of the Flexible Packaging Association, President of Rexene Products and President of CT Films, among other positions.

Tom Vale was named our Chief Operating Officer on February 15, 2008. Prior to joining us, Mr. Vale served as a manager for TMV Consulting, LLC (“TMV”), a private consulting services firm, from June 2007 to February 2008. Prior to that, Mr. Vale was employed by DeLuxe Media Services, a manufacturer and distributor of entertainment products for film, music and game companies and a wholly-owned subsidiary of The Rank Group, from March 2000 to May 2007. He served as president and Chief Executive Officer of DeLuxe Media Services from August 2004 to May 2007.

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

Robert H. Arvanites has been with Exopack since its inception in August 2001 and currently serves as Senior Vice President and General Manager. Prior to joining Exopack, Mr. Arvanites held various sales positions with Union Camp Corporation, including Consumer Group Sales Manager from 1997 to July 2001 and Sales Manager for its St. Louis, Missouri facility from 1995 to 1997.

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

Michael E. Alger was elected to our Board of Directors in October 2007. Mr. Alger has been employed by Sun Capital Partners, Inc. since October 2007, and currently serves as a Vice President. Mr. Alger has over 28 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the CFO for Indalex Aluminum Solutions, a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as CFO for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers. Mr. Alger also serves as a director for Indalex Holdings Finance, Inc., which is a publicly-held company.

David F. Finnigan was elected to our Board of Directors in October 2007. Mr. Finnigan has been employed with Sun Capital Partners. Inc. since October 2007, and currently serves as its Managing Director, Operations. Mr. Finnigan has over 25 years of experience in consumer products with the last 18 years in senior management roles. Prior to his appointment with Sun Capital, Mr. Finnigan served from 2003 to 2007 as President and CEO of Elan Nutrition, an affiliate portfolio company of Sun Capital Partners and a leading U.S manufacturer of nutrition bars. He also served for six years in a variety of general management positions with Dal-Tile Corporation, a $1.2 billion dollar ceramic tile manufacturer. During his tenure with Dal-Tile, he guided the development of its company –owned stores, independent distributors, and home center business. Prior to Dal-Tile, he spent 17 years with Armstrong World Industries in general management positions. Mr. Finnigan is also currently a director for Indalex Holdings Finance, Inc, which is a publicly-held company.

Kevin J. Calhoun was elected to our Board of Directors in October 2006. Mr. Calhoun has been employed by Sun Capital Partners, Inc. since 2000, and currently serves as its Senior Vice President and Chief Financial Officer. Mr. Calhoun previously served as Chief Financial Officer of Sun Capital’s first affiliated portfolio company. Mr. Calhoun has 24 years of operating, accounting and tax, management information systems, and risk management experience. Prior to joining Sun Capital, he served as Chief Financial Officer of a publicly-held technology company and Controller for a privately-owned distribution business. He was also with Ernst & Young for ten years, most recently as a Senior Manager in its audit department. Currently, he also serves as a director of LOUD Technologies, Inc., which is a publicly-held company.

There are no family relationships among any of our directors, executive officers, or key employees.

Audit Committee

The audit committee of our Board of Directors is currently composed of two members, Michael Alger and Kevin Calhoun. We are not required by the rules of any stock exchange or securities association to have an audit committee comprised of independent directors nor are we required to designate an audit committee financial expert. Nevertheless, our Board of Directors may designate a member of its audit committee to be an audit committee financial expert in the future should it be deemed to be appropriate. Neither Mr. Alger nor Mr. Calhoun satisfy the independence requirements for audit committee members under Rule 10A-3 of the Exchange Act.

Our Board of Directors currently does not have any other committees.

Compensation Committee Interlocks and Insider Participations

We do not currently have a compensation committee. Jack Knott, our Chief Executive Officer and President and current Chairman of our Board of Directors, participated in deliberations with our Board of Directors concerning executive officer compensation.

Code of Ethics

Our Board of Directors plans to adopt a code of ethics applicable to our principal executive, financial, and accounting officers or persons performing similar functions, but has not yet done so. The primary reason we have not adopted such a code of ethics is because our equity securities are not registered under the Exchange Act or subject to the listing rules of any stock exchange or automated quotation system and we are therefore not required to have a code of ethics at this time.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives and Compensation Process

Leadership and motivation of our executive officers are critical to our long-term success. Our executive officer compensation program is intended to enable us to attract, retain, develop and reward executive officers who are primarily responsible for our long-term success. Our executive officer compensation program enhances our ability to attract the talent to compete in our industry and deliver the superior products and service our customers demand. Our compensation program also seeks to align these officers’ compensation with our operating performance profitability.

The elements of our executive compensation program allow our executive officers to focus primarily on attaining business objectives. Incentives and variable compensation provides motivation to meet and exceed individual and group expectations and increase the value of the business. Our compensation program is guided by the following fundamental principles:

•	provide a base level of compensation and benefits at a level sufficient to attract and retain high quality executives;

•

provide incentives to achieve short-term and long-term profitability and growth, and reward strong performance of the business operations for which a given executive officer is responsible and strong individual performance of such officer; and

•	allow us to compete with other organizations nationwide for executive talent.

All executive officer compensation decisions at Exopack are made by our Board of Directors. We do not currently have a compensation committee because we believe it is beneficial to have our entire Board of Directors participate in discussions and decision-making concerning executive compensation. In addition, we are not subject to stock exchange rules that would require us to have a compensation committee comprised of independent directors. Therefore, each member of our Board of Directors participates in discussions and decisions relating to executive compensation. Each year the Board of Directors reviews and evaluates the compensation paid to our executive officers and determines the base salary and target bonus for each executive officer. The Board of Directors also meets twice a year to determine the number of stock options granted to executive officers and other key employees.

In determining the total compensation for our Chief Executive Officer, our Board of Directors considers industry, internal and local market compensation data and its own assessment of the Chief Executive Officer’s performance, the Chief Executive Officer’s own expectations and other factors it deems relevant, including the compensation packages for the principal executive officers of other companies in our industry. In determining the Chief Executive Officer’s compensation, we evaluated executive compensation for the following companies: Sealed Air Corporation, Bemis Company, Inc., Sonoco Products Company, Pactiv Corporation, Wausau Paper Corp., Pliant Corporation and AEP Industries, Inc.

Certain of our executive officers are involved in executive compensation decisions. Each year, our Senior Vice President of Corporate Administration compiles data from public documents filed with the Securities and Exchange Commission disclosing the executive compensation practices of other companies in our industry, and from other public sources. The companies with respect to which we compile executive compensation data include Sealed Air Corporation, Bemis Company, Inc., Sonoco Products Company, Pactiv Corporation, Wausau Paper Corp., Pliant Corporation and AEP Industries, Inc. These materials are compiled and presented to our Chief Executive Officer along with adjustments recommended by our Senior Vice President of Corporate Administration. The Chief Executive Officer reviews such materials and recommended adjustments and seeks review and ultimate approval from our Board of Directors.

We do not have employment agreements with any of our Named Executive Officers, although, each of our Named Executive Officers have Separation Benefit Agreements that provide for severance payments in the event of an involuntary termination for reasons other than for “cause” or in connection with a change in control involving CPG Finance. These severance payments generally consist of one year of base compensation paid on a monthly basis and a pro-rata payment of amounts earned under our Management Incentive Program. See “—Separation Benefit Agreements and Other Covenants” below. We also have an arrangement with our Chief Executive Officer that may entitle him to a bonus in the event of a change in control involving CPG Finance. See “—Change in Control Bonus Opportunity for CEO” below.

Elements of Compensation

The elements of our compensation program for executive officers consist of:

•	Base Salary Component

•	Short-Term Incentive Compensation

•	Annual bonuses under our Management Incentive Program

•	Long-Term Component

•	Stock options generally granted twice every year, with options vesting 20% per year over five years

•	Benefits and Perquisites Component

•

Exopack LLC Saving Plan, which is a 401(k) defined contribution retirement plan that matches 100% on the first three percent of employees’ contributions and 50% on the next fourth and fifth percent of employees’ contributions. No executive participates in an active defined benefit pension plan, however certain executives continue to participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation (see Pension Benefits Table below).

•	Perquisite Benefits

•	Separation Benefit Agreements

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

Base Salary. The Board of Directors generally reviews and approves base salaries for executive officers annually in the December/January time period, and in connection with promotions or changes in responsibilities. When determining salaries, the Board of Directors takes into account industry, internal and local market compensation data, as well as each individual’s job responsibility, experience level, individual performance, the amount and nature of the other compensation paid to the executive officer and the executive officer’s own expectations. Each executive officer’s salary is reviewed annually and adjustments may be made when appropriate to reflect competitive market factors and the individual factors described above.

Short-Term Incentive Compensation.

Management Incentive Program. We have established a Management Incentive Program for executive officers that provides for the payment of bonuses to motivate and reward achievement of corporate objectives. The plan satisfies the requirements of Section 162(m) of the Internal Revenue Code for shareholder-approved, performance-based compensation. Our Board of Directors generally reviews and approves the structure of the Management Incentive Program at the beginning of the year. In setting the structure and the amount of the overall bonus target, the Board considers our strategic goals and plan, our operational and financial budget, and other factors, all of which are designed to improve company profitability. Our Chief Executive Officer is eligible to receive the maximum bonus payable under the plan for a calendar year, which is 100% of base salary, if we attain 115% of an established financial target based upon our adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). Our Adjusted EBITDA must be at least 85% of the target in order for our Chief Executive Officer to be eligible for any award under the Management Incentive Plan.

The amount of the target bonus for each of the other Named Executive Officers is based on substantially the same factors as those factors used to determine salaries. The amount of the actual bonus paid under the plan to each other Named Executive Officer is based on job responsibility, focus areas and primary accountabilities. The maximum payout to each of these Named Executive Officers is twice the officer’s bonus target when 115% or more of either the Company’s and/or the applicable segment’s Adjusted EBITDA is attained. The Company’s and/or the applicable segment’s Adjusted EBITDA must be at least 85% of the target in order for any other Named Executive Officer to be eligible for any award under the Management Incentive Plan.

Board Discretion. Our Board of Directors has the authority to change the design of the Management Incentive Program at any time.

Equity-Based Incentives.

General Approach to Equity Incentives and Stock Option Grants. Equity-based incentives represent a direct link between executive officer compensation and company profitability. Equity incentives only become more valuable if the value of our common stock increases. In light of this, we believe that offering equity incentives to our executive officers provides an appropriate additional incentive to the executive officers to work toward this goal.

Our Equity-Based Incentive Plan. CPG Finance, Inc. (“CPG Finance”), an affiliate of Sun Capital and the sole equity owner of Exopack Key Holdings, LLC, our sole stockholder, has a 2005 Stock Option Plan, which we sometimes refer as our equity-based incentive plan. Our Equity-Based Incentive Plan is administered by the Board of Directors of CPG Finance (the “CPG Board”). Our equity-based incentive plan is designed to provide an incentive to key employees and consultants and board members and to offer an additional inducement in obtaining the services of such persons. The plan provides for the grant of options to purchase shares of the non-voting common stock of CPG Finance. Subject to adjustments in certain events, the total number of shares of non-voting common stock for which options may be granted under the plan will not exceed 100,000 shares. The exercise price of the shares subject to each option is determined at the time the grant is made and set forth in the applicable agreement, but in the event the exercise price for any option is less than the fair market value of non-voting stock on the date of grant, the option must contain terms that permit the option to comply with, or to be exempt from, the requirements applicable to deterred compensation under Section 409A of the Internal Revenue Code. The term of each option granted under the plan may not exceed 10 years from the date of grant.

In order to determine the amount and nature of the equity incentives to be granted to an executive officer, the CPG Board considers, in addition to the factors described above, awards previously granted to each individual, each individual’s accumulated vested and unvested awards, the current value and potential value over time using stock appreciation assumptions for vested and unvested awards, the vesting schedule of the individual’s outstanding awards, comparison of individual awards between executive officers and in relation to other compensation elements and total accounting expense. The CPG Board generally sets the exercise price for options granted under our equity-based incentive plan to reflect the fair market value of our common stock based on the most recent common stock valuation.

Vesting. All of our equity incentives are subject to vesting. Stock options granted to executive officers generally vest over a period of five years, with 20% vesting one year following the established vesting date and 20% vesting per year for the remaining four years on that established vesting date.

The delayed vesting of our stock options provides a significant incentive for executive officers to remain with our Company through the vesting period, particularly if our stock value has increased since the incentive was granted and/or is anticipated to increase in the future.

Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and non-executive employees on a semi-annual basis, usually in the first and third quarters of each year. In 2007, equity incentives were granted in January and September. In 2006, equity incentives were granted in the second and third quarters. Under our current policies, annual equity incentives are granted at the CPG Board’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the CPG Board at the meetings, and the exercise price per share for each stock option granted is the per share fair market value based on the most recent valuation of the underlying common stock. The CPG Board also periodically grants equity incentives on dates other than the date of the semi-annual grants to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes. The exercise price for each stock option granted in 2007 to Named Executive Officers was $140.

The CPG Board has no program or practice to time equity incentive grants in connection with the release of material non-public information.

Stock Options Granted. In December 2005, CPG Finance granted options to purchase shares of its non-voting common stock to our Named Executive Officers at an exercise price per share of $72.00. Pursuant to the grant, 20.0% of the total shares subject to the grant to our Chief Executive Officer will vest as of July 14, 2006 and each successive year for the next four years and 20% of the total shares subject to the grant for the other Named Executive Officers will vest as of October 13, 2006 and each successive year for the next four years. However, in the event of a change of control (as defined in the grant agreement), all of the shares subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) July 14, 2015 (for the Chief Executive Officer) and October 13, 2015 (for the other Named Executive Officers), (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the Named Executive Officer’s employment terminates for certain specified reasons.

In January 2007, CPG Finance granted options to purchase shares of its non-voting common stock to our Named Executive Officers at an exercise price of $140.00. Pursuant to the grant, 20% of the total shares subject to the grant will vest as of January 19, 2008 and each successive year for the next four years. However, in the event of a change of control (as defined in the grant agreement), all of the shares subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) January 19 , 2017, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the Named Executive Officer’s employment terminates for certain specified reasons. There were no options granted to the Named Executive Officers during 2006.

On December 13, 2007 Fred Crowe resigned as our Senior Vice President and General Manager. In accordance with the terms of his stock option agreement, Mr. Crowe’s vested options (representing 1,600 options, or 20.0% of the total options granted to him on December 12, 2005) became exercisable as of the effective date of his resignation. In exchange for Mr. Crowe agreeing not to exercise his options, the Company agreed to pay Mr. Crowe approximately $152,000 in 2009. This amount represented the difference between the option exercise price and the estimated fair value of the options at December 31, 2007. Accordingly, Mr. Crowe’s Stock options were cancelled.

Benefits and Perquisites. We provide our executive officers with certain additional benefits and perquisites. Certain Named Executive Officers receive an automobile allowance and one member of executive management, the Senior Vice President and General Manager of our paper packaging segment, received reimbursement for country club dues in the amount of $4,735 and $4,980 for 2007 and 2006, respectively. The primary reason for the club membership is for the development and fostering of customer relationships. In addition, during 2007 and 2006, executive officers were offered other benefits that were substantially the same as those offered to all employees. These benefits included a 401(k) defined contribution retirement plan and medical, dental, disability and life insurance.

Substantially all of our employees with more than 31 days’ service are eligible to participate in the Exopack LLC Savings Plan, which is a 401(k) defined contribution retirement plan. We have historically made discretionary matching contributions. Our Board of Directors determines all contributions to the 401(k) plan.

Tax and Accounting Considerations

Deductibility of Executive Compensation. Our Board of Directors reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code when determining the compensation of executive officers. Section 162(m) limits the amount that we may deduct for compensation paid to certain employees, generally consisting of our Named Executive Officers, to $1,000,000 per person, unless certain exemption requirements are met. We believe that compensation paid under our executive officer incentive plans are generally fully deductible for federal income tax purposes. In various situations, however, the Board of Directors may approve compensation that will not meet these requirements as a means to ensure competitive levels of total compensation for its executive officers. In any event, the Board of Directors intends to maintain an approach to executive officer compensation that strongly links pay to performance.

Summary Compensation Table

The following table sets forth the compensation earned by our Chief Executive Officer, our Chief Financial Officer, and the next three highest-paid persons who served as an executive officer in 2007 and 2006 for services rendered in all capacities to us and our subsidiaries for 2007 and 2006. The individuals named in this table are referred to in this Item 11 as the “Named Executive Officers.” Effective December 13, 2007, the Board accepted the resignation of Fred Crowe as Senior Vice President and General Manager. Effective February 15, 2008, Tom Vale was appointed Chief Operating Officer of the Company.

Name And Principal Position	Year	Salary ($)	Option Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	Change in Pension Value (3) ($)	All Other Compensation (4) ($)	Total ($)
Jack Knott	2007	$450,000	$—	$113,625	N/A	$11,346	$574,971
Chairman, President and Chief Executive Officer	2006	$420,000	$—	$189,210	N/A	$10,980	$620,190

Jonathan Heard	2007	$200,000	$41,269	$35,350	$160	$18,213	$294,992
Chief Financial Officer	2006	$133,025	$—	$27,246	$(265)	$14,871	$174,877

Fred Crowe(5)	2007	$260,000	$—	$11,489	N/A	$119,985	$391,474
Former Senior Vice President and General Manager	2006	$245,100	$—	$60,607	N/A	$107,523	$413,230

Robert H. Arvanites	2007	$246,300	$8,598	$71,878	$2,500	$58,887	$388,163
Senior Vice President and General Manager	2006	$209,850	$—	$105,383	$(1,615)	$56,938	$370,556

Gerard J. Ferguson	2007	$186,250	$8,598	$33,583	$2,474	$59,200	$290,105
Senior Vice President of Corporate Administration	2006	$168,325	$—	$47,303	$(1,245)	$55,531	$269,914

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to our Named Executive Officers, in accordance with SFAS 123R.

(2)	Named Executive Officers are eligible for bonuses based on earnings performance of the business pursuant to the Management Incentive Program. No discretionary bonuses were paid in 2007 or 2006.

(3)	These amounts represent the change in value of accumulated benefits under the Retirement Plan of Exopack, LLC (the “Retirement Plan”). We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004 prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Increases in value in 2007 are primarily due to the accretion of interest on the accumulated benefit. Decreases in value in 2006 resulted primarily from an increase in the discount rate used to measure pension obligations during 2006.

(4)	The amounts in the “All Other Compensation” column consist of:

	Year	401(k) Match $	Life Insurance $	Auto Allowance $	Payments in connection with Consolidation (A) $
Jack Knott	2007	9,000	2,346	—	—
Jonathan Heard	2007	7,873	378	—	9,963
Fred Crowe	2007	9,000	2,425	8,935	99,625
Robert H. Arvanites	2007	9,000	531	9,507	39,850
Gerard J. Ferguson	2007	9,000	387	—	49,813

(A)	Represents payments resulting from the Consolidation and relating to stock options held by the respective Named Executive Officers at the time of the Consolidation.

(5)	Fred Crowe resigned as a Senior Vice President and General Manager effective December 31, 2007.

N/A	Mr. Knott and Mr. Crowe became employees subsequent to the date at which entry into the Retirement Plan was frozen.

Mr. Vale will receive an annual base salary of $435,000, paid on a monthly basis, and he is eligible for a bonus based on the earnings performance of the Company pursuant to the Management Incentive Program. He will also receive options to purchase 5,000 shares of the Company’s non-voting common stock that vest 20% per year commencing February 17, 2009. In addition, Mr. Vale will receive an annual automobile allowance. The Company has not yet finalized the separation benefit agreement and stock option agreement for Mr. Vale. The Company will file such agreements on a form 8-K when the agreements are finalized and executed.

Grants of Plan-Based Awards in 2007

The following table provides information on non-equity incentive plan awards and awards of stock options granted in 2007 to each of our Named Executive Officers.

GRANTS OF PLAN-BASED AWARDS IN 2007

	Grant Date(1)	Estimated payouts under non- equity incentive plan awards(2)			Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option Awards
Name		Threshold	Target	Maximum
		$	$	$	(#)	($/Sh)	($/Sh)
Jack Knott	N/A	$113,625	$225,000	$450,000	N/A	N/A	N/A
Jonathan Heard	01/19/07	$35,350	$70,000	$140,000	2,400	$140	$91
Fred Crowe(3)	01/19/07	N/A	N/A	N/A	500	$140	$91
Robert H. Arvanites	01/19/07	$45,051	$89,210	$178,420	500	$140	$91
Gerard J. Ferguson	01/19/07	$33,583	$65,188	$130,375	500	$140	$91

(1)	Grant date applies to option awards.

(2)	Amounts were calculated under the terms of our Management Incentive Plan. For additional information on our Management Incentive Plan, see the discussion under “—Elements of Compensation—Short-Term Incentive Compensation” above.

(3)	Mr. Crowe’s options were forfeited when he resigned effective December 31, 2007.

Option Exercises in 2007

There were no stock options exercised by our Named Executive Officers during the year ended December 31, 2007.

Outstanding Equity Awards at December 31, 2007

The following table sets forth information concerning outstanding options held by the Named Executive Officers at December 31, 2007. There are no restricted stock awards in place or outstanding at December 31, 2007.

Option Awards
Name	Number of Securities Underlying Unexercised Options (# )	Number of Securities Underlying Unexercised Options (# )	Option Exercise Price ($)	Option Expiration Date
	Exercisable	Unexercisable
Jack Knott	—	30,000	$ 72	7/14/2015
Chairman, President and
Chief Executive Officer

Jonathan Heard	—	1,100	$ 72	10/13/2015
Chief Financial Officer		2,400	$ 140	01/19/2017

Fred Crowe(1)	—	—	—	—
Senior Vice President and
General Manager

Robert H. Arvanites	—	4,000	$ 72	10/13/2015
Senior Vice President and		500	$ 140	01/19/2017
General Manager

Gerard J. Ferguson	—	3,000	$ 72	10/13/2015
Senior Vice President of		500	$ 140	01/19/2017
Corporate Administration

(1)	Mr. Crowe’s options were cancelled when he agreed to forfeit his right to exercise his options in return for payment of approximately $152,000 in 2009.

Pension Benefits

The following table sets forth information concerning pension benefits paid to and accumulated by the Named Executive Officers at December 31, 2007.

Name (a)	Plan Name(1) (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Jack Knott Chairman, President and Chief Executive Officer	N/A	N/A	N/A	N/A

Jonathan Heard Chief Financial Officer	Retirement Plan of Exopack, LLC	2.6	$10,164	$0

Fred Crowe Former Senior Vice President and General Manager	N/A	N/A	N/A	N/A

Robert H. Arvanites Senior Vice President and General Manager	Retirement Plan of Exopack, LLC	15.2	$98,407	$0

Gerard J. Ferguson Senior Vice President of Corporate Administration	Retirement Plan of Exopack, LLC	14.8	$88,875	$0

(1)	The Retirement Plan was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Benefits under the retirement plan were determined by the highest five years of base salary and incentive compensation in the 10 years prior to June 30, 2004 and years of service as of June 30, 2004. No Named Executive Officer is currently eligible for early retirement under the Retirement Plan. There have been no changes to the Retirement Plan during the year ended December 31, 2007.

N/A	Mr. Knott and Mr. Crowe became employees subsequent to the date at which entry into the Retirement Plan was frozen.

Key Assumptions:	12/31/07	12/31/06
Discount Rate	6.00%	5.75%
Expected Long-Term Rate of Return	8.00%	8.50%
Normal Retirement Age	62	62
Post-Retirement Mortality	RP 2000 projected from 2000-2007	1983 GAM
Form of Payment	Single Life Annuity	Single Life Annuity

Change in Control Bonus Opportunity for CEO

Pursuant to an offer letter entered into with Mr. Knott, our Chief Executive Officer, on January 10, 2006, if Mr. Knott is employed with us through the date of a change in control involving CPG Finance, Mr. Knott will be entitled to receive a bonus upon such change in control that produces a qualifying internal rate of return for our stockholders. Any payments due to Mr. Knott pursuant to this arrangement will be in addition to any consideration Mr. Knott may be entitled to receive under his separation benefit agreement, as described below under “—Separation Benefit Agreements and Other Covenants.” Specifically, in the event of a change in control (as such term is defined below), Mr. Knott will receive a payment calculated as follows:

Internal Rate of Return	Bonus Payment
Less than 40%	$-0-
≥ 40% and < 50%	0.9% of Stockholder Proceeds
≥ 50% and < 60%	1.8% of Stockholder Proceeds
≥ 60% and < 70%	2.7% of Stockholder Proceeds
≥ 70% and < 80%	3.6% of Stockholder Proceeds
Greater than or equal to 80%	4.5% of Stockholder Proceeds

For purposes of this arrangement with Mr. Knott, “change in control” has the following meaning, subject to certain exceptions: (i) any consolidation, merger or other transaction involving CPG Finance as the party to such consolidation, merger or other transaction, in which CPG Finance is not the surviving entity or which results in the acquisition of all or substantially all of CPG Finance’s outstanding shares of common stock by a single person or entity or by a group of persons or entities acting in concert or (ii) any sale of CPG Finance’s assets, excluding any real-estate “sale-lease back” transaction or any transaction in which the consideration consists of less than 100% cash. In addition, pursuant to this arrangement with Mr. Knott, “internal rate of return” means, as of any measurement date, the interest rate (compounded annually) which, when used as the discount rate to calculate the net present value as of the date of the offer letter of the sum of (A) the aggregate amount of all stockholder proceeds and (B) the aggregate amount of all stockholder investments, causes such net present value to equal zero. For purposes of the net present value calculation, (1) stockholder proceeds must be positive numbers, (2) stockholder investments must be negative numbers, (3) the stockholder proceeds and stockholder investments will be deemed to have been received or made on the first date of the month nearest to the actual date of such receipt or payment and (4) the “aggregate amount of all stockholder proceeds” will be net of all fees and expenses of any kind and all bonus payments made to Mr. Knott under this arrangement. “Stockholder investments” means all debt, guaranties of debt to the extent that the guaranty is called and drawn, equity and working capital infused by the stockholders of CPG Finance into CPG Finance and its subsidiaries. “Stockholder proceeds” means the consideration received by the stockholders of CPG Finance in respect of the stockholder investments upon a change in control.

Separation Benefit Agreements and Other Covenants

We have entered into separation benefit agreements with our Named Executive Officers providing for severance benefits under certain circumstances, as described below.

On January 10, 2006, we entered into a separation benefit agreement (the “Knott Separation Agreement”) with Jack Knott, our Chairman, President and Chief Executive Officer. Pursuant to the Knott Separation Agreement, we agreed to pay Mr. Knott $480,000 over a one-year period in the event that we terminate Mr. Knott without cause or if we fail to retain Mr. Knott in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control. For purposes of this agreement, “cause” means:

•	conviction of any felony, or the conviction of a misdemeanor which involves moral turpitude or plea of nolo contende to either;

•	the commission of an act of dishonesty, theft, destruction of property, fraud, embezzlement or unethical business conduct with respect to the Company;

•	any violation of Company policy;

•	any uncured violation of any agreement with the Company or CPG Finance; and

•	any failure to abide by any directive of the Company or its CPG Finance.

In addition, for purposes of this agreement, “change of control” means the following, subject to certain exceptions:

•

any consolidation, merger or other transaction in which CPG Finance is not the surviving entity or which results in the acquisition of all or substantially all of CPG Finance’s outstanding shares of common stock by a single person or entity or by a group of persons or entities acting in concert; or

•	certain sales or transfers of all or substantially all of the assets of CPG Finance.

We also agreed to pay Mr. Knott’s health and welfare benefits for one year following termination. After such one year period, we will provide Mr. Knott with health and welfare benefit availability under COBRA for a period of up to 18 additional months.

We have also entered into separation benefit agreements with our other Named Executive Officers. Pursuant to these separation agreements, we agreed to pay the other Named Executive Officers their then-existing base salary over a one-year period, as well as the pro-rata amounts earned under the Management Incentive Program, in the event that we terminate the Named Executive Officer without cause (see definition above) or if we fail to retain the Named Executive Officer in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control (see definition above).

Pursuant to stock option grant agreements that CPG Finance has entered into with each of our Named Executive Officers, each of our Named Executive Officers has agreed to abide by certain covenants including:

•	confidentiality covenants;

•	a covenant not to solicit any person who has been one of our employees during the last twelve months, which survives for two years following termination of employment;

•	a covenant not to solicit any of our clients, customer, or vendors, which survives for one year after termination of employment;

•	a covenant not to disparage or defame us; and

•	a covenant not to compete with us, which survives for one year after termination of employment.

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation agreements in place for our Named Executive Officers at December 31, 2007.

Director Compensation

None of our directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending board meetings.

Compensation Committee Report

The Board of Directors of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board of Directors has determined that the foregoing Compensation Discussion and Analysis be included in this annual report.

The foregoing report is provided by the undersigned Board of Directors.

Board of Directors:

Jack Knott (Chairman)

Michael E. Alger

David F. Finnigan

Kevin J. Calhoun

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	68,150	$84 per option	31,850
Equity compensation plans not approved by security holder	N/A	N/A	N/A
Total	68,150	$84 per option	31,850

Security Ownership of Certain Beneficial Owners and Management

Upon completion of the Consolidation, Exopack Key Holdings became our sole stockholder. Exopack Key Holdings is 100.0% owned by CPG Finance, Inc., an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2007 and 2006, CPG Finance granted options to purchase 12,750 and 3,950 shares, respectively, of its common stock to certain key employees of our Company and 10,850 and 15,200 options, respectively, were forfeited. None of the options currently outstanding have been exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Services Agreements

On July 14, 2005, Cello-Foil Holding entered into a management services agreement with Sun Capital Partners Management IV, LLC (“Sun Capital Management”), an affiliate of our ultimate parent company. Pursuant to the terms of this agreement, Sun Capital Management provided Cello-Foil Holding with certain financial and management consulting services. On October 13, 2005, when Cello-Foil Holding Corp. became our wholly-owned subsidiary, the management services agreement with Cello-Foil Holding Corp. was terminated and we entered into a new management services agreement with Sun Capital Management. The new management services agreement was amended on January 31, 2006.

Pursuant to the terms of the new management services agreement, as amended, Sun Capital Management provides financial and management consulting services to us, subject to the supervision of our Board of Directors. In exchange for these services, we pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement and as amended on January 31, 2006). We incurred approximately $1.2 million and $1.3 million in management fees and other related expenses under the management services agreement for the years ended December 31, 2007 and 2006, respectively. In addition to this general management fee, in connection with any management services provided to us, our direct or indirect subsidiaries, or stockholders with respect to certain corporate transactions including, without limitation, re-financings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business consolidations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate transaction as well as any customary and reasonable fees. In this regard we paid Sun Capital Management $0.2 million in management consulting services during the year ended December 31, 2007. There were no management consulting fees paid to Sun Capital during the year ended December 31, 2006. Sun Capital Management was paid $2.6 million management consulting fees and $0.4 million for expenses incurred in connection with the Consolidation in 2005. We also agreed to reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under this agreement. The management services agreement terminates on October 13, 2015.

Other Transactions

From time to time in the ordinary course of business, we may enter into transactions with entities in which affiliates of Sun Capital have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Notes and our Senior Credit Facility. We anticipate that any such transaction would be on arms’ length terms. In addition, as described in Item 11 of this annual report, we have entered into agreements with our executive officers and key employees. From time to time, we may also indemnify executive officers, key employees and directors for actions taken in their capacities as such.

Director Independence

Because we do not have any securities listed on an exchange, we are not subject to any listing standards requiring any of our directors to be “independent.” However, applying director independence requirements set forth in the NYSE listing standards, we believe that Messrs. Alger, Finnigan and Calhoun (as well as Clarence E. Terry, Eric Nelson, and R. Lynn Skillen who also served as our directors at the request of Sun Capital for a period of time during 2007) would be considered “independent.” Such directors would not, however, satisfy the independence standards for audit committees set forth in Rule 10A-3 under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2007 and 2006.

Audit Fees

Audit fees totaled approximately $685,000 for 2007 and $1,224,000 for 2006, respectively. Included in these amounts were fees for the audits and quarterly reviews of our consolidated financial statements totaling approximately $620,000 and $607,000 for 2007 and 2006, respectively. The remainder of the fees disclosed under this category for 2007 are related to procedures performed in connection with comfort letters for a note offering not completed. The remainder of the fees not disclosed under this category for 2006 related to the issuance of comfort letters in connection with the private offering of the Notes and of consents in connection with the subsequent public offering of the Notes.

Audit-Related Fees

Audit-related fees incurred by the Company for 2007 were approximately $500,000. There were no audit-related fees incurred by the Company in 2006. The fees disclosed under this category are comprised of services that include due diligence pertaining to the acquisitions discussed in this annual report.

Tax Fees

There were no tax fees incurred by the Company during 2007 or 2006 for services rendered by its principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

We did not incur any other fees during 2007 or 2006 for services rendered by our principal accountant.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves the services provided to us by PricewaterhouseCoopers LLP in connection with the audit of our annual consolidated financial statements, the review of our quarterly consolidated financial statements and tax review and planning services. If management proposes to engage PricewaterhouseCoopers LLP for other audit or permitted non-audit services, our Audit Committee pre-approves these services on a case-by-case basis. Our Audit Committee approved all the services provided to us by PricewaterhouseCoopers LLP described above.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are being filed as part of this annual report.

1.	Consolidated Financial Statements

See Index to Consolidated Financial Statements on page F-1.

2.	Financial Statement Schedules

The schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3.	Exhibits

The list of exhibits in the Exhibit Index to this annual report is incorporated herein by reference.

Supplemental Information to be furnished with reports filed pursuant to Section 15(d) of the Securities Act by registrants which have not registered securities pursuant to Section 12 of the Securities Act

The registrant has not and will not provide an annual report for its last fiscal year to its security holders, other than this annual report on Form 10-K, and has not and will not send any proxy statement, form of proxy or other proxy soliciting material to more than 10 of the registrant’s security holders with respect to any annual or other meeting of security holders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exopack Holding Corp.

March 31, 2008	By:	/s/ JACK KNOTT
Jack Knott Director, President and Chief Executive Office

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ JACK KNOTT Jack Knott	Director, President and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ JONATHAN HEARD Jonathan Heard	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ MICHAEL E. ALGER Michael E. Alger	Director	March 31, 2008

/s/ DAVID F. FINNIGAN David F. Finnigan	Director	March 31, 2008

/s/ KEVIN CALHOUN Kevin Calhoun	Director	March 31, 2008

EXOPACK HOLDING CORP. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	F-2
Consolidated Balance Sheets as of December 31, 2007 and 2006 (Successor Company)	F-4

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006, the period from July 15, 2005 through December 31, 2005 (Successor Company) and the period from January  1, 2005 through July 14, 2005 (Predecessor Company)

F-5

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss) for the Years Ended December 31, 2007 and 2006, the period from July 15, 2005 through December  31, 2005 (Successor Company) and the period from January 1, 2005 through July 14, 2005 (Predecessor Company)

F-6

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, the period from July 15, 2005 through December 31, 2005 (Successor Company) and the period from January  1, 2005 through July 14, 2005 (Predecessor Company)

F-7
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

Exopack Holding Corp.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Exopack Holding Corp. and Subsidiaries (successor, the “Company”) at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years ended December 31, 2007 and 2006, and for the period from July 15, 2005 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 31, 2008

Spartanburg, South Carolina

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder

Exopack Holding Corp.

In our opinion, the accompanying financial statements present fairly, in all material aspects, the results of operations and cash flows of Exopack Holding Corp. and Subsidiaries (predecessor, the “Company”) for the period from January 1, 2005 through July 14, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 28, 2006 Spartanburg, South Carolina

Exopack Holding Corp. and Subsidiaries

Consolidated Balance Sheets

	Successor
(in thousands of dollars, except for share and per share data)	December 31, 2007	December 31, 2006
Assets
Current assets
Cash	$1,308	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $1,666 and $2,185 for 2007 and 2006, respectively)	78,870	64,102
Income taxes receivable	382	4,506
Other receivables	4,367	1,700
Inventories	95,621	87,456
Deferred income taxes	4,751	3,880
Prepaid expenses and other current assets	3,680	1,810

Total current assets	188,979	163,939
Property, plant, and equipment, net	186,393	145,772
Deferred financing costs, net	8,283	8,845
Intangible assets, net	68,925	69,037
Goodwill	65,509	62,637
Other assets	1,020	899

Total assets	$519,109	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$70,927	$10,072
Accounts payable	72,191	57,644
Accrued liabilities	39,660	44,727
Income taxes payable	278	78

Total current liabilities	183,056	112,521

Long-term liabilities
Long-term debt, less current portion	220,130	220,177
Deferred income taxes	43,241	42,099
Other liabilities	7,674	10,375

Total long-term liabilities	271,045	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2007 and 2006, respectively	—	—
Additional paid-in capital	72,195	72,018
Accumulated other comprehensive income, net	4,417	1,638
Accumulated deficit	(11,604)	(7,699)

Total stockholder’s equity	65,008	65,957

Total liabilities and stockholder’s equity	$519,109	$451,129

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Successor			Predecessor
(in thousands of dollars)	Year ended December 31, 2007	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005
Net sales	$676,073	$655,423	$163,385	$37,125
Cost of sales	603,675	583,346	149,085	32,687

Gross margin	72,398	72,077	14,300	4,438
Selling, general and administrative expenses	48,204	48,024	12,886	3,478
Impairment of intangible asset	1,304	—	—	—
Change in control expenses	—	—	—	6,292

Operating income (loss)	22,890	24,053	1,414	(5,332)

Other expenses (income)
Interest expense (income)	28,884	27,262	5,833	(134)
Loss on early extinguishment of debt	—	4,002	—	—
Other expense (income), net	(1,548)	27	(65)	(19)

Net other expense (income)	27,336	31,291	5,768	(153)

Loss before income taxes	(4,446)	(7,238)	(4,354)	(5,179)
(Benefit from) provision for income taxes	(541)	(2,347)	(1,546)	(1,723)

Net loss	$(3,905)	$(4,891)	$(2,808)	$(3,456)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

	Predecessor		Successor		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
	Common Stock		Common Stock
(in thousands of dollars, except for share data)	Shares	Amount	Shares	Amount
Predecessor:
Balances at January 1, 2005	62,077	62	—	—	220	—	28,841	29,123
Net loss	—	—	—	—	—	—	(3,456)	(3,456)	$(3,456)
Dividends declared	—	—	—	—	—	—	(10,715)	(10,715)

Total comprehensive loss	62,077	$62	—	$—	$220	$—	$14,670	$14,952	$(3,456)

Balances at July 14, 2005
Successor:
Issuance of Successor Company common stock and capital contribution in connection with
Cello-Foil Acquisition	—	$—	1	$—	$5,000	$—	$—	$5,000
Capital contribution by parent in connection with the Exopack Acquisition	—	—	—	—	52,000	—	—	52,000
Net loss		—	—	—	—	—	(2,808)	(2,808)	$(2,808)
Cumulative translation adjustment	—	—	—	—	—	227	—	227	227
Minimum pension liability (net of income taxes of $220)	—	—	—	—	—	(359)	—	(359)	(359)

Total comprehensive loss									$(2,940)

Balances at December 31, 2005	—	—	1	—	57,000	(132)	(2,808)	54,060
Capital contribution by parent in connection with refinancing of debt (Note 4)	—	—	—	—	15,000	—	—	15,000
Stock compensation expense					18			18
Net loss	—	—	—	—	—	—	(4,891)	(4,891)	$(4,891)
Cumulative translation adjustment	—	—	—	—	—	170	—	170	170
Minimum pension liability (net of income taxes of $981)	—	—	—	—	—	1,600		1,600	1,600

Total comprehensive loss									$(3,121)

Balances at December 31, 2006	—	—	1	—	72,018	1,638	(7,699)	65,957
Stock compensation expense					177			177
Net loss	—	—	—	—	—		(3,905)	(3,905)	$(3,905)
Cumulative translation adjustment	—	—	—	—	—	2,342	—	2,342	2,342
Minimum pension liability (net of income taxes of $268)	—	—	—	—	—	437	—	437

Total comprehensive loss									$(1,563)

Balances at December 31, 2007	—	$—	1	$—	$72,195	$4,417	$(11,604)	$65,008

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Successor			Predecessor
(in thousands of dollars)	Year ended December 31, 2007	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005
Cash flows from operating activities
Net loss	$(3,905)	$(4,891)	$(2,808)	$(3,456)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	18,290	15,721	3,596	1,072
Deferred income tax benefit	(976)	(2,402)	(1,546)	(861)
Impairment of intangible asset	1,304	—	—	—
Loss on early extinguishment of debt	—	4,002	—	—
Stock compensation expense	177	18	—	—
Provision (recovery) for bad debts	(323)	318	139	17
Loss (gain) on sales and disposition of property, plant and equipment	1,311	1,062	(28)	—
Impairment of property, plant and equipment	593	365	—	—
Increase in cash surrender value of life insurance, net of premiums paid	—	(13)	(8)	(13)
Changes in operating assets and liabilities:
(net of operating assets and liabilities acquired for 2007 and 2005)
Investment securities (trading)	—	—	—	11,306
Receivables	(3,556)	(1,106)	(4,208)	(1,406)
Inventories	3,555	(6,671)	3,639	(992)
Prepaid expenses and other assets	(2,972)	1,956	650	97
Accounts payable and accrued and other liabilities	(5,011)	348	23,755	7,595
Income taxes	4,322	964	—	(982)

Net cash provided by operating activities	12,809	9,671	23,181	12,377

Cash flows from investing activities
Acquisition of Cello-Foil, net of cash acquired	—	—	(35,671)	—
Acquisition of TPG, net of cash acquired	—	(19)	(12,547)	—
Acquisition of Exopack, net of cash acquired	—	(346)	(257,995)	—
Acquisitions of EAC and EPF	(48,900)	—	—	—
Purchases of property, plant and equipment, including capitalized software	(23,244)	(17,454)	(4,212)	(544)
Proceeds from sales of property, plant and equipment	358	60	2,133	—
Proceeds from return of investment in life insurance	—	328	1,229	—
Proceeds from note receivable	—	—	—	51
Other	—	(50)	(3)	(16)

Net cash used in investing activities	(71,786)	(17,481)	(307,066)	(509)

The accompanying notes are an integral part of these consolidated financial statements

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Successor			Predecessor
(in thousands of dollars)	Year ended December 31, 2007	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005
Cash flows from financing activities
Proceeds from issuance of senior notes	$—	$220,000	$—	$—
Proceeds from issuance of bridge loan	—	—	200,000	—
Repayment of bridge loan	—	(200,000)	—	—
Borrowings under subordinated term loans	—	238	36,645	—
Repayment of subordinated term loans	(88)	(36,661)	—	—
Borrowings under revolving credit facility	859,183	597,101	—	—
Repayments of revolving credit facility	(799,034)	(587,077)	—	—
Paid in capital	—	15,000	57,000	—
Dividends paid	—	—	—	(10,715)
Financing costs paid	(671)	(9,286)	(857)	—
Repayments of capital lease obligation	(2)	(9)	(2)	—

Net cash provided by (used in) financing activities	59,388	(694)	292,786	(10,715)
Effect of exchange rate changes on cash	412	102	(14)	—

Increase (decrease) in cash	823	(8,402)	8,887	1,153
Cash
Beginning of period	485	8,887	—	157

End of period	$1,308	$485	$8,887	$1,310

Supplemental cash flow information:
Income taxes refunded	$3,983	$948	$—	$—
Income taxes paid	$76	$39	$—	$120
Interest paid	$27,360	$18,835	$2,709	$5
Non-cash investing activities:
Purchase price adjustment for Exopack due to tax escrow agreement (Note 1)	$—	$6,172	$—	$—

Purchase price adjustment for Cello-Foil due to tax matters contained in purchase agreement (Note 1)	$—	$(163)	$—	$—

Increase in goodwill resulting from adjustment of income tax balances to amounts reflected in 2005 tax filings (Note 1)	$—	$106	$—	$—

Accrued transaction costs related to EPF Acquisition (Note 1)	$991	$—	$—	$—

Net Working Capital Receivable related to EPF Acquisition (Note 1)	$(453)	$—	$—	$—

Increase in obligation to former shareholders of Exopack (Note 1)	$175	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization, Acquisitions and Merger

The accompanying consolidated financials statements reflect the operations of Cello-Foil Products and its subsidiary (“Cello-Foil”, or the “Predecessor Company”) through July 14, 2005. Cello-Foil is a flexible plastic-based packaging manufacturer that specializes in laminating and printing. On July 14, 2005, Cello-Foil was acquired (the “Cello-Foil Acquisition”) by Cello-Foil Holding Corporation, an affiliate of Sun Capital Partners, Inc.

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

Concurrently with the Merger, a merger and contribution agreement was entered into by and among various affiliates of Sun Capital Partners, Inc. (“Sun Capital”) pursuant to which Cello-Foil Holding Corporation became a subsidiary of Exopack Integrated, Inc. (which, as noted above, merged with and into Exopack). As a result, Exopack (the “Company”) owns 100% of the stock of Cello-Foil Holding Corporation, as well as 100% of the membership interest in Exopack, LLC.

On August 6, 2007, the Company acquired 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under its Senior Credit Facility (see Note 4). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in the engineered films and microfilm business from its locations in the state of North Carolina and in North Wales, United Kingdom.

On November 28, 2007, the Company acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s (“Liqui-Box”) performance films business division, including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business and its existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films used primarily in the food and industrial markets from its locations in Canada.

The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom, and Canada. Twelve manufacturing facilities are in the plastic packaging segment, of which the Company leases six (including two foreign manufacturing facilities in Ontario, Canada and one in North Wales, United Kingdom) and owns the remaining six facilities. The Company operates six manufacturing facilities in the paper packaging segment, which are all owned properties.

The Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition discussed above have been accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and therefore, the acquisition prices for the Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition were allocated to the assets and liabilities assumed in each respective transaction based on estimated fair values. Because of the changes in the entity resulting from the Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and the EPF Acquisition, the successor period and the predecessor periods presented in these consolidated financial statements cannot be considered comparable.

Cello-Foil Acquisition

On July 14, 2005, an affiliate of Sun Capital purchased (through Cello-Foil Holding Corporation) all of the outstanding capital stock of Cello-Foil. Cello-Foil was acquired for approximately $35.7 million (net of cash acquired of approximately $1.3 million, and including approximately $1.7 million in acquisition-related costs) which was financed through a $5.0 million capital contribution from an affiliate of Sun Capital, a $4.0 million note to the former Cello-Foil stockholders (repaid on October 13, 2005), and through borrowings under a credit facility. A portion of the purchase price ($3.0 million) was held back (the “Holdback”) in order to cover any indemnification amounts or claims to be paid by the buyer. The Holdback was paid in July 2007, and was held in “accrued liabilities” at December 31, 2006 in the accompanying consolidated balance sheet. Unaudited pro forma combined historical results, as if Cello-Foil had been acquired on January 1, 2005, are provided in the table below.

As a result of the initial application of purchase accounting in 2005, the acquisition cost exceeded the fair value of the net assets acquired by approximately $14.0 million. Such excess was recorded as intangible assets, including goodwill. The allocation of the purchase price to the net intangible assets acquired was based on fair values of property, plant and equipment and intangible assets as determined by management’s consideration of independent appraisals and management’s estimates of the fair value of assets acquired and liabilities assumed.

The terms of the Cello-Foil acquisition agreement require the Company to pay the former stockholders of Cello-Foil for the tax benefit of certain tax loss carry forwards which may reduce the Company’s future income tax liability based on net operating losses resulting from Cello-Foil’s taxable results in 2005 prior to the Cello-Foil Acquisition. At December 31, 2005, the tax benefits estimated to be recoverable from net operating losses was approximately $1.6 million. In accordance with the acquisition agreement, the former Cello-Foil stockholders are entitled to receive these estimated tax benefits as they are utilized (as defined in the agreement). The obligation for $1.6 million was included in accrued liabilities at December 31, 2005.

During the year ended December 31, 2006, approximately $816,000 of income taxes related to net operating losses incurred in 2005 were received by the Company and paid to the former Cello-Foil stockholders. Approximately $270,000 in tax effect of deductions were disallowed in a 2006 Cello-Foil tax examination; accordingly, the Company reduced its obligation to the former Cello-Foil stockholders by this amount, with a corresponding reduction in deferred tax assets during the year ended December 31, 2006. Also, in association with new information which became available to the Company upon the preparation and filing of its 2005 income tax returns and carry back claims during 2006, the Company determined that approximately $163,000 of deferred tax assets resulting from tax credits (instead of net operating losses) are not payable to the former Cello-Foil shareholders. As such, the Company reduced the amount due to the former Cello-Foil stockholders by this amount, with a corresponding reduction in goodwill. The remaining liability to the former Cello-Foil stockholders of approximately $388,000 related to the tax benefit of remaining net operating losses is reflected in “accrued liabilities” in the accompanying consolidated balance sheets at December 31, 2007 and 2006.

TPG Acquisition

On September 7, 2005, Cello-Foil Holding Corporation acquired assets of TPG. TPG was acquired for approximately $12.5 million (net of cash acquired of approximately $651,000, and including approximately $676,000 in acquisition-related costs) which was financed through borrowings under a credit facility. Unaudited pro forma combined historical results, as if TPG had been acquired on January 1, 2005, are provided in the table below.

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

Exopack Acquisition

On October 13, 2005, Exopack was acquired by Exopack Integrated, Inc., a wholly-owned subsidiary of Exopack Key Holdings. Concurrently with the Exopack Acquisition, Exopack Integrated, Inc. merged with and into Exopack, with Exopack surviving the Merger and becoming a wholly-owned subsidiary of Exopack Key Holdings. In connection with the Exopack Acquisition, Exopack was acquired for approximately $258.0 million (net of cash acquired of approximately $645,000, and including approximately $5.7 million in acquisition-related costs) which was financed through a $52.0 million capital contribution from Exopack Key Holdings and borrowings under a credit facility (see Note 4). Unaudited proforma combined historical results, as if the Exopack Acquisition had occurred January 1, 2005 are provided in the table below.

As a result of the initial application of purchase accounting in 2005, the acquisition cost exceeded the fair value of the net assets acquired by approximately $113.4 million. Such excess was recorded as intangible assets, including goodwill. The allocation of the purchase price to the net tangible and intangible assets acquired was based on fair values of the property, plant, and equipment and intangible assets as determined by management’s consideration of independent appraisals and management’s estimates of the fair value of assets acquired and liabilities assumed.

The terms of the Exopack Acquisition agreement require the Company to set aside, in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack Acquisition. During the year ended December 31, 2006, the Company estimated that approximately $6.2 million was payable to the former stockholders under this provision of the agreement, with approximately $5.4 million reflected in “accrued liabilities” and approximately $0.8 million reflected in “other liabilities” in the accompanying consolidated balance sheet at December 31, 2006. The recording of these amounts resulted in an adjustment to the purchase price allocation of the Exopack Acquisition, with an increase in goodwill of approximately $6.2 million recorded during the year ended December 31, 2006. The Company received approximately $4.0 million in income tax refunds during the year ended December 31, 2007. During the year ended December 31, 2007, the Company paid approximately $5.4 million to the former stockholders of Exopack per the agreement. During the year ended December 31, 2007, the Company recorded approximately $0.2 million to increase the estimated liability payable to the former stockholders of Exopack, with a corresponding increase to deferred tax assets. The remaining $0.9 million for the benefit of the former stockholders of Exopack is reflected in “accrued liabilities” in the accompanying consolidated balance sheet at December 31, 2007.

In association with new information related to the estimated income tax balance originally reflected in the purchase price allocations of the Exopack Acquisition and Cello-Foil Acquisition, which became available to the Company upon the preparation of its 2005 income tax returns during 2006, the Company increased goodwill by approximately $106,000, which was offset by an increase in net income tax liabilities recorded, during the year ended December 31, 2006.

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

The following unaudited pro forma financial information shows the Company’s results for the year ended December 31, 2005, as if the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition, had occurred on January 1, 2005:

(in thousands of dollars) (unaudited)	Year Ended December 31, 2005
Net sales	$633,352
Net loss	(20,914)

The unaudited pro forma financial information presented above does not purport to be indicative of either (i) the results of operations had the Cello-Foil Acquisition, the TPG Acquisition and the Exopack Acquisition occurred on January 1, 2005 or (ii) the future results of operations of the combined businesses.

Included in the unaudited 2005 pro forma financial information presented above are certain charges that will not have an ongoing impact on the Company’s results of operations. These charges include: (i) a charge to cost of sales of $4.7 million during the Successor period resulting from the step-up of inventory to fair value at the respective acquisition dates, (ii) a pre-tax charge to the historical earnings of Exopack of $9.6 million during the period from January 1, 2005 through October 12, 2005 resulting from the refinancing and extinguishment of certain debt of Exopack during that period, and (iii) pre-tax charges to the historical earnings of TPG during the period from January 1, 2005 through September 6, 2005 of $5.3 million for impairment of assets, $0.8 million for losses on the sale of property, plant and equipment, and other charges resulting from discontinuing the going concern assumption and applying the liquidation basis of accounting and from professional and other bankruptcy-related fees totaling $2.0 million.

EEF Acquisition

On August 6, 2007 the Company acquired for a total purchase price of approximately $33.6 million, (including acquisition costs of approximately $1.4 million) 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd.

(collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under a credit facility (see Note 4). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). Net sales related to EEF were approximately $29.7 million for the year ended December 31, 2007.

The net acquisition cost of $33.6 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the following allocations:

(in thousands of dollars)	EEF Acquisition
Assets acquired:
Trade accounts receivable	$10,242
Inventories	5,383
Other current assets	1,036
Property, plant and equipment	18,535
Goodwill	3,799
Intangible assets	3,053

Total assets acquired	42,048

Liabilities assumed:
Accounts payable	(4,069)
Accrued liabilities	(1,913)
Short term deferred tax liability	(119)
Current portion- long term debt	(111)
Long term deferred tax liability	(1,928)
Other noncurrent liabilities	(300)

Total liabilities assumed	(8,440)

Net acquisition cost	$33,608

The allocation of the purchase price for the EEF acquisition is preliminary and is subject to adjustment as additional information becomes available.

EPF Acquisition

On November 28, 2007 the Company acquired for the total purchase price of approximately $15.8 million (including acquisition costs of approximately $1.6 million) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s (“Liqui-Box”) performance films business segment, including its Whitby, Ontario, Canada operating facility. The Company financed the Liqui-Box Acquisition primarily through borrowings under a credit facility (see Note 4). Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”). Net sales related to EPF were approximately $4.1 million for the year ended December 31, 2007.

The net acquisition cost of $15.8 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS No. 141 and includes the following allocations:

(in thousands of dollars)	EPF Acquisition
Assets acquired:
Inventories	$5,003
Prepaid expenses	35
Property, plant and equipment	11,733

Total assets acquired	16,771

Liability assumed:
Accrued Vacation	(941)

Net acquisition cost	$15,830

The allocation of the purchase price for the EPF Acquisition is preliminary and is subject to adjustment as we continue to negotiate the net working capital adjustment with the seller and as additional information becomes available. The Company has included an estimated $453,000 net working capital adjustment in “other receivables.”

The above 2007 acquisitions were not material to our results of operations and balance sheet and accordingly, unaudited pro-forma financial information is omitted from these consolidated financial statements.

2.	Summary of Significant Accounting Policies

Use of Estimates

The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, management believes that its estimates, including those for the above-described items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The following accounting policies significantly affect the preparation of our consolidated financial statements:

Principles of Consolidation

From July 15, 2005 and the respective dates of the acquisitions in 2005 (see Note 1) and thereafter, the consolidated financial statements include the accounts of Cello-Foil Holding Corp., including its subsidiaries Cello-Foil Products, and TPG and their subsidiaries, and the accounts of Exopack, LLC and its subsidiaries. In addition to the aforementioned inclusions, for the year ended December 31, 2007, the consolidated financial statements include the accounts of EAC and the accounts of EPF from their respective dates of acquisition. For all periods prior to July 15, 2005, the consolidated financial statements include the accounts of Cello-Foil and its subsidiary. All significant intercompany balances and transactions have been eliminated.

Reclassifications and Comparability of Successor and Predecessor Periods

Certain reclassifications have been made to the 2005 Predecessor financial information to conform to the 2007, 2006 and 2005 Successor presentation.

The Predecessor Company classified certain costs as “selling, general, and administrative expenses” during the Predecessor periods that are classified in “cost of sales” during the Successor periods. If these costs had been classified using the same policies of the consolidated group (after the Merger), “cost of sales” would have been greater, and “selling, general, and administrative expenses” would have been lower, by approximately $2.4 million for the period from January 1, 2005 through July 14, 2005.

Translation of Foreign Currencies

Translation of the financial statements of the Company’s foreign subsidiaries, whose functional currency is the Canadian dollar and British pound, occurs using the current exchange rate at year end for the balance sheet and the weighted-average exchange rate during the reporting period for results of operations. The resulting currency translation adjustment is accumulated and reported in Accumulated Other Comprehensive Income (Loss) on the accompanying consolidated balance sheets. Gains and losses on foreign currency transactions are included on the consolidated statements of operations for the period in which the transaction occurs. The consolidated statements of cash flows include the effect of foreign currency cash flows using the weighted-average exchange rate.

Cash

Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents.

Inventories

At December 31, 2007 and 2006, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Prior to July 15, 2005, the Predecessor Company stated all inventories at the lower of cost or market with cost determined on the last-in, first-out (“LIFO”) method. In connection with the Cello-Foil Acquisition and effective July 15, 2005, the Company elected to terminate the LIFO method for valuing inventories. The principle reason for the change was to conform to the policies of the consolidated group (after the Merger). The change in accounting for inventories during 2005 had no effect on the results of operation of the Successor Company. Goodwill arising from the Cello-Foil Acquisition was adjusted, as the change in accounting was recorded as a purchase price adjustment in connection with the application of SFAS No. 141.

Inventories are stated net of the reserve for excess and obsolete inventories.

Property, Plant, and Equipment

The Company records property at cost and includes interest capitalized during the construction period. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. During the Successor periods, the estimated useful lives were 30 years for buildings and improvements, 10 years for machinery and equipment, and 3-7 years for other depreciable assets. During the Predecessor period, the estimated useful lives were 7-40 years for buildings and improvements, 3-10 years for machinery and equipment, and 3-10 years for other depreciable assets. Depreciation expense for the years ended December 31, 2007 and 2006, the periods ended July 15, 2005 through December 31, 2005, and January 1, 2005 through July 14, 2005 was approximately $14.5 million, $11.9 million, $2.8 million and $1.1 million, respectively. No interest was capitalized during any of the periods presented in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place at December 31, 2007 and 2006, respectively, were approximately $8.3 million and $8.8 million (net of accumulated amortization of approximately $2.5 million and $1.1 million, respectively).

Capitalization of Software for Internal Use

Under the provisions of Statement of Position No. 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalized internal-use software costs include only (1) external direct costs of materials and services consumed in developing or obtaining the software, (2) payroll and payroll-related costs for employees who are directly associated with and who devote time to the project, and (3) interest costs incurred, when material, while developing the software. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of 3 years. Capitalized software is classified in “other assets” on the accompanying consolidated balance sheets and was approximately $713,000 and $683,000 at December 31, 2007 and 2006, respectively. Amortization of capitalized software costs was approximately $615,000 and $935,000, respectively, for the years ended December 31, 2007 and 2006.

Goodwill

Goodwill represents the excess of cost over net assets acquired in connection with the Cello-Foil and Exopack Acquisitions in 2005 as well as the EAC Acquisition in 2007 and totaled $65.5 million and $62.6 million, respectively, at December 31, 2007 and 2006. Of the goodwill totaling approximately $65.5 million at December 31, 2007, approximately $33.5 million and

$32.0 million has been assigned to the paper packaging and plastic packaging and films segments, respectively (see also Note 11 for further information regarding the Company’s segments). At December 31, 2006, approximately $33.5 million and $29.1 million was assigned to the paper packaging and plastic films and packaging segments, respectively. The goodwill is not deductible for income tax purposes.

The Company accounts for its goodwill and other intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment on an annual basis or whenever there is an impairment indicator using a fair-value based approach.

Intangible assets

Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging from two to 15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator. Intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to net book value.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

For property, plant and equipment and other long-lived assets, other than goodwill and indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon comparison of the estimated fair value to the net book value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above.

During the year ended December 31, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and trade name was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the year ended December 31, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statement of operations and as a reduction of the plastic packaging and films segment operating income in Note 11.

During the year ended December 31, 2007, the Company recorded an impairment charge, reflected in “selling, general, and administrative expenses” in the accompanying consolidated statement of operations, of approximately $593,000 for certain machinery and equipment to be disposed of as a result of new equipment coming on-line in 2008 at two of its U.S. plastic packaging facilities. During the year ended December 31, 2006, the Company recorded an impairment charge, reflected in “selling, general and administrative expenses” in the accompanying consolidated statement of operations, of approximately $365,000 for certain machinery and equipment held for sale as a result of the Company’s combination of certain operations of its two plastic-based packaging Canadian facilities.

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

Revenue Recognition

We recognize sales revenue when all of the following are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally FOB shipping point unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales with the corresponding cost of such services recognized in cost of sales.

Research and Development Costs

Research and development costs are charged to selling, general, and administrative expenses as incurred. For the years ended December 31, 2007 and 2006, the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, research and development expense was approximately $2.2 million, $1.0 million, $310,000 and $293,000, respectively.

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

Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not intend to repatriate earnings, if any, from foreign jurisdictions.

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

Federal income tax return periods beginning as of January 1, 2004 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of December 31, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, the Company recorded a non-cash charge to establish a valuation allowance of $1.2 million against net operating losses specifically related to the Company’s Canadian operations. The valuation allowance is calculated in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes, which requires an assessment of both positive and negative evidence when measuring the need for a valuation allowance. The Company determined that a valuation allowance was necessary given the recent operating results of the Canadian operations and anticipates establishing a valuation allowance against future Canadian generated net operating losses; however, future determinations of the need for a valuation allowance will be impacted by Canadian operating results. In addition, the Company determined that net operating losses in previous reporting periods were not impacted as the Company had a net deferred tax liability position with respect to Canadian operations.

Stock-Based Compensation

Subsequent to July 15, 2005, officers and certain key employees of the Company were granted options to purchase non-voting common shares of CPG, the parent company of Exopack Key Holdings (the sole stockholder of the Company) under a stock-based compensation plan (the “2005 Stock Option Plan”) which is administered by the Board of Directors (or a committee thereof) of CPG.

In 2005, the Company applied the “intrinsic method” of accounting for stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations in accounting for the 2005 Stock Option Plan. As permitted under SFAS No. 123, the Company accounted for stock options granted in 2005 under APB Opinion No. 25, whereby no compensation expense was recorded because the exercise price equaled the market value of the stock on the grant date.

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to options issued and outstanding as of December 31, 2005. The Company recorded compensation expense of approximately $177,000 and $18,000 related to options during the years ended December 31, 2007 and 2006, respectively, in accordance with the requirements of SFAS No. 123(R).

The following table illustrates the effect on net loss for the years ended December 31, 2007 and 2006 as if the fair value based method provided by SFAS 123(R) had been applied to all unvested and outstanding awards granted in 2005, when the Company accounted for stock options in accordance with APB 25:

(in thousands of dollars)	December 31, 2007	December 31, 2006
Net loss, as reported	$(3,905)	$(4,891)
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(240)	(455)

Pro forma net loss	$(4,145)	$(5,346)

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following results and assumptions for the option grants which occurred in the years ended December 31, 2007, 2006, and the period from July 15, 2005 through December 31, 2005:

	2007 Grants	2006 Grants	2005 Grants
Weighted-average grant date fair value per share	$98	$42	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	5.00%	5.10%	4.39%
Expected Volatility	40.0%	40.0%	40.0%

Environmental Liabilities

Various state and federal regulations relating to health, safety and the environment govern the flexible packaging and plastic films industries, and the Company has invested substantial effort to prepare for and meet these requirements. While these requirements are continually changing, the Company believes that its operations are in substantial compliance with applicable health, safety and environmental regulations.

Costs for the cleaning up of existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2007 and 2006, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments principally consists of cash, accounts receivable from customers, accounts payable to vendors, and borrowings under long-term debt agreements. The fair value of the Company’s borrowings under its senior credit facility approximate their carrying value (approximately $70.8 million at December 31, 2007), as those borrowings accrue interest at variable market rates. The fair value of the Company’s borrowings under its $220.0 million of 11.25% senior notes due 2014 was approximately $215.6 million and $231.0 million at December 31, 2007 and 2006, respectively, based on the trading price of the notes at that date. The fair value of all other financial instruments approximates their carrying value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. One customer accounted for 13.7% of the Company’s net sales during the year ended December 31, 2007. No single customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2006, and during the period from July 15, 2005 through December 31, 2005. In the period from January 1, 2005 through July 14, 2005, the Predecessor Company had four customers which accounted for approximately $32.8 million (88%) of its net sales.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (FAS) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB has issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquire. The statement also provided guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable user of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective for the Company January 1, 2009. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

The FASB has issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective for the Company on January 1, 2008. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company does not expect the adoption of FAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

The FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to record a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on their balance sheets. The adoption of this statement in 2007, did not have a significant impact on our financial statements. See Note 5 for additional disclosures for our defined benefit pension and other postretirement plans.

The FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company on January 1, 2008 and its adoption is not expected to have a material effect on its consolidated financial position and results of operations.

3.	Balance Sheet Information

The major components of certain balance sheet accounts at December 31, 2007 and 2006 are as follows:

(in thousands of dollars)	2007	2006
Inventories
Raw materials and supplies	$44,589	$33,829
Work in progress	11,475	11,445
Finished goods	39,557	42,182

Total inventories	$95,621	$87,456

Property, plant and equipment
Land	$5,802	$3,910
Buildings and improvements	39,410	35,800
Machinery and equipment	146,190	111,263
Other	2,495	1,792
Construction in progress	21,374	7,545

Gross property, plant, and equipment	215,271	160,310
Less: Accumulated depreciation	(28,878)	(14,538)

Net property, plant, and equipment	$186,393	$145,772

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$16,221	$14,800
Patents (amortized over 2-15 years)	4,232	3,940
Trademarks and tradenames (amortized over 15 years)	1,322	1,500

	21,775	20,240
Accumulated amortization	(3,850)	(2,203)

Definite-lived intangible assets	17,925	18,037
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000

Net intangible assets	$68,925	$69,037

Accrued liabilities
Interest	$10,542	$10,362
Amounts due to Predecessor Company stockholders (see Note 1)	1,306	5,813
Vacation	6,257	4,725
Payroll and bonuses	4,374	4,577
Pension liability to be funded within one year (see Note 5)	1,698	4,465
Holdback obligation (from Cello-Foil Acquisition - see Note 1)	—	3,000
Workers’ compensation	2,549	2,660
Medical insurance claims	2,484	2,346
Customer rebates	3,306	2,327
Property taxes	1,019	792
Accrued utilities	1,156	532
Accrued freight	1,119	669
Other	3,850	2,459

	$39,660	$44,727

Other long-term liabilities
Liability for pension benefits (see Note 5)	$5,436	$7,912
Amounts due to Predecessor Company stockholders (see Note 1)	—	738
Postretirement medical benefits (see Note 5)	424	567
Deferred compensation liability (see Note 5)	502	573
Deferred rent	743	383
Other	569	202

	$7,674	$10,375

During the year ended December 31, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and trade name was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the year ended December 31, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statement of operations and as a reduction of the plastic packaging and films segment operating income in Note 11.

Amortization expense for definite-lived assets for the years ended December 31, 2007 and 2006 was approximately $1.8 million (net of amortization related to the write off for the Cello-Foil trade name of $1.3 million) and $1.7 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents, and trademarks/trade names for 2008 through 2012 is approximately $2.0 million per year.

4.	Financing Arrangements

The balances due under debt agreements at December 31, 2007 and 2006 were as follows:

	2007	2006
Senior Notes	$220,000	$220,000
Senior Credit Facility	70,813	10,024
Subordinated Term Loan	177	223
Carbon Trust Loan	67	—
Capital lease obligation	—	2

Total debt	291,057	230,249
Less: Current portion	70,927	10,072

Total long-term debt	$220,130	$220,177

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

The Notes mature on February 1, 2014, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership or in the event of a sale of certain assets. Prior to February 1, 2009, the Company may redeem up to 35.0% of the aggregate principal amount of the Notes with net proceeds of one or more qualified equity offerings at a redemption price equal to 111.25% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to February 1,

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007 the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At December 31, 2007, approximately $32.7 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2007 was 6.3%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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

At December 31, 2007 and 2006, there were outstanding letters of credit of approximately $4.3 million and $4.1 million under the Senior Credit Facility, respectively.

In addition, there were outstanding letters of credit of $3.0 million with a bank related to the Holdback resulting from the Cello-Foil Acquisition (See Note 1), at December 31, 2006. The Holdback was paid off by December 31, 2007.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000 requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At December 31, 2007, approximately $177,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan with approximately $67,000 remaining to be paid at December 31, 2007, with required monthly payments of principal and interest of approximately $8,300 through August of 2008.

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, a $15.0 million capital contribution from its parent (See Note 6), and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under a former senior credit facility and former subordinated term loans in place at December 31, 2005 (see further discussion of such former agreements below). In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings of approximately $4.0 million during the year ended December 31, 2006 to write off the deferred financing costs related to the former senior credit facility and former subordinated term loans.

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

The measurement date for defined benefit plan assets and liabilities is December 31 for both 2007 and 2006 as December 31 corresponds with the Company’s fiscal year end. A summary of the elements of key employee benefit plans is as follows:

Exopack, LLC Defined Benefit Plans

The pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the ‘Restoration Plan”) (collectively, the “Pension Plans”) were transferred to and assumed by the Company in connection with the Exopack Acquisition in 2005. Substantially all full-time employees of Exopack, LLC hired prior to June 30, 2003 were eligible to participate in the Retirement Plan. The Pension Plans were frozen prior to the Exopack Acquisition in 2005. Accordingly, the employees’ final benefit calculation under the Pension Plans was the benefit they had earned under the Pension Plans as of the date the Pension Plans were frozen. This benefit will not be diminished, subject to the terms and conditions of the Pension Plans, which will remain in effect.

At December 31, 2006 we reported the unfunded status of our Pension Plans on our consolidated balance sheet utilizing a measurement date that was consistent with our fiscal year end. In 2007 we adopted FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the adoption of which did not have a significant impact on our consolidated financial statements. In accordance with FAS 158, at December 31, 2007 we continued to use a measurement date for the Pension Plans that corresponds with our fiscal year.

The following sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan and a reconciliation of the funded status of the Pension Plans for the years ended December 31, 2007 and 2006:

(in thousands of dollars)	December 31, 2007	December 31, 2006
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$51,778	$52,003
Service cost	—	1
Interest cost	2,924	2,853
Actuarial gain	(494)	(1,835)
Benefits paid	(1,188)	(1,244)

Benefit obligation at end of year - December 31	$53,020	$51,778

Change in plan assets
Fair value of plan assets at beginning of year - January 1	$39,200	$36,682
Actual return on plan assets	3,256	3,752
Employer contributions	4,399	10
Benefits paid	(1,188)	(1,244)

Fair value of plan assets at end of year - December 31	$45,667	$39,200

Funded (Unfunded) status of the plan	$(7,353)	$(12,578)

Accumulated and projected benefit obligation - December 31	$53,020	$51,778

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefit cost total approximately $2.5 million as of December 31, 2007.

The weighted-average discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2007 and 2006 was 6.00% and 5.75%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates. Since the Pension Plans are frozen there is no weighted-average rate of compensation increase used in the determination of the benefit obligation.

The Company was required to record an additional minimum pension liability for the Pension Plans, which have an actuarial present value of accumulated plan benefits in excess of plans assets at December 31, 2007 and 2006. The accumulated benefit obligation for the Pension Plans was approximately $53.0 million and $51.8 million at December 31, 2007 and 2006, respectively. The resulting unfunded pension liability at December 31, 2007 and 2006 was approximately $7.4 million and $12.6 million, respectively, not including a cumulative before tax reduction of comprehensive loss of approximately $2.5 million at December 31, 2007 and a cumulative before tax reduction to other comprehensive loss of approximately $1.9 million at December 31, 2006.

Components of the net periodic pension benefit cost (income) for the years ended December 31, 2007 and 2006 are as follows:

(in thousands of dollars)	December 31, 2007	December 31, 2006
Service cost	$—	$1
Interest cost	2,924	2,853
Expected return on plan assets	(3,214)	(3,081)

Net periodic benefit cost (income)	$(290)	$(227)

The weighted-average discount rate used to determine the benefit cost for the Pension Plans for the years ended December 31, 2007 and 2006 was 5.75% and 5.50%, respectively. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan for the years ended December 31, 2007 and 2006 was 8.0% and 8.50%, respectively.

The Company does not expect any amounts in accumulated other comprehensive income to be reclassified into net period cost in 2008 related to unrecognized net actuarial gains and losses. There are no unrecognized prior service costs or transition obligations for the Pension Plans at December 31, 2007.

The weighted-average allocation of plan assets by asset category for the Retirement Plan at December 31, 2007 and 2006 was as follows:

	2007	2006
Asset category
Equity securities	67.0%	65.5%
Fixed income securities	33.0	34.5

	100.0%	100.0%

At December 31, 2007, the Company’s targeted allocation, by asset category, was equity securities 70% and fixed income securities 30%. At December 31, 2006, the Company’s targeted allocation, by asset category, was equity securities 65% and fixed income securities 35%. The Company establishes its weighted-average expected long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

The following table sets forth benefit payments expected to be paid by the Pension Plans for the period indicated:

(in thousands of dollars)
2008	$1,382
2009	1,598
2010	1,848
2011	2,079
2012	2,313
2013-2017	14,840

A contribution of approximately $1.7 million is expected to be made to the Retirement Plan in 2008, and no contributions are expected to be required or made to the Restoration Plan in 2008.

Exopack, LLC Savings Plan

In connection with the Exopack Acquisition in 2005, the Company adopted a defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees in the United States. Effective January 1, 2007, the Company combined the Exopack, LLC Savings Plan and the Cello-Foil 401(k) plan to form the Savings Plans for the Companies of Exopack, which covers substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $3.0 million and $2.3 million, respectively, for the years ended December 31, 2007 and 2006.

Cello-Foil 401(k) and Profit-Sharing Plans

The Company assumed the Predecessor Company’s 401 (k) and profit-sharing plan for its bargaining and non-bargaining employees in connection with the Cello-Foil Acquisition in 2005. The plans allow employees to make voluntary contributions which the Company partially matches; the Company contributions vest immediately. For the year ended December 31, 2006, and the periods from July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, expense related to the plans was approximately $178,000, $42,000, and $58,000, respectively. Effective January 1, 2007, the Cello-Foil 401(k) plan and the Exopack, LLC Savings Plan were consolidated to form the Savings Plans for the Companies of Exopack. The Cello-Foil profit sharing plan was also consolidated into the Savings Plan for the Companies of Exopack at that time.

The former Cello-Foil profit sharing plan, now part of the Savings Plans for the Companies of Exopack, provides for a profit-sharing contribution, which is based on a percentage of income before income taxes (as defined by the plans), as well as current compensation earned by participants and years of service. Profit-sharing expense under these plans for the year ended December 31, 2007 was zero, as profit targets were not met as stated by the plan for the year ended December 31, 2007. For the year ended December 31, 2006, and the periods from July 12, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005, profit-sharing expense was approximately $380,000, $181,000 and $223,000, respectively. Through December 31, 2006, employees vested in the Company’s profit-sharing contributions over a seven-year period, with 10% vesting per year during the four years of service and 20% per year thereafter. Effective January 1, 2007, employees vest in the Company’s profit sharing contributions over a six year period, with 10% vesting per year during the first two years of service and 20% per year thereafter.

Exopack, LLC Postretirement Benefit Plan

As part of the 2005 acquisitions, the Company also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement (the “Postretirement Plan”).

At December 31, 2006 we reported the unfunded status of our Postretirement Plan on our consolidated balance sheet utilizing a measurement date that corresponded with our fiscal year end of December 31st. In 2007, we adopted FAS 158, the adoption of which did not have a significant impact on our consolidated financial statements. In accordance with FAS 158, at December 31, 2007 we continued to use a measurement date for the Postretirement Plan that corresponds with our fiscal year end.

The following sets forth the information related to the change in the unfunded accumulated benefit obligation for the years ended December 31, 2007 and 2006:

(in thousands of dollars)	December 31, 2007	December 31, 2006
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$567	$567
Service cost	21	30
Interest cost	22	29
Benefits paid	—	—
Actuarial gain	(186)	(59)

Benefit obligation at end of year - December 31	$424	$567

Accumulated Benefit Obligation at the end of year-December 31	$424	$567

Funded (Unfunded) Status of the Plan	$(424)	$(567)

The accumulated benefit obligation for the Postretirement Plan was approximately $424,000 and $567,000 at December 31, 2007 and 2006, respectively. The resulting unfunded postretirement liability at December 31, 2007 and 2006 was approximately $424,000 and $567,000, respectively, not including a cumulative before tax reduction of comprehensive loss of approximately $244,000 and $75,000, at December 31, 2007 and 2006, respectively.

The significant assumptions used to measure the expected cost of benefits are as follows:

Weighted-average assumed health care cost trend rate:

8.5% grading uniformly to 5.0% over an eight year period at December 31, 2007

9.0% grading uniformly to 5.0% over an eight year period at December 31, 2006

Weighted-average discount rates for obligation:

6.00% at December 31, 2007

5.75% at December 31, 2006

Discount rates for the net periodic benefit cost:

5.75% for the year ended December 31, 2007

5.50% for the year ended December 31, 2006

The Company sets its discount rate annually in relationship to movements in published benchmark rates. The ultimate health care cost trend rate of 5% represents the Company’s best estimate of the long-term average annual health care cost increase over the duration of the postretirement benefit plan’s liabilities.

The effects of a 1% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2007 and 2006 and the aggregate of net periodic postretirement health and benefit costs for the years ended December 31, 2007 and 2006.

Components of the net periodic postretirement benefit cost for the years ended December 31, 2007 and 2006 are as follows:

(in thousands of dollars)	December 31, 2007	December 31, 2006
Service cost	$21	$30
Interest cost	$22	29
Amortization of net actuarial gains	(17)	(1)

Net periodic postretirement benefit cost	$26	$58

The Company expects approximately $14,000 in accumulated other comprehensive income to be reclassified into net period cost in 2008 related to unrecognized actuarial gains. There are no unrecognized prior service costs or transition obligations for the Postretirement Plan at December 31, 2007.

The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2008	$8
2009	13
2010	15
2011	23
2012	36
2013-2017	261

Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2008.

Cello-Foil Executive Stock Bonus Plan

Prior to the Cello-Foil Acquisition in 2005, the board of directors of Cello-Foil designated 1,625 shares of Cello-Foil stock to be allocated to executive employees of Cello-Foil at the discretion of the Cello-Foil board under an executive a stock bonus program (the “Stock Bonus Program”). The Stock Bonus Program was terminated in connection with the Cello-Foil Acquisition on July 15, 2005.

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

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to the options issued in December 2005. The prospective method also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to FAS 123(R) adoption is being recorded ratably over the vesting period of five years. The Company granted 12,750 options and recorded compensation expense of approximately $177,000 during the year ended December 31, 2007. The company granted 3,950 options and recorded compensation expense of approximately $18,000 related to such stock options during the year ended December 31, 2006. As of December 31, 2007, the total compensation cost related to non-vested awards not yet recognized was approximately $862,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.0 years.

The following table summarizes information about stock options outstanding at December 31, 2007 (there were no stock options exercisable at December 31, 2007):

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	57,000	7.8 years
$130	1,500	8.5 years
$140	8,100	9.1 years
$184	1,550	9.4 years

	68,150	8.1 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2006	66,250	$74.50
Granted	12,750	$145.35
Forfeited	(10,850)	$98.65

Options outstanding at December 31, 2007	68,150	$83.81	$5.5 million	8.1 years

There were 31,850 options available for grant at December 31, 2007 under the 2005 Stock Option Plan.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the Cello-Foil Acquisition. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of December 31, 2007 and 2006, the Company had three and four individuals, respectively, under the agreements that were receiving benefits. The deferred compensation liability for these agreements was approximately $502,000 and $573,000 at December 31, 2007 and 2006, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for the years ended December 31, 2007, 2006 and the periods form July 15, 2005 through December 31, 2005 and January 1, 2005 through July 14, 2005 was insignificant.

Other Benefit Plans

Effective with the Exopack Acquisition on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined annual goals. The Company recognized charges of approximately $900,000 and $1.8 million for benefits under the management incentive compensation plan for the years ended December 31, 2007 and 2006, respectively.

6.	Capital Structure

The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2007 and 2006) (“Voting Common Stock “) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2007 and 2006) (“Non-Voting Common Stock”), each with a par value of $0.001 per share. The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on the matters to be voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable (see Note 4 with respect to restrictions placed on declarations and payments under financing arrangements). Each share of Voting Common stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock.

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding at December 31, 2007 and 2006.

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

During the year ended December 31, 2007, the Company terminated certain employees and eliminated their positions. In connection with these terminations we recorded employee termination costs of approximately $2.0 million, which were included in “Selling, General and Administrative expenses” in the accompanying consolidated statement of operations. These employee termination costs do not include termination costs associated with exit and disposal activities, which are discussed below. Of the approximately $853,000 in severance accrued at December 31, 2006 and approximately $2.0 million in costs incurred in 2007, the Company paid approximately $2.1 million through December 31, 2007, so that approximately $800,000 remained accrued for such employee termination benefits at December 31, 2007.

Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its Canadian plastic packaging facilities. The Company remains obligated to make payments under a facility lease through December 2009 and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2007 is approximately $587,000.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. Exit costs incurred during the year ended December 31, 2006 as a result of this facility closure were approximately $1.7 million. During the year ended December 31, 2007, the Company increased its future lease obligation by approximately $791,000 as a result of re-evaluating the estimate of future sublease income assumed for the lease. The remaining lease obligation reflected in the accompanying consolidated balance sheet at December 31, 2007 is approximately $684,000.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities. The Company recorded costs of approximately $1.1 million for exit activities related to this sale in the year ended December 31, 2006. No significant costs related to this exit activity were incurred during the year ended December 31, 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “Selling, general and administrative expenses” in the accompanying 2006 consolidated statement of operations. There was no remaining liability for such employee termination costs at December 31, 2007 and 2006.

8.	Commitments and Contingencies

Operating Leases

The Company leases certain buildings, equipment, vehicles, warehouses, and office space under the terms of non-cancelable operating leases which expire through the year 2021.

Future annual payments on the operating leases as of December 31, 2007 are as follows:

(in thousands of dollars)
Year Ending December 31
2008	$6,413
2009	6,130
2010	4,579
2011	4,231
2012	3,711
2013 and Thereafter	17,391

Total	$42,455

Rent expense for all operating leases amounted to approximately $5.5 million and $4.5 million (excluding the provision for future rental costs related to the pouch production facility and the Canadian plastic facility as discussed in Note 7) for the years ended December 31, 2007 and 2006, respectively.

Service Agreements

The Company has contracted for certain data processing and maintenance services under contract with remaining commitment periods greater than one year which expire at various dates through February 2010. The annual expense under these contracts is approximately $608,000 and is subject to annual price index increases.

Purchase Commitments

The Company, through its subsidiary, Cello-Foil, is obligated under an agreement through December 31, 2009 with its major ink supplier to purchase annually the greater of $4.0 million of ink or 90% of all ink purchases by Cello-Foil from this supplier subject to certain rebates. For the years ended December 31, 2007 and 2006, Cello-Foil purchased approximately $6.6 million and $5.7 million, respectively, of ink from this supplier.

Capital Project Commitments Related to Property, Plant and Equipment

At December 31, 2007, the Company has various capital projects related to property, plant and equipment in progress with approximately $12.7 million in future estimated costs to complete the projects.

Legal Proceedings

Form time to time, the Company becomes party to other legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s consolidated financial condition, results of operations or cash flows.

9.	Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not intend to repatriate earnings, if any, from foreign jurisdictions.

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

Federal income tax return periods beginning as of January 1, 2004 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of December 31, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company has the ability to seek reimbursement for income tax assessments from the tax escrow arising from the pre-acquisition exposures of the acquired former Exopack entities through October 2009 which corresponds with the statute closure of those periods. Accordingly the Company identified approximately $46,000 of unrecognized tax benefit at adoption of FIN 48, all of which was covered under the escrow indemnification agreement. During 2007, an additional $26,000 was identified and recorded primarily related to the pre-acquisition period of former Exopack entities which are also covered under the tax escrow provisions. Accordingly, the Company has not recorded any net liability for uncertain tax positions in its financial statements as of December 31, 2007.

A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows:

(in thousands of dollars)
Gross uncertain tax benefit at January 1, 2007	$46
Gross increases-pre-acquisition period	26
Gross increases-current year	None
Gross decreases	None
Gross uncertain tax benefit at December 31, 2007	72

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2007 and 2006, respectively.

The following table presents components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate for the years ended December 31, 2007 and 2006:

	Successor			Predecessor
(in thousands of dollars)	Year Ended Dec. 31, 2007	Year Ended Dec. 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005
(Benefit from) provision for income taxes:
Current
Federal	$—	$—	$—	$(815)
Foreign	277	—	—	—
State	141	55	—	(47)

	418	55	—	(862)

Deferred
Federal	23	(1,882)	(1,383)	(869)
Foreign	(843)	(402)	—	—
State	(139)	(118)	(163)	8

	(959)	(2,402)	(1,546)	(861)

	$(541)	$(2,347)	$(1,546)	$(1,723)

The components of deferred income tax assets and liabilities are summarized as follows at December 31, 2007 and 2006:

(in thousands of dollars)	2007	2006
Gross deferred income tax assets
Net operating loss carry-forwards	$8,404	$3,919
Minimum pension liability	3,648	3,916
Accrued vacation	1,666	1,452
AMT credit carryforwards	1,190	1,190
Accrued workers’ compensation liability	958	1,007
Deferred compensation and future stock option payments	305	1,217
Net accounts receivable basis difference	491	637
Accrual for medical claims incurred but not reported	379	457
State and other tax credit carry-forwards	444	444
Net inventory basis difference	939	385
Other accruals and reserves	600	399

	19,024	15,023

Gross deferred income tax liabilities
Net fixed asset basis difference	(33,941)	(32,876)
Goodwill and other intangible assets basis differences	(20,402)	(20,886)
Postretirement and pension accruals	(1,021)	1,167
Other	(514)	(203)

	(55,878)	(52,798)

Gross deferred tax liabilities, net	(36,854)	(37,775)
Less: valuation allowance on certain deferred income tax assets	(1,636)	(444)

Net deferred income tax liabilities	$(38,490)	$(38,219)

The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2007 and 2006:

(in thousands of dollars)	Dec. 31 2007	Dec. 31 2006
Current deferred income tax asset	$4,751	$3,880
Long-term deferred income tax liability	(43,241)	(42,099)

	$(38,490)	$(38,219)

The reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is summarized as follows:

	Successor						Predecessor
(in thousands of dollars)	Year ended Dec. 31, 2007		Year ended Dec. 31, 2006		Period from July 15, 2005 through Dec. 31, 2005		Period from Jan. 1, 2005 through July 14, 2005
Federal income tax (benefit) at the statutory rate	$(1,512)	34%	$(2,461)	34%	$(1,480)	34%	$(1,761)	34%
Foreign rate differential	(50)	1%	—	0%	—	0%	—	0%
State income tax (benefit), net of federal income tax (benefit)	2	0%	(42)	1%	(162)	4%	(1)	0%
Permanent differences	145	-3%	194	-3%	100	-2%	8	0%
Valuation allowance	1,192	-27%	—	0%	—	0%	—	0%
Adjustment related to prior year taxes	(354)	8%	—	0%	—	0%	—	0%
Other	36	-1%	(38)	0%	(4)	0%	31	-1%

	$(541)	12%	$(2,347)	32%	$(1,546)	36%	$(1,723)	33%

At December 31, 2007, the Company had Federal net operating loss carry forwards of approximately $14.1 million, which begin to expire in 2024, Canadian loss carry forwards of approximately $7.9 million, which begin to expire in 2009, and alternative minimum tax credit carry forwards of approximately $1.2 million, which do not expire. The Company has placed a valuation allowance of approximately $1.2 million against the Canadian loss carryforwards net of the Canadian deferred tax liabilities.

During 2006, The Internal Revenue Service (“IRS”) completed an examination of the tax year ended December 31, 2004 for Exopack’s predecessor company, with no further tax obligation due to the Company. Also, during 2006, the IRS completed an examination of Cello-Foil Products, Inc.’s separate tax return for the period ended July 14, 2005, with an impact to the net operating loss carry forward as discussed in Note 1. Certain research and experimentation tax credits claimed by Cello-foil, which previously had a full valuation allowance recorded against them as of December 31, 2005, were not adjusted upon examination of the Cello-Foil income tax return. As such, the Company reversed the valuation allowance for these research and experimentation tax credit carry forwards during the year ended December 31, 2006 with the corresponding reduction in goodwill.

The Company has state tax credit carry forwards totaling approximately $444,000 which it does not expect to be able to utilize; accordingly, the Company has recorded a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2007 and 2006.

10.	Related Party Transactions

Transactions with Affiliates of Sun Capital

In 2005, the Company entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (‘Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the agreement). Prior to January 31, 2006, the Company was required to pay an annual management fee equal to the greater of $1.0 million or 3.0% of EBITDA (as defined in the agreement).

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events including, without limitation, refinancings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement. The agreement terminates on October 13, 2015.

During the years ended December 31, 2007 and 2006, the Company incurred management fees and other related expenses under the management services agreement of approximately $1.2 million and $1.3 million, respectively. Such fees are reflected in “Selling, General and Administrative Expense” in the accompanying consolidated statements of operations.

The Company paid approximately $190,000 of professional fees and other expenses on behalf of CPG during the year ended December 31, 2007. This amount is reflected in “Selling, General, and Administrative Expense” in the accompanying consolidated statement of operations.

During the year ended December 31, 2007, the Company paid Sun Capital Management approximately $231,000 for management services in conjunction with the EPF Acquisition. There were no additional management or consulting fees incurred for the year ended December 31, 2006.

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

Subsequent to the Merger, the Company operates principally in two reportable segments: paper packaging and plastic packaging and films. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap, as well as precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Prior to the Merger, the Company operated in the plastic segment exclusively.

Identifiable assets by business segment include only those assets that are specifically identified with each segment’s operations. Corporate assets include primarily certain cash held at the corporate level, deferred financing costs, income tax assets, certain non-trade receivables, capitalized software costs, corporate property, and the carrying amount of indefinite-lived trade names acquired in the Merger.

The Company evaluates performance based on profit or loss from operations. During the years ended December 31, 2007 and 2006 and the periods from July 15, 2005 to December 31, 2005 and January 1, 2005 to July 14, 2005 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Successor			Predecessor
(in thousands of dollars)	Year ended December 31, 2007	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from January 1, 2005 through July 14, 2005
Paper packaging	$6,817	$7,259	$3,439	$—
Plastic packaging and films	7,044	6,917	2,818	3,478

Total allocations	$13,861	$14,176	$6,257	$3,478

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit in inventory is recognized as a reduction in cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Effects of intersegment sales and intercompany profit are not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2007 and 2006 and the periods from July 15, 2005 to December 31, 2005 and January 1, 2005 to July 14, 2005 (certain reclassifications have been made to the prior period intersegment revenues to conform to the current presentation).

	Successor			Predecessor
	Year ended December 31, 2007	Year ended December 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005

(in thousands of dollars)
Revenues from external customers:
Paper packaging	$326,962	$336,736	$75,597	$—
Plastic packaging and films	349,111	318,687	87,788	37,125

Total	$676,073	$655,423	$163,385	$37,125

Intersegment revenues:
Paper packaging	$—	$—	$—	$—
Plastic packaging and films	4,763	5,492	292	—

Total	$4,763	$5,492	$292	$—

Operating income (loss):
Paper packaging	$27,808	$26,719	$2,752	$—
Plastic packaging and films	15,554	20,082	2,094	$960
Corporate	(20,472)	(22,748)	(3,432)	(6,292)

Total	22,890	24,053	1,414	(5,332)
Interest expense (income)— Corporate	28,884	27,262	5,833	(134)
Loss on early extinguishment of debt—Corporate	—	4,002	—	—
Other expense (income), net—Corporate	(1,548)	27	(65)	(19)

(Loss) income before income taxes	$(4,446)	$(7,238)	$(4,354)	$(5,179)

Identifiable assets:
Paper packaging	$193,968	$190,265	$182,115	n/a
Plastic packaging and films	256,307	188,846	182,850	n/a
Corporate	68,834	72,018	79,706	n/a

Total	$519,109	$451,129	$444,671	n/a

Depreciation and amortization:
Paper packaging	$6,881	$6,321	$1,138	—
Plastic packaging and films	9,181	7,060	1,797	1,072
Corporate	2,228	2,340	661	—

Total	$18,290	$15,721	$3,596	1,072

Capital expenditures:
Paper packaging	$5,992	$3,730	$1,278	$—
Plastic packaging and films	16,881	13,166	2,856	544
Corporate	371	558	78	—

Total	$23,244	$17,454	$4,212	$544

Net Sales to Unaffiliated Customers

The following geographic information represents the Company’s net sales based on product shipment location for the years ended December 31, 2007 and 2006 and the periods from July 15, 2005 through December 31, 2005 and January1, 2005 through July 14, 2005 and total long-lived assets based on physical locations at December 31, 2007 and 2006:

	Successor			Predecessor
(in thousands)	Year ended Dec. 31, 2007	Year ended Dec. 31, 2006	Period from July 15, 2005 through Dec. 31, 2005	Period from Jan. 1, 2005 through July 14, 2005
United States	$611,735	$602,271	$148,185	$37,125
United Kingdom	14,759	—	—	—
Canada	49,579	53,152	15,200	—

	$676,073	$655,423	$163,385	$37,125

Total Long-Lived Assets

(in thousands)	2007	2006
United States	$291,034	$269,511
Canada	19,970	7,935
United Kingdom	9,823	—

	$320,827	$277,446

12.	Insurance Proceeds

In October 2007 we received $1.8 million in net insurance proceeds from an insurance claim for business interruption related to the 2005 hurricane season. Certain of our significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at our manufacturing facilities.

13.	Valuation and Qualifying Accounts

			Additions
	Balance at Beginning of Period		Charged to Expense		Other		Deductions		Balance at End of Period

(in thousands)
2007 (successor period)
Allowance for Uncollectible Accounts	$2,185		$(323)		$452	(7)	$648	(4)	$1,666
Valuation Allowance for Deferred Tax Assets	$444		$1,192	(6)	$—		$—		$1,636
2006 (successor period)
Allowance for Uncollectible Accounts	$3,166		$318		$—		$1,299	(4)	$2,185
Valuation Allowance for Deferred Tax Assets	$583		$—		$(139	)(2)	$—		$444
2005 (successor period)
Allowance for Uncollectible Accounts	$146		$139		$3,534	(3)	$653	(4)	$3,166
Valuation Allowance for Deferred Tax Assets	$583	(1)	$—		$—		$—		$583
2005 (predecessor period)
Allowance for Uncollectible Accounts	$146		$—		$—		$—		$146
LIFO Reserve	$1,338		$499		$—		$—		$1,837	(5)

(1)	A valuation allowance was recorded for certain deferred tax assets in connection with the acquisitions of Cello-Foil and Exopack during 2005.

(2)	The valuation allowance for deferred tax assets was reduced during 2006 with a corresponding reduction in goodwill. See Note 9 for further discussion.

(3)	Represents allowance for uncollectible accounts recorded through purchase accounting in relation to the acquisitions of Exopack and TPG.

(4)	Represents amounts written off during the period.

(5)	The LIFO reserve was eliminated in connection with the acquisition of Cello-Foil. See Note 2 for further discussion.

(6)	During 2007, the Company recorded a non-cash charge to establish a valuation allowance against net operating losses specifically related to the Company’s Canadian operations. See Note 2 for further discussion.

(7)	Represents allocation for uncollectible accounts recorded through purchase accounting in relation to the EEF and EPF Acquisitions.

14.	Consolidating Financial Information

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

The following consolidating financial statements present the balance sheets as of December 31, 2007 and December 31, 2006, the statements of operations for the years ended December 31, 2007 and 2006, and the statements of cash flows for the years ended December 31, 2007 and 2006, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$306	$925	$—	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,666)	—	64,076	14,794	—	78,870
Income taxes receivable	—	382	—	—	382
Other receivables	—	4,054	313	—	4,367
Inventories	—	77,674	17,972	(25)	95,621
Deferred income taxes	—	4,716	35	—	4,751
Prepaid expenses and other current assets	—	2,266	1,414	—	3,680

Total current assets	77	153,474	35,453	(25)	188,979
Property, plant, and equipment, net	—	158,202	28,191	—	186,393
Deferred financing costs, net	7,148	1,135	—	—	8,283
Intangible assets, net	—	68,205	720	—	68,925
Goodwill	—	64,626	883	—	65,509
Investment in subsidiaries	100,343	14,660	—	(115,003)	—
Intercompany receivables	35,640	27,694	693	(64,027)	—
Other assets	—	820	200	—	1,020

Total assets	$143,208	$488,816	$66,140	$(179,055)	$519,109

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$66,647	$4,280	$—	$70,927
Accounts payable	—	60,061	12,130	—	72,191
Accrued liabilities	10,312	24,694	4,654	—	39,660
Income taxes payable	—	—	278	—	278

Total current liabilities	10,312	151,402	21,342	—	183,056

Long-term liabilities
Long-term debt, less current portion	220,000	130	—	—	220,130
Deferred income taxes	(21,439)	62,821	1,859	—	43,241
Intercompany payables	(130,673)	166,449	28,251	(64,027)	—
Other liabilities	—	7,646	28	—	7,674

Total long-term liabilities	67,888	237,046	30,138	(64,027)	271,045

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share -100,000 shares authorized, no shares issued and outstanding at December 31, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2007	—	—	—	—	—
Additional paid-in capital	72,195	72,195	23,835	(96,030)	72,195
Accumulated other comprehensive income, net	4,417	4,417	974	(5,391)	4,417
Accumulated deficit	(11,604)	23,756	(10,149)	(13,607)	(11,604)

Total stockholder’s equity	65,008	100,368	14,660	(115,028)	65,008

Total liabilities and stockholder’s equity	$143,208	$488,816	$66,140	$(179,055)	$519,109

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$36	$353	$96	$—	$485
Trade accounts receivable (net of allowance for uncollectible accounts of $2,185)	—	58,880	5,222	—	64,102
Income taxes receivable	—	4,506	—	—	4,506
Other receivables	—	1,503	197	—	1,700
Inventories	—	78,936	8,553	(33)	87,456
Deferred income taxes	—	3,880	—	—	3,880
Prepaid expenses and other current assets	—	1,266	544	—	1,810

Total current assets	36	149,324	14,612	(33)	163,939
Property, plant, and equipment, net	—	137,837	7,935	—	145,772
Deferred financing costs, net	8,298	547	—	—	8,845
Intangible assets, net	—	69,037	—	—	69,037
Goodwill	—	62,637	—	—	62,637
Investment in subsidiaries	86,486	6,442	—	(92,928)	—
Intercompany receivables	35,641	7,310	925	(43,876)	—
Other assets	—	899	—	—	899

Total assets	$130,461	$434,033	$23,472	$(136,837)	$451,129

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,801	$3,271	$—	$10,072
Accounts payable	147	53,031	4,466	—	57,644
Accrued liabilities	10,313	33,841	573	—	44,727
Income taxes payable		82	(4)		78

Total current liabilities	10,460	93,755	8,306	—	112,521

Long-term liabilities
Long-term debt, less current portion	220,000	177	—	—	220,177
Deferred income taxes	(12,353)	53,830	622	—	42,099
Intercompany payables	(153,603)	189,377	8,102	(43,876)	—
Other liabilities	—	10,375	—	—	10,375

Total long-term liabilities	54,044	253,759	8,724	(43,876)	272,651

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2006	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2006	—	—	—	—	—
Additional paid-in capital	72,018	72,018	12,144	(84,162)	72,018
Accumulated other comprehensive income (loss), net	1,638	1,638	261	(1,899)	1,638
Accumulated deficit	(7,699)	12,863	(5,963)	(6,900)	(7,699)

Total stockholder’s equity	65,957	86,519	6,442	(92,961)	65,957

Total liabilities and stockholder’s equity	$130,461	$434,033	$23,472	$(136,837)	$451,129

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$614,548	$64,234	$(2,709)	$676,073
Cost of sales	—	545,210	61,182	(2,717)	603,675

Gross margin	—	69,338	3,052	8	72,398
Selling, general and administrative expenses	569	41,678	5,957	—	48,204
Impairment of intangible asset	—	1,304	—	—	1,304

Operating income (loss)	(569)	26,356	(2,905)	8	22,890

Other expenses (income)
Interest expense	23,323	4,118	1,443	—	28,884
Other expense (income), net	—	(1,953)	405	—	(1,548)

Net other expense	23,323	2,165	1,848	—	27,336

(Loss) income before income taxes	(23,892)	24,191	(4,753)	8	(4,446)
(Benefit from) provision for income taxes	(9,086)	9,112	(567)	—	(541)

Net (loss) income before equity in earnings of affiliates	(14,806)	15,079	(4,186)	8	(3,905)
Equity in earnings (loss) of affiliates	10,901	(4,186)	—	(6,715)	—

Net income (loss)	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$608,027	$50,984	$(3,588)	$655,423
Cost of sales	—	537,946	48,955	(3,555)	583,346

Gross margin	—	70,081	2,029	(33)	72,077
Selling, general and administrative expenses	18	40,123	7,883	—	48,024

Operating income (loss)	(18)	29,958	(5,854)	(33)	24,053

Other expenses (income)
Interest expense	23,140	4,025	97	—	27,262
Loss on early extinguishment of debt	4,002	—	—	—	4,002
Other expense (income), net	—	(181)	208	—	27

Net other expense	27,142	3,844	305	—	31,291

(Loss) income before income taxes	(27,160)	26,114	(6,159)	(33)	(7,238)
(Benefit from) provision for income taxes	(10,321)	8,376	(402)	—	(2,347)

Net (loss) income before equity in earnings of affiliates	(16,839)	17,738	(5,757)	(33)	(4,891)
Equity in earnings (loss) of affiliates	11,948	(5,757)	—	(6,191)	—

Net (loss) income	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,175	15,410	1,705	—	18,290
Equity in loss (earnings) of affiliates	(10,901)	4,186	—	6,715	—
Deferred income tax (benefit) provision	(9,086)	8,973	(863)	—	(976)
Impairment of intangible asset		1,304			1,304
Stock compensation expense	177	177	—	(177)	177
(Recovery from) provision for bad debts	—	(492)	169	—	(323)
(Gain) loss on sales and disposition of property, plant and equipment	—	1,172	139	—	1,311
Impairment of property, plant, and equipment	—	593	—	—	593
Changes in operating assets and liabilities (net of operating assets and liabilities acquired for 2007)	—			—
Receivables	—	(731)	(2,825)	—	(3,556)
Inventories	—	2,613	950	(8)	3,555
Prepaid expenses and other assets	—	(2,813)	(159)	—	(2,972)
Accounts payable and accrued and other liabilities	(149)	(10,986)	6,124	—	(5,011)
Income tax receivable/payable	—	4,043	279	—	4,322

Net cash (used in) provided by operating activities	(22,689)	34,342	1,333	(177)	12,809

Cash flows from investing activities
Acquisition of EAC and EPF		(48,900)	(30,535)	30,535	(48,900)
Purchases of property, plant and equipment	—	(22,607)	(637)	—	(23,244)
Proceeds on sales of property, plant and equipment	—	248	110	—	358
Investments in subsidiaries	(177)	—	—	177	—

Net cash used in investing activities	(177)	(71,259)	(31,062)	30,712	(71,786)

Cash flows from financing activities
Repayment of subordinated term loans	—	(45)	(43)	—	(88)
Borrowings under revolving credit facility	—	829,183	30,000	—	859,183
Repayments of revolving credit facility	—	(769,337)	(29,697)	—	(799,034)
Intercompany borrowings (repayments)	22,932	(23,910)	19,822	(18,844)	—
Capital contribution by Parent			11,691	(11,691)	—
Financing costs paid	(25)	(646)	—	—	(671)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	22,907	35,243	31,773	(30,535)	59,388
Effect of exchange rate changes on cash	—	1,627	(1,215)	—	412

Increase in cash	41	(47)	829	—	823
Cash
Beginning of period	36	353	96	—	485

End of period	$77	$306	$925	$—	$1,308

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,029	13,846	846	—	15,721
Equity in loss (earnings) of affiliates	(11,948)	5,757	—	6,191	—
Deferred income tax (benefit) provision	(10,321)	8,321	(402)	—	(2,402)
Loss on early extinguishment of debt	4,002	—	—	—	4,002
Stock compensation expense	18	18	—	(18)	18
(Recovery from) provision for bad debts	—	143	175	—	318
Loss on sales and disposition of property, plant and equipment	—	689	373	—	1,062
Impairment of property, plant and equipment	—	—	365	—	365
Increase in cash surrender value of life insurance, net of premiums paid	—	(13)		—	(13)
Changes in operating assets and liabilities	—			—
Receivables	—	(3,265)	2,159	—	(1,106)
Inventories	—	(6,671)	(33)	33	(6,671)
Prepaid expenses and other assets	—	648	1,308	—	1,956
Accounts payable and accrued and other liabilities	7,107	(6,493)	(266)	—	348
Income tax receivable/payable	—	964	—	—	964

Net cash (used in) provided by operating activities	(15,004)	25,925	(1,232)	(18)	9,671

Cash flows from investing activities
Acquisition of TPG, net of cash acquired	—	—	(19)	—	(19)
Acquisition of Exopack - purchase price adjustments	—	(346)	—	—	(346)
Purchases of property, plant and equipment	—	(15,629)	(1,825)	—	(17,454)
Proceeds on sales of property, plant and equipment	—	47	13	—	60
Proceeds from return of investment in life insurance	—	328		—	328
Investments in subsidiaries	(15,018)	—	—	15,018	—
Other	—	(50)	—	—	(50)

Net cash used in investing activities	(15,018)	(15,650)	(1,831)	15,018	(17,481)

Cash flows from financing activities
Proceeds from issuance of senior notes	220,000	—	—	—	220,000
Repayment of bridge loan	(200,000)	—	—	—	(200,000)
Borrowings under subordinated term loans	—	238	—	—	238
Repayment of subordinated term loans	(36,645)	(16)	—	—	(36,661)
Borrowings under revolving credit facility	—	569,658	27,443	—	597,101
Repayments of revolving credit facility	—	(562,905)	(24,172)	—	(587,077)
Intercompany borrowings (repayments)	40,319	(39,145)	(1,174)	—	—
Capital contribution by parent	15,000	15,000	—	(15,000)	15,000
Financing costs paid	(8,616)	(670)	—	—	(9,286)
Repayments of capital lease obligation	—	(9)	—	—	(9)

Net cash provided by (used in) financing activities	30,058	(17,849)	2,097	(15,000)	(694)
Effect of exchange rate changes on cash	—	135	(33)	—	102

Decrease in cash	36	(7,439)	(999)	—	(8,402)
Cash
Beginning of period	—	7,792	1,095	—	8,887

End of period	$36	$353	$96	$—	$485

EXHIBIT INDEX

Number	Description

2.1	Purchase Agreement, among Intelicoat Technologies Image Products Holdco LLC, Image Products Group LLC, Exopack Advanced Coatings, LLC, Exopack Holdings UK, Ltd., and Exopack Holding Corp., dated August 6, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 10, 2007).

3.1	Certificate of Incorporation of FPD Holdings Corp., dated April 12, 2001 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.2	Certificate of Amendment to the Certificate of Incorporation of FPD Holdings Corp. (amending name to Exo-Tech Packaging Holding Corp.), dated July 26, 2001 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.3	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp., dated August 6, 2001 (incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.4	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp. (amending name to Exopack Holding Corp.), dated August 25, 2001 (incorporated by reference to Exhibit 3.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.5	Certificate of Merger of Exopack Integrated, Inc. with and into Exopack Holding Corp. (the surviving corporation), dated October 13, 2005 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.6	Bylaws of FPD Holdings Corp., dated April 30, 2001 (incorporated by reference to Exhibit 3.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.7	Certificate of Incorporation of FPD Acquisition, Inc., dated April 12, 2001 (incorporated by reference to Exhibit 3.7 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.8	Certificate of Conversion of FPD Acquisition, Inc. into Exo-Tech Packaging, L.L.C. (with Exo-Tech, L.L.C. as the surviving entity), dated July 27, 2001 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.9	Certificate of Formation of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.10	Certificate of Amendment to the Certificate of Formation of Exo-Tech Packaging, L.L.C. (amending name to Exopack, LLC), dated August 28, 2001 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.11	Limited Liability Company Agreement of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.12	Certificate of Formation of Exopack-Thomasville, LLC, dated September 12, 2001 (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.13	Limited Liability Company Agreement of Exopack-Thomasville, LLC, dated September 27, 2003 (incorporated by reference to Exhibit 3.13 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.14	Certificate of Formation of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.14 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.15	Certificate of Amendment to the Certificate of Formation of SF&A Acquisition, L.L.C., dated September 30, 2002 (incorporated by reference to Exhibit 3.15 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.16	Certificate of Amendment to the Certificate of Formation of Specialty Films & Associates, L.L.C (amending name to Exopack Hebron, L.L.C.), dated January 10, 2005 (incorporated by reference to Exhibit 3.16 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.17	Limited Liability Company Agreement of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.17 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.18	Articles of Incorporation of Portsmouth Acquisition Co., dated July 19, 2003 (incorporated by reference to Exhibit 3.18 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.19	Certificate of Amendment of Articles of Incorporation of Portsmouth Acquisition Co. (amending name to Exopack-Ontario, Inc.), dated October 1, 2003 (incorporated by reference to Exhibit 3.19 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.20	Bylaws of Portsmouth Acquisition Co., dated July 22, 2003 (incorporated by reference to Exhibit 3.20 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.21	Certificate of Incorporation of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.21 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.22	By-Laws of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.22 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.23	Limited Liability Company Articles of Organization of Exopack-Technology, LLC, dated September 15, 2003 (incorporated by reference to Exhibit 3.23 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.24	Limited Liability Company Agreement of Exopack-Technology, LLC, dated September 29, 2003 (incorporated by reference to Exhibit 3.24 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.25	Articles of Incorporation of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.25 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.26	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated May 13, 1977 (incorporated by reference to Exhibit 3.26 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.27	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated March 3, 1992 (incorporated by reference to Exhibit 3.27 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.28	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated June 9, 2005 (incorporated by reference to Exhibit 3.28 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.29	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated September 21, 2005 (incorporated by reference to Exhibit 3.29 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.30	Bylaws of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.30 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.31	Certificate of Incorporation of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.31 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.32	By-Laws of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.32 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.33	Certificate of Incorporation of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.33 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.34	By-Laws of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.34 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.35	Certificate of Incorporation of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.35 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.36	By-Laws of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.36 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.37	Articles of Association of 3104623 Nova Scotia Company, dated August 26, 2005 (incorporated by reference to Exhibit 3.37 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.38	Certificate of Name Change of 3104623 Nova Scotia Company to The Packaging Group (Canada) Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 3.38 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.1	Indenture dated January 31, 2006 between our Company and the Guarantors party thereto, The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.2	Form of 11.25% Senior Note due 2014 (included as Exhibit A1 of Exhibit 4.1).

4.3	Form of Guarantee relating to the 11.25% Senior Notes due 2014 (included as Exhibit E of Exhibit 4.1).

4.4	Exchange and Registration Rights Agreement, dated as of January 31, 2006, by and among our Company, our Subsidiary Guarantors and Goldman, Sachs & Co., on behalf of the initial purchasers of the old notes (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.1*

Amended and Restated Credit Agreement, dated as of January 31, 2006, as amended and restated as of October 31, 2007, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack-Newmarket, Ltd., as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lenders.

10.2	2005 Stock Option Plan of CPG Finance, Inc (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3	Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.4	Separation Benefit Agreement between among Exopack, LLC, CPG Finance Inc. and Jack Knott, dated January 10, 2006 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.5	Separation Benefit Agreement between among Exopack, LLC, CPG Finance Inc. and Jon Heard, dated March 23, 2007 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.6	Stock Option Grant Agreement between CPG Finance, Inc. and Jon Heard, dated December 12, 2005 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.7	Separation Benefit Agreement between among Exopack, LLC, CPG Finance Inc. and Fred Crowe, dated December 12, 2005 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.8	Stock Option Grant Agreement between CPG Finance, Inc. and Fred Crowe, dated December 12, 2005 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.9	Separation Benefit Agreement between among Exopack, LLC, CPG Finance Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.10	Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.11	Separation Benefit Agreement between among Exopack, LLC, CPG Finance Inc. and Gerry Ferguson, dated December 12, 2005 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.12	Stock Option Grant Agreement between CPG Finance, Inc. and Gerry Ferguson, dated December 12, 2005 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.13*	Offer Letter between Jack Knott and Exopack Holding Corp. dated January 10, 2006

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Exopack Holding Corp.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

E-4