Form 10-Q
period 2008-03-31
EXOPACK HOLDING CORP
filed 2008-05-15
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
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

EXOPACK HOLDING CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share and per share data)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash	$1,214	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,772 and $1,666 for 2008 and 2007, respectively)	87,729	78,870
Income taxes receivable	382	382
Other receivables	9,669	4,367
Inventories	100,444	95,621
Deferred income taxes	4,580	4,751
Prepaid expenses and other current assets	3,584	3,680

Total current assets	207,602	188,979
Property, plant, and equipment, net	184,994	186,393
Deferred financing costs, net	7,897	8,283
Intangible assets, net	68,430	68,925
Goodwill	65,508	65,509
Other assets	812	1,020

Total assets	$535,243	$519,109

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$87,055	$70,927
Accounts payable	78,325	72,191
Accrued liabilities	35,823	39,660
Income taxes payable	477	278

Total current liabilities	201,680	183,056

Long-term liabilities
Long-term debt, less current portion	220,118	220,130
Deferred income taxes	42,673	43,241
Other liabilities	7,311	7,674

Total long-term liabilities	270,102	271,045

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	72,398	72,195
Accumulated other comprehensive income, net	3,281	4,417
Accumulated deficit	(12,218)	(11,604)

Total stockholder’s equity	63,461	65,008

Total liabilities and stockholder’s equity	$535,243	$519,109

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net sales	$203,726	$162,658
Cost of sales	182,577	141,396

Gross margin	21,149	21,262
Selling, general and administrative expenses	14,830	10,015

Operating income	6,319	11,247

Other expenses (income)
Interest expense	7,966	7,006
Other (income) expense, net	(847)	147

Net other expenses (income)	7,119	7,153

(Loss) income before income taxes	(800)	4,094
(Benefit from) provision for income taxes	(186)	1,493

Net (loss) income	$(614)	$2,601

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2007	1	$—	$72,195	$4,417	$(11,604)	$65,008
Stock compensation expense			203			203
Net loss	—	—	—		(614)	(614)
Cumulative translation adjustment	—	—	—	(1,136)	—	(1,136)

Balances at March 31, 2008	1	$—	$72,398	$3,281	$(12,218)	$63,461

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Cash flows from operating activities
Net (loss) income	$(614)	$2,601
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,314	4,239
Deferred income tax (benefit) provision	(398)	1,476
Stock compensation expense	203	48
Provision (recovery) for bad debts	22	(144)
Loss on sales and disposition of property, plant and equipment	32	69
Impairment of property, plant and equipment	106	—
Changes in operating assets and liabilities:
Trade accounts receivable	(9,310)	(1,185)
Inventories	(5,442)	3,092
Prepaid expenses, other receivables and other assets	(5,168)	(18)
Accounts payable and accrued and other liabilities	6,870	(12,688)
Income tax receivable/payable	202	2,751

Net cash (used in) provided by operating activities	(8,183)	241

Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	(7,124)	(4,920)
Proceeds from sales of property, plant and equipment	18	129
Acquisition of EPF	(1,011)	—

Net cash used in investing activities	(8,117)	(4,791)

Cash flows from financing activities
Repayment of subordinated term loans	(37)	(11)
Borrowings under revolving credit facility	222,433	180,206
Repayments of revolving credit facility	(206,035)	(175,497)
Deferred financing costs paid	(110)	—
Repayments of capital lease obligation	—	(2)

Net cash provided by financing activities	16,251	4,696
Effect of exchange rate changes on cash	(45)	63

(Decrease) increase in cash	(94)	209
Cash
Beginning of period	1,308	485

End of period	$1,214	$694

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1.	Organization, Acquisitions and Basis of Presentation

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

EEF Acquisition

On August 6, 2007, the Company acquired for a total purchase price of approximately $33.6 million (including acquisition costs of approximately $1.4 million) 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, the “Electronic and Engineered Films Business,” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under its senior credit facility (see Note 5). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). Third party net sales related to EEF were approximately $18.7 million for the three months ended March 31, 2008.

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

The allocation of the purchase price for the EEF acquisition is subject to adjustment as additional information becomes available.

Liqui-Box Acquisition

On November 28, 2007, the Company acquired for a total purchase price of approximately $15.9 million (including acquisition costs of approximately $1.6 million) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “Liqui-Box Acquisition”). The Company financed the Liqui-Box Acquisition primarily through borrowings under its senior credit facility (see Note 5). Prior to the Liqui-Box Acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”). Third party net sales related to EPF were approximately $16.4 million for the three months ended March 31, 2008.

The net acquisition cost of $15.9 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS No. 141 and includes the following allocations:

(in thousands of dollars)	Liqui-Box Acquisition
Assets acquired:
Inventories	$5,003
Prepaid expenses	35
Property, plant and equipment	11,753

Total assets acquired	16,791

Liability assumed:
Accrued Vacation	(941)

Net acquisition cost	$15,850

The allocation of the purchase price for the Liqui-Box Acquisition is preliminary and is subject to adjustment as we continue to negotiate the net working capital adjustment with the seller and as additional information becomes available. The Company has included an estimated $453,000 net working capital adjustment in “other receivables.”

The above-described acquisitions that were completed in 2007 were not material to our results of operations and balance sheet and, accordingly, unaudited pro-forma financial information is omitted from these consolidated financial statements.

The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom and Canada. Twelve manufacturing facilities are in the plastic packaging and films segment, of which the Company leases six (including two foreign manufacturing facilities in Ontario, Canada and one in North Wales, United Kingdom) and owns the remaining six facilities. The Company operates six manufacturing facilities in the paper packaging segment, which are all owned properties.

Basis of Presentation

The unaudited consolidated financial statements for the three months ended March 31, 2008 include the results of operations of the Company, reflecting Exopack, Cello-Foil, TPG, EAC and EPF operations. The unaudited consolidated financial statements for the three months ended March 31, 2007 include the results of operations of the Company, reflecting Exopack, Cello-Foil and TPG operations.

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period or for the fiscal year.

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and notes thereto in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard will become effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination the Company enters into after December 31, 2008 will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective for the Company on January 1, 2008. The Company’s adoption of the standard did not have a material effect on its consolidated financial position and results of operations. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

Effective January 1, 2008, the Company adopted FASB FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under FAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities at January 1, 2008. Therefore, the adoption of FAS No. 159 had no impact on the Company’s consolidated financial statements.

3.	Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	March 31, 2008	December 31, 2007
Raw materials and supplies	$43,746	$44,589
Work in progress	12,505	11,475
Finished goods	44,193	39,557

Total inventories	$100,444	$95,621

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil and Exopack in 2005, as well as the acquisition of EAC in 2007, and totaled approximately $65.5 million at both March 31, 2008 and December 31, 2007.

Of the goodwill totaling approximately $65.5 million at March 31, 2008, approximately $33.5 million and $32.0 million has been assigned to the paper packaging and plastic packaging and films segments, respectively. See Note 12 for further information regarding the Company’s segments. The goodwill is not deductible for income tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2008	December 31, 2007
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$16,221	$16,221
Patents (amortized over 2-15 years)	4,232	4,232
Trademarks and tradenames (amortized over 15 years)	1,322	1,322

	21,775	21,775
Accumulated amortization	(4,345)	(3,850)

Definite-lived intangible assets	17,430	17,925
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000

Net intangible assets	$68,430	$68,925

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was approximately $494,000 and $437,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and tradenames is approximately $2.0 million per year for 2008 and 2009, and approximately $1.9 million per year for the years 2010 through 2012.

5.	Financing Arrangements

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

The Notes mature on February 1, 2014, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership or in the event of a sale of certain assets. Prior to February 1, 2009, the Company may redeem up to 35.0% of the aggregate principal amount of the Notes with the net proceeds of one or more qualified equity offerings at a redemption price equal to 111.25% of the principal amount, plus accrued and unpaid interest to the date of redemption. In addition, at any time prior to February 1, 2010, the Company has the option to redeem all or a portion of the Notes at a redemption price equal to 100.0% of the principal amount of the Notes redeemed plus a “make-whole” premium and accrued and unpaid interest to the date of redemption. At any time on or after February 1, 2010, the Company may redeem all or a portion of the Notes at a redemption price equal to 100.0% of the principal amount of the Notes, plus a premium declining ratably to par (as defined in the indenture governing the Notes), plus accrued and unpaid interest to the date of redemption.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At March 31, 2008, approximately $87.0 million was outstanding and approximately $18.6 million was available for borrowings under the Senior Credit Facility (see Note 14).

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2008 was approximately 5.0%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At March 31, 2008, the Company was in compliance with these restrictions.

At March 31, 2008 and 2007, there were outstanding letters of credit of approximately $4.4 million and $4.1 million under the Senior Credit Facility, respectively.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At March 31, 2008, approximately $165,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan with approximately $42,000 remaining to be paid at March 31, 2008, with required monthly payments of principal and interest of approximately $8,300 through August of 2008.

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

Compensation expense, related to options issued subsequent to FAS 123(R) adoption, is recorded ratably over the vesting period of five years. Under the 2005 Stock Option Plan, CPG granted 20,050 and 11,200 options during the three months ended March 31, 2008 and 2007, respectively, to certain of the Company’s officers and key employees, and the Company recorded compensation expense of approximately $203,000 and $48,000 during those respective periods. As of March 31, 2008, the total compensation cost related to non-vested awards not yet recognized is approximately $2.5 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.3 years.

The following table illustrates the effect on net (loss) income for the three months ended March 31, 2008 and 2007 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with APB No. 25, and related interpretations:

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net (loss) income, as reported	$(614)	$2,601
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(70)	(78)

Pro forma net (loss) income	$(684)	$2,523

The fair values of the option grants during the three months ended March 31, 2008 and 2007 were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

	2008 Grants	2007 Grants	2006 Grants
Weighted-average grant date fair value per share	$93	$91	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	3.74%	4.77%	5.10%
Volatility	40.0%	40.0%	40.0%

The following tables summarize information about stock options outstanding at March 31, 2008 (there were no stock options exercisable at March 31, 2008).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	55,400	7.5 years
$130	1,500	8.2 years
$140	8,100	8.8 years
$184	1,550	9.1 years
$163	20,050	9.6 years

	86,600	8.5 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2007	68,150	$83.81
Granted	20,050	$163.00
Forfeited	(1,600)	$72.00

Options outstanding at March 31, 2008	86,600	$102.44	$5.5 million	8.5 years

There were 13,400 options available for grant at March 31, 2008 under the 2005 Stock Option Plan.

7.	Employee Benefit Plans

Defined Benefit Plans

The Company sponsors two defined benefit pension plans. The pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”) (collectively, the “Pension Plans”) were transferred to and assumed by the Company in connection with the acquisition of Exopack in 2005. Substantially all full-time employees of Exopack, LLC hired prior to June 30, 2003 were eligible to participate in the Retirement Plan. The Pension Plans were frozen prior to the acquisition of Exopack in 2005. Accordingly, the employees’ final benefit calculation under the Pension Plans was the benefit they had earned under the Pension Plans as of the date the Pension Plans were frozen. This benefit will not be diminished, subject to the terms and conditions of the Pension Plans, which will remain in effect. The Company also sponsors a postretirement benefit plan covering, on a restricted basis, certain Exopack employees pursuant to a collective bargaining agreement.

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2008 and 2007:

Pension Plans

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Interest cost	$731	$737
Expected return on plan assets	(804)	(822)

Net periodic benefit cost (income)	$(73)	$(85)

Postretirement benefit plan

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Service cost	$5	$8
Interest cost	6	8
Amortization of net actuarial gains	(4)	—

Net periodic postretirement benefit cost (income)	$7	$16

The Company contributed approximately $459,000 and $1,000 to the Retirement Plan during the three months ended March 31, 2008 and 2007, respectively, and contributions of approximately $1.1 million are expected to be made to the Retirement Plan during the remainder of 2008.

Other than Company contributions to fund annual benefit payments, no other contributions have been made or are expected to be required or made to fund the postretirement benefit obligation in 2008 or 2009.

Retirement Plan for employees of Exopack Performance Films, Inc.

On January 29, 2008 the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution is a guarantee for a two-year period that began on December 1, 2007. In addition, employees can contribute to a Savings Plan, and receive a match of 50% on the first 4% the employee defers in the plan. During the two-year transitional period, the employees will receive a matching contribution in the Savings Plan regardless of their Savings Plan contributions.

8.	Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its Canadian plastic packaging facilities. The Company remains obligated to make payments under a facility lease through December 2009 and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2008 is approximately $493,000. There were no exit costs incurred during the three months ended March 31, 2008 and 2007 related to this exit activity.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and plans to sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the three months ended March 31, 2008, the Company increased its future lease obligation by approximately $51,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability. During the three months ended March 31, 2007, the Company increased its future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of future sublease income assumed for the lease. These charges are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2008 is approximately $612,000.

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

10.	Comprehensive Income

The components of comprehensive income are as follows for the three months ended March 31, 2008 and 2007:

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Net (loss) income	$(614)	$2,601
Cumulative transalation adjustment	(1,136)	184

Comprehensive income	$(1,750)	$2,785

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the three months ended March 31, 2008:

(in thousands of dollars)	Foreign Currency Translation Adjustment	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$2,739	$1,678	$4,417
Year-to-date net change	(1,136)	—	(1,136)

Balance at March 31, 2008	$1,603	$1,678	$3,281

11.	Related Party Transactions

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $371,000 and $373,000 during the three months ended March 31, 2008 and 2007, respectively. The management fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement. The agreement terminates on October 13, 2015. No such expenses were incurred during the periods ended March 31, 2008 or 2007.

12.	Segments and Significant Customers

Segments

The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company believes that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

The Company operates principally in two reportable segments: paper packaging and plastic packaging and films. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap, as well as precision coated films, foils, fabrics and other substrates used in the electronic and performance films business.

The Company evaluates performance based on operating income. During the three months ended March 31, 2008 and 2007, segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Paper packaging	$1,827	$1,651
Plastic packaging and films	2,698	1,831

Total Allocations	$4,525	$3,482

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

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2008 and 2007 (certain reclassifications have been made to the prior period intersegment revenues to conform to the current presentation):

(in thousands of dollars)	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Revenues from external customers:
Paper packaging	$87,906	$83,420
Plastic packaging and films	115,820	79,238

Total	$203,726	$162,658

Intersegment revenues:
Paper packaging	$—	$—
Plastic packaging and films	1,847	1,165

Total	$1,847	$1,165

Operating income (loss):
Paper packaging	$7,880	$8,383
Plastic packaging and films	5,168	6,785
Corporate	(6,729)	(3,921)

Total	6,319	11,247
Interest expense -
Corporate	7,966	7,006
Other (income) expense, net -
Corporate	(847)	147

(Loss) income before income taxes	$(800)	$4,094

Significant Customers

During the three months ended March 31, 2008, one customer accounted for approximately 12.2% of the Company’s net sales and approximately 9.1% of the Company’s trade accounts receivable at March 31, 2008. During the three months ended March 31, 2007, one customer accounted for approximately 11% of the Company’s net sales and approximately 5.0% of the Company’s trade accounts receivable at March 31, 2007. The Company’s customers are located primarily in North America and the United Kingdom.

13.	Consolidating Guarantor and Nonguarantor Financial Information

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

The following consolidating financial statements present the balance sheets as of March 31, 2008 and December 31, 2007, the statements of operations and the statements of cash flows for the three months ended March 31, 2008 and 2007 for each of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2008

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$505	$632	$—	$1,214
Trade accounts receivable (net of allowance for uncollectible accounts of $1,772)	—	67,974	19,755	—	87,729
Income taxes receivable	—	382	—	—	382
Other receivables	—	8,619	1,050	—	9,669
Inventories	—	82,328	18,207	(91)	100,444
Deferred income taxes	—	4,545	35	—	4,580
Prepaid expenses and other current assets	—	2,249	1,335	—	3,584

Total current assets	77	166,602	41,014	(91)	207,602
Property, plant, and equipment, net	—	158,156	26,838	—	184,994
Deferred financing costs, net	6,855	1,042	—	—	7,897
Intangible assets, net	—	67,727	703	—	68,430
Goodwill	—	64,626	882	—	65,508
Investment in subsidiaries	102,636	14,196	—	(116,832)	—
Intercompany receivables	35,640	25,298	2,688	(63,626)	—
Other assets	—	632	180	—	812

Total assets	$145,208	$498,279	$72,305	$(180,549)	$535,243

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$79,362	$7,693	$—	$87,055
Accounts payable	—	63,699	14,626	—	78,325
Accrued liabilities	4,125	25,942	5,756	—	35,823
Income taxes payable	—	3	474	—	477

Total current liabilities	4,125	169,006	28,549	—	201,680

Long-term liabilities
Long-term debt, less current portion	220,000	118	—	—	220,118
Deferred income taxes	(23,632)	64,639	1,666	—	42,673
Intercompany payables	(118,746)	154,522	27,850	(63,626)	—
Other liabilities	—	7,267	44	—	7,311

Total long-term liabilities	77,622	226,546	29,560	(63,626)	270,102

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2008	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2008	—	—	—	—	—
Additional paid-in capital	72,398	72,398	23,835	(96,233)	72,398
Accumulated other comprehensive income, net	3,281	3,281	669	(3,950)	3,281
Accumulated deficit	(12,218)	27,048	(10,308)	(16,740)	(12,218)

Total stockholder’s equity	63,461	102,727	14,196	(116,923)	63,461

Total liabilities and stockholder’s equity	$145,208	$498,279	$72,305	$(180,549)	$535,243

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$306	$925	$—	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,666)	—	64,076	14,794	—	78,870
Income taxes receivable	—	382	—	—	382
Other receivables	—	4,054	313	—	4,367
Inventories	—	77,674	17,972	(25)	95,621
Deferred income taxes	—	4,716	35	—	4,751
Prepaid expenses and other current assets	—	2,266	1,414	—	3,680

Total current assets	77	153,474	35,453	(25)	188,979
Property, plant, and equipment, net	—	158,202	28,191	—	186,393
Deferred financing costs, net	7,148	1,135	—	—	8,283
Intangible assets, net	—	68,205	720	—	68,925
Goodwill	—	64,626	883	—	65,509
Investment in subsidiaries	100,343	14,660	—	(115,003)	—
Intercompany receivables	35,640	27,694	693	(64,027)	—
Other assets	—	820	200	—	1,020

Total assets	$143,208	$488,816	$66,140	$(179,055)	$519,109

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$66,647	$4,280	$—	$70,927
Accounts payable	—	60,061	12,130	—	72,191
Accrued liabilities	10,312	24,694	4,654	—	39,660
Income taxes payable	—	—	278	—	278

Total current liabilities	10,312	151,402	21,342	—	183,056

Long-term liabilities
Long-term debt, less current portion	220,000	130	—	—	220,130
Deferred income taxes	(21,439)	62,821	1,859	—	43,241
Intercompany payables	(130,673)	166,449	28,251	(64,027)	—
Other liabilities	—	7,646	28	—	7,674

Total long-term liabilities	67,888	237,046	30,138	(64,027)	271,045

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2007	—	—	—	—	—
Additional paid-in capital	72,195	72,195	23,835	(96,030)	72,195
Accumulated other comprehensive income, net	4,417	4,417	974	(5,391)	4,417
Accumulated deficit	(11,604)	23,756	(10,149)	(13,607)	(11,604)

Total stockholder’s equity	65,008	100,368	14,660	(115,028)	65,008

Total liabilities and stockholder’s equity	$143,208	$488,816	$66,140	$(179,055)	$519,109

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$168,296	$36,021	$(591)	$203,726
Cost of sales	—	149,467	33,635	(525)	182,577

Gross margin	—	18,829	2,386	(66)	21,149
Selling, general and administrative expenses	202	12,200	2,428	—	14,830

Operating (loss) income	(202)	6,629	(42)	(66)	6,319

Other expenses (income)
Interest expense	5,831	1,431	704	—	7,966
Other expense (income), net	—	(242)	(605)	—	(847)

Net other expense	5,831	1,189	99	—	7,119

(Loss) income before income taxes	(6,033)	5,440	(141)	(66)	(800)
(Benefit from) provision for income taxes	(2,193)	1,989	18	—	(186)

Net (loss) income before equity in earnings of affiliates	(3,840)	3,451	(159)	(66)	(614)
Equity in earnings (loss) of affiliates	3,226	(159)	—	(3,067)	—

Net (loss) income	$(614)	$3,292	$(159)	$(3,133)	$(614)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$152,543	$10,741	$(626)	$162,658
Cost of sales	—	131,827	10,182	(613)	141,396

Gross margin	—	20,716	559	(13)	21,262
Selling, general and administrative expenses	48	9,106	861	—	10,015

Operating income (loss)	(48)	11,610	(302)	(13)	11,247

Other expenses (income)
Interest expense	5,830	1,105	71	—	7,006
Other expense (income), net	—	3	144	—	147

Net other expense	5,830	1,108	215	—	7,153

(Loss) income before income taxes	(5,878)	10,502	(517)	(13)	4,094
(Benefit from) provision for income taxes	(2,134)	3,808	(181)	—	1,493

Net (loss) income before equity in earnings of affiliates	(3,744)	6,694	(336)	(13)	2,601
Equity in earnings (loss) of affiliates	6,345	(336)	—	(6,009)	—

Net income (loss)	$2,601	$6,358	$(336)	$(6,022)	$2,601

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(614)	$3,292	$(159)	$(3,133)	$(614)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	293	4,237	784	—	5,314
Equity in loss (earnings) of affiliates	(3,226)	159	—	3,067	—
Deferred income tax (benefit) provision	(2,193)	1,989	(194)	—	(398)
Stock compensation expense	203	203	—	(203)	203
(Recovery from) provision for bad debts	—	(48)	70	—	22
(Gain) loss on sales and disposition of property, plant and equipment	—	32	—	—	32
Impairment of property, plant and equipment	—	106	—	—	106
Changes in operating assets and liabilities
Trade accounts receivable	—	(3,850)	(5,460)	—	(9,310)
Inventories	—	(4,654)	(854)	66	(5,442)
Prepaid expenses, other receivables and other assets	—	(4,436)	(732)	—	(5,168)
Accounts payable and accrued and other liabilities	(6,188)	8,857	4,201	—	6,870
Income tax receivable/payable	—	3	199	—	202

Net cash (used in) provided by operating activities	(11,725)	5,890	(2,145)	(203)	(8,183)

Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	—	(6,948)	(176)	—	(7,124)
Proceeds from sales of property, plant and equipment	—	18	—	—	18
Acquisition of EPF		(80)	(931)	—	(1,011)
Investments in subsidiaries	(203)	—	—	203	—

Net cash (used in) provided by investing activities	(203)	(7,010)	(1,107)	203	(8,117)

Cash flows from financing activities
Repayment of subordinated term loans	—	(12)	(25)	—	(37)
Borrowings under revolving credit facility	—	202,086	20,347	—	222,433
Repayments under revolving credit facility	—	(189,371)	(16,664)	—	(206,035)
Intercompany borrowings (repayments)	11,928	(10,443)	(1,485)	—	—
Financing costs paid	—	(110)	—	—	(110)
Net cash provided by financing activities	11,928	2,150	2,173	—	16,251

Effect of exchange rate changes on cash	—	(831)	786	—	(45)

Increase (decrease) in cash	—	199	(293)	—	(94)
Cash
Beginning of period	77	306	925	—	1,308

End of period	$77	$505	$632	$—	$1,214

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,601	$6,358	$(336)	$(6,022)	$2,601
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	292	3,733	214	—	4,239
Equity in loss (earnings) of affiliates	(6,345)	336	—	6,009	—
Deferred income tax (benefit) provision	(2,134)	3,793	(183)	—	1,476
Stock compensation expense	48	48	—	(48)	48
(Recovery from) provision for bad debts	—	(226)	82	—	(144)
(Gain) loss on sales and disposition of property, plant and equipment	—	(4)	73	—	69
Changes in operating assets and liabilities
Trade accounts receivable	—	(728)	(457)	—	(1,185)
Inventories	—	3,319	(240)	13	3,092
Prepaid expenses, other receivables and other assets	—	(147)	129	—	(18)
Accounts payable and accrued and other liabilities	(6,334)	(7,250)	896	—	(12,688)
Income tax receivable/payable	—	2,751	—	—	2,751

Net cash (used in) provided by operating activities	(11,872)	11,983	178	(48)	241

Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	—	(4,737)	(183)	—	(4,920)
Proceeds from sales of property, plant and equipment	—	40	89	—	129
Investments in subsidiaries	(48)	—	—	48	—

Net cash used in investing activities	(48)	(4,697)	(94)	48	(4,791)

Cash flows from financing activities
Repayment of subordinated term loans	—	(11)	—	—	(11)
Borrowings under revolving credit facility	—	173,423	6,783	—	180,206
Repayments under revolving credit facility	—	(169,184)	(6,313)	—	(175,497)
Intercompany borrowings (repayments)	11,951	(11,559)	(392)	—	—
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	11,951	(7,333)	78	—	4,696
Effect of exchange rate changes on cash	—	77	(14)	—	63

Increase in cash	31	30	148	—	209
Cash
Beginning of period	36	353	96	—	485

End of period	$67	$383	$244	$—	$694

14.	Other Receivables

At March 31, 2008, the Company had made payments of $6.0 million to a third party related to capital equipment that was under consideration with a separate third party for a leasing arrangement. These payments were classified as other receivables at March 31, 2008. On April 30, 2008, the Company executed an operating lease agreement with a third party and received a refund of the previous progress payments. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.

15.	Income Taxes

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

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of March 31, 2008. The IRS has notified the Company that it will begin an examination of the tax year ending December 31, 2006. The examination started on May 14, 2008. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our effective income tax rate was approximately 23.3% in 2008 and 36% in 2007. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. for the three months ended March 31, 2008 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could,” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•

the profitability of our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers;

•	energy price increases could adversely affect the results of our operations;

•	we must adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	the loss of a key supplier could lead to increased costs and lower profit margins;

•	we may not successfully complete the integration of EAC and EPF into our business and operations;

•	we may be unable to realize the expected cost savings and other synergies from our acquisitions in 2007;

•	our operations could expose us to substantial environmental costs and liabilities;

•	we are subject to risks related to our international operations;

•	we may, from time to time, experience problems in our labor relations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

•

we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404

•	loss of key individuals could disrupt our operations and harm our business;

•	we may be adversely affected by interest rate changes;

•	our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Notes;

•	despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt;

•	to service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control; and

•	the indenture governing the Notes and our Senior Credit Facility will restrict our operations.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

2007 Acquisitions

During 2007, we completed two acquisitions. On August 6, 2007, we acquired 100% of the membership interests of Intelicoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco, Ltd. (collectively, the “Electronic and Engineered Films Business,” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). We financed the EEF Acquisition primarily through borrowings under our Senior Credit Facility (further described in Note 5 to our consolidated financial statements included elsewhere in this report). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in engineered films and microfilms. EAC conducts its operations from our locations in the state of North Carolina and in North Wales, United Kingdom.

On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “Liqui-Box Acquisition”). Prior to the Liqui-Box Acquisition, we used Liqui-Box as a vendor for one of our Canadian facilities.

We subsequently renamed the acquired Liqui-Box business and our existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets from its two locations in Canada.

Recent Developments

On February 15, 2008, we announced the appointment of Tom Vale as our Chief Operating Officer.

On April 7, 2008, Kevin J. Calhoun resigned from his position as a member of the Board of Directors, effective April 7, 2008. Mr. Calhoun also resigned as the Chairman of the Audit Committee. On the same date, the Board of Directors appointed Mark Brody as a director to fill the vacancy created by the departure of Mr. Calhoun, and existing Board Member Michael E. Alger was appointed to serve as the Chairman of the Audit Committee of the Board. Mr. Brody was also appointed to serve as a member of the Audit Committee of the Board, to fill the vacancy created by the departure of Mr. Calhoun.

On May 8, 2008, we announced the appointment of Gary McDaniel as our Senior Vice President and General Manager-Plastics, effective June 1, 2008.

Reportable Segments

We operate principally in two reportable segments: paper packaging and plastic packaging and films. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, food, and beverage overwrap, as well as precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Prior to the Consolidation, we operated in the plastic segment exclusively. We evaluate segment performance based on operating income.

Exit and Disposal Activities

We account for costs associated with exit and disposal activities in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2007, we ceased using a significant portion of one of our Canadian plastic packaging facilities. We remain obligated to make payments under a facility lease through December 2009 and we recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2008 is approximately $493,000. There were no exit costs incurred during the three months ended March 31, 2008 and 2007 related to this exit activity.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations, and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we plan to sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2008, we increased our future lease obligation by approximately $51,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability. In addition, during the three months ended March 31, 2007, we increased our future lease obligation by approximately $158,000, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of future sublease income assumed for the lease. These charges are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2008 is approximately $612,000.

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2008 compared with the three months ended March 31, 2007.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)
Statements of Operations Data:
Net sales	$203.7	100.0%	$162.7	100.0%
Cost of sales	182.6	89.6%	141.4	86.9%
Selling, general and administrative expense	14.8	7.3%	10.0	6.2%
Interest expense	7.9	3.9%	7.0	4.3%
Other expense (income), net	(0.8)	-0.4%	0.2	0.1%

(Loss) income before income taxes	(0.8)	-0.4%	4.1	2.5%
(Benefit from) provision for income taxes	(0.2)	-0.1%	1.5	0.9%

Net (loss) income	$(0.6)	-0.3%	$2.6	1.6%

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Net Sales. Net sales for the three months ended March 31, 2008 increased by approximately $41.0 million or approximately 25.2% compared with the same period in 2007. This increase is primarily due to net sales related to the EEF and Liqui-Box Acquisitions (the “2007 Acquisitions”). Excluding the effects of the 2007 Acquisitions, net sales increased by approximately $5.9 million, or 3.6% for the three months ended March 31, 2008 due primarily to the Company experiencing increases in the average selling price in both the paper packaging and plastic packaging and films segments, which was partially offset by a decrease in volume in the plastic packaging and films segment.

Cost of Sales. Cost of sales for the three months ended March 31, 2008 increased by $41.2 million or approximately 29.1% compared with the same period of 2007. This increase is primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effects of the 2007 Acquisitions, cost of sales increased to 89.1% of net sales or $150.3 million for the three months ended March 31, 2008 as compared to 86.9% of net sales or $141.4 for the same period of the prior year. This increase in cost of sales as a percentage of net sales is primarily due to a decrease in the spread between selling prices and raw materials prices. Raw materials prices for the plastic packaging and films segment declined during the latter part of 2006, and inventories with relatively low material costs were sold during the first quarter of 2007, resulting in relatively higher margins for the three months ended March 31, 2007. In addition, paper prices increased in mid 2007 and resin prices increased several times during 2007. We typically experience a lag in time before we can pass these raw materials price increases on to our customers.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the three months ended March 31, 2008 increased by $4.8 million or approximately 48% compared with the same period of 2007. Excluding the $3.4 million increase in SG&A expenses due to the 2007 Acquisitions, SG&A expenses increased $1.4 million, or 14%, for the three months ended March 31, 2008. This increase was comprised of several items including: approximately $0.5 million related to an increase in salaries and related benefits associated with certain employees whose costs were captured in cost of sales during 2007 but have been reflected in SG&A expense in 2008 as a result of a change in job responsibilities; approximately $0.5 million in severance costs associated with continuing efforts to streamline certain operations at several of our plastic packaging and films facilities; approximately $0.2 million in bad debt expense; approximately $0.2 million in stock compensation expense; and approximately $0.2 million in costs associated with Sarbanes-Oxley compliance, partially offset by a $0.2 decrease in workers’ compensation expense as a result of favorable experience.

Interest Expense. Interest expense during the three months ended March 31, 2008 increased by $0.9 million or approximately 12.9% compared with the same period of 2007 primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the 2007 Acquisitions, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

Income Tax Expense. The income tax benefit for the three months ended March 31, 2008 resulted from a loss before income taxes of $0.8 million. Income tax expense for the same period of 2007 resulted from income before income taxes of $4.1 million. Our effective income tax rate was approximately 23.3% in 2008 and 36.5% in 2007. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Reportable Segments. Our paper packaging segment had net sales of $87.9 million and $83.4 million, and operating income of $7.9 million and $8.4 million, for the three months ended March 31, 2008 and 2007, respectively. Operating income decreased during the period by approximately $0.5 million. This decrease was primarily due to an increase in plant overhead of approximately $0.3 million related to the lease of additional manufacturing equipment, as well as an increase in selling expenses of approximately $0.2 million as a result of filling positions that were open during 2007.

Our plastic packaging and films segment had net sales of approximately $115.8 million and $79.2 million, and operating income of approximately $5.2 million and $6.8 million, for the three months ended March 31, 2008 and 2007, respectively. Excluding the effects of the 2007 Acquisitions, the decrease in operating income is primarily due to a decrease in the spread between selling prices and raw materials prices. Raw materials prices for the plastic packaging and films segment declined during the latter part of 2006, and inventories with relatively low material costs were sold, resulting in relatively higher margins for the three months ended March 31, 2007. By comparison, raw materials prices increased during the fourth quarter of 2007 and we typically experience a lag in time before we can pass the raw materials price increases on to our customers.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Cash flows used in operating activities for the three months ended March 31, 2008 were $8.2 million. Cash flows provided by operating activities for the three months ended March 31, 2007 were $0.2 million.

Cash flows used in operating activities for the three months ended March 31, 2008 were primarily from cash provided by earnings of $4.3 million (net loss of $0.6 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $5.3 million and deferred income tax benefit of approximately $0.4 million). Inventories decreased by approximately $5.4 million, primarily as a result of an inventory increase of approximately $4.9 million in the paper packaging segment as a result of advantageous purchases of raw materials as well as increased production at certain plants to meet spring and summer demand. The decrease was partially offset by a $6.9 million increase in accounts payable and accrued other liabilities, which was due in part to the Liqui-Box Acquisition. Receivables increased by approximately $9.3 million, primarily as a result of the Liqui-Box Acquisition, and prepaid expenses, other receivables and other assets also increased by approximately $5.2 million, primarily as a result of payments made with respect to equipment under consideration for a leasing arrangement.

Cash flows used in investing activities for the three months ended March 31, 2008 and 2007 were $8.1 million and $4.8 million, respectively. Cash flows used in investing activities during the first quarter of 2008 were primarily related to acquisitions of machinery and equipment as well as certain costs related to the Liqui-Box Acquisition.

Cash flows provided by financing activities for the three months ended March 31, 2008 and 2007 were $16.3 million and $4.7 million, respectively. Cash flows during the three months ended March 31, 2008 were provided primarily by net borrowings under our Senior Credit Facility during this period to fund the semi-annual interest payment on the Notes, capital expenditures, and progress payments made on a piece of equipment that was leased from a third party subsequent to quarter end.

Financing Arrangements as of March 31, 2008

Information about our financing arrangements as of March 31, 2008, including our 11.25 % senior notes due 2014, our Senior Credit Facility, and our term loans, is disclosed in Note 5 of the financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As of March 31, 2008, $220.0 million of the Notes remained outstanding. In addition, through March 31, 2008, we incurred approximately $6.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of March 31, 2008, approximately $87.0 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 5% per annum, with approximately $18.6 million available for borrowings. Through March 31, 2008, we incurred approximately $1.2 million in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs. The term loans have an aggregate principal balance of approximately $0.2 million at March 31, 2008.

Liquidity and Capital Outlook

Based on the terms of the Notes, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2008, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2008 will be approximately $20 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $87.0 million of borrowings were outstanding and approximately $18.6 million was available for borrowings under our Senior Credit Facility as of March 31, 2008. During April 2008, we received approximately $6.0 million related to the execution of an operating lease agreement with a third party and subsequently used the funds to reduce amounts outstanding under our Senior Credit Facility. See Note 14 of the financial statements included in this report for further discussion. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year. Based on the current market conditions, management will continue to focus and maintain the Company’s working capital position.

Both the indenture governing the Notes and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures in approximately three years, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

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

Although the ultimate determination of whether to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility and the discretion of our Board of Directors, we currently have no plans to pay dividends.

Off-Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollar amounts in millions)
Long-Term debt obligations:
Senior Notes due 2014	$220.0	—	—	—	$220.0
Senior Credit Facility	$87.0	$87.0	—	—	—
Term loans	$0.2	$0.1	$0.1	—	—

Total debt obligations	$307.2	$87.1	$0.1	—	$220.0
Pension funding obligations(1)	$7.9	$1.1	$3.6	$3.2	—
Operating lease obligations	$40.9	$5.0	$11.0	$7.9	$17.0
Interest payments(2)	$148.5	$12.4	$49.5	$49.5	$37.1

Total contractual obligations	$504.5	$105.6	$64.2	$60.6	$274.1

(1)	Represents currently estimated amounts.
(2)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Recent Accounting Pronouncements

Following is a summary of the more significant recently issued financial accounting pronouncements:

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard is effective for us on January 1, 2009. We are currently evaluating the impact of adopting FAS No. 160 on our consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective for us on January 1, 2008. Our adoption of the standard did not have a material effect on our consolidated financial position and results of operations. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

        Effective January 1, 2008, we adopted FASB FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under FAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. We chose not to elect the fair value option for our financial assets and liabilities at January 1, 2008. Therefore, the adoption of FAS No. 159 had no impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of the Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian subfacility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under our Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of March 31, 2008, $87.0 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 5.0% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $870,000.

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

Currency and Exchange Rates. Substantially all of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. Since substantially all of our major inflows and outflows are denominated in U.S. dollars, we believe we are not exposed to significant foreign currency exchange risk. However, our exposure to foreign currency risk may increase during the current fiscal year as we conduct our new operations in the United Kingdom and Canada.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II

ITEM 1.	LEGAL PROCEEDINGS

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

Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes in those risk factors since the date of that filing.

ITEM 6.	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Jack Knott
Jack Knott
Director, President and Chief Executive Officer

By:	/s/ Jonathan Heard
Jonathan Heard
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 15, 2008

EXHIBIT INDEX

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