Form 10-Q
period 2008-06-30
EXOPACK HOLDING CORP
filed 2008-08-13
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation. As of June 30, 2008, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share and per share data)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets
Cash	$934	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,786 and $1,666 for 2008 and 2007, respectively)	86,896	78,870
Income taxes receivable	335	382
Other receivables	3,655	4,367
Inventories	106,318	95,621
Deferred income taxes	4,370	4,751
Prepaid expenses and other current assets	3,604	3,680

Total current assets	206,112	188,979
Property, plant, and equipment, net	183,500	186,393
Deferred financing costs, net	7,511	8,283
Intangible assets, net	68,797	68,925
Goodwill	64,620	65,509
Other assets	915	1,020

Total assets	$531,455	$519,109

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$80,894	$70,927
Accounts payable	74,080	72,191
Accrued liabilities	43,358	39,660
Income taxes payable	614	278

Total current liabilities	198,946	183,056

Long-term liabilities
Long-term debt, less current portion	220,106	220,130
Deferred income taxes	42,574	43,241
Other liabilities	6,883	7,674

Total long-term liabilities	269,563	271,045

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2008 and December 31, 2007, respectively	—	—
Additional paid-in capital	72,529	72,195
Accumulated other comprehensive income, net	3,611	4,417
Accumulated deficit	(13,194)	(11,604)

Total stockholder’s equity	62,946	65,008

Total liabilities and stockholder’s equity	$531,455	$519,109

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	$195,226	$160,958	$398,952	$323,616
Cost of sales	173,906	142,759	356,483	284,155

Gross margin	21,320	18,199	42,469	39,461
Selling, general and administrative expenses	14,604	10,054	29,434	20,069
Impairment of intangible asset	—	1,304	—	1,304

Operating income	6,716	6,841	13,035	18,088

Other expenses (income)
Interest expense	7,645	6,864	15,611	13,870
Other (income) expense, net	(166)	78	(1,013)	225

Net other expenses (income)	7,479	6,942	14,598	14,095

(Loss) income before income taxes	(763)	(101)	(1,563)	3,993
Provision for (benefit from) income taxes	213	(58)	27	1,435

Net (loss) income	$(976)	$(43)	$(1,590)	$2,558

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2007	1	$—	$72,195	$4,417	$(11,604)	$65,008
Stock compensation expense	—	—	334	—	—	334
Net loss	—	—	—	—	(1,590)	(1,590)
Translation adjustment	—	—	—	(806)	—	(806)

Balances at June 30, 2008	1	$—	$72,529	$3,611	$(13,194)	$62,946

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Cash flows from operating activities
Net (loss) income	$(1,590)	$2,558
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,465	8,537
Deferred income tax (benefit) provision	(370)	1,400
Impairment of intangible asset	—	1,304
Stock compensation expense	334	87
Recovery of bad debts	(139)	(64)
Loss on sales and disposition of property, plant and equipment	249	473
Changes in operating assets and liabilities:
Trade accounts receivable	(8,179)	(882)
Inventories	(10,977)	5,895
Prepaid expenses, other receivables and other assets	219	(852)
Accounts payable and accrued other liabilities	9,581	(4,846)
Income tax receivable/payable	385	2,672

Net cash provided by operating activities	978	16,282

Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	(11,207)	(10,431)
Proceeds from sales of property, plant and equipment	312	319
Acquisition of EPF	(389)	—

Net cash used in investing activities	(11,284)	(10,112)

Cash flows from financing activities
Repayment of subordinated term loans	(74)	(23)
Borrowings under revolving credit facility	450,323	358,511
Repayments of revolving credit facility	(440,166)	(364,382)
Deferred financing costs paid	(110)	(25)
Repayments of capital lease obligation	—	(2)

Net cash provided by (used in) financing activities	9,973	(5,921)
Effect of exchange rate changes on cash	(41)	126

(Decrease) increase in cash	(374)	375
Cash
Beginning of period	1,308	485

End of period	$934	$860

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

EEF Acquisition

On August 6, 2007, the Company acquired for a total purchase price of approximately $33.6 million (including acquisition costs of approximately $1.4 million) 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, “Electronic and Engineered Films Business” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under its senior credit facility (see Note 5). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). Third party net sales related to EEF were approximately $19.0 million and $37.7 million for the three and six months ended June 30, 2008, respectively.

The net acquisition cost of $33.6 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the following allocations:

(in thousands of dollars)	EEF Acquisition
Assets acquired:
Trade accounts receivable	$10,242
Inventories	5,383
Other current assets	1,036
Property, plant and equipment	18,535
Goodwill	2,911
Intangible assets	4,023

Total assets acquired	42,130

Liabilities assumed:
Accounts payable	(4,069)
Accrued liabilities	(1,913)
Short term deferred tax liability	(119)
Current portion- long term debt	(111)
Long term deferred tax liability	(2,010)
Other noncurrent liabilities	(300)

Total liabilities assumed	(8,522)

Net acquisition cost	$33,608

Liqui-Box Acquisition

On November 28, 2007 the Company acquired for the total purchase price of approximately $15.7 million (including acquisition costs of approximately $1.7 million) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “Liqui-Box Acquisition”). During the three and six months ended June 30, 2008, the Company received $0.6 million for the net working capital adjustment from the sellers. This exceeded our original estimate by approximately $0.2 million, which resulted in a reduction to the originally estimated purchase price in the amount of approximately $0.2 million. The Company financed the Liqui-Box Acquisition primarily through borrowings under its senior credit facility (see Note 5). Prior to the Liqui-Box Acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”). Third party net sales related to EPF were approximately $17.0 million and $33.4 million for the three and six months ended June 30, 2008, respectively.

The net acquisition cost of $15.7 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS No. 141 and includes the following allocations:

(in thousands of dollars)	Liqui-Box Acquisition
Assets acquired:
Inventories	$5,149
Prepaid expenses	35
Property, plant and equipment	11,438

Total assets acquired	16,622

Liability assumed:
Accrued Vacation	(941)

Net acquisition cost	$15,681

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

Basis of Presentation

The unaudited consolidated financial statements for the three and six months ended June 30, 2008 include the results of operations of the Company, reflecting Exopack, Cello-Foil, TPG, EAC and EPF operations. The unaudited consolidated financial statements for the three and six months ended June 30, 2007 include the results of operations of the Company, reflecting Exopack, Cello-Foil and TPG operations.

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

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting FAS No. 162 on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and

Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FSP FAS 142-3 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard will become effective for the Company on January 1, 2009.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination the Company enters into after December 31, 2008 will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for the Company on January 1, 2008. The Company’s adoption of the standard did not have a material effect on its consolidated financial position and results of operations. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

Effective January 1, 2008, the Company adopted FASB FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under FAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company chose not to elect the fair value option for its financial assets and liabilities at January 1, 2008. Therefore, the adoption of FAS No. 159 has no impact on the Company’s consolidated financial statements.

3.	Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	June 30, 2008	December 31, 2007
Raw materials and supplies	$43,994	$44,589
Work in progress	13,742	11,475
Finished goods	48,582	39,557

Total inventories	$106,318	$95,621

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil and Exopack in 2005, as well as the acquisition of EAC in 2007, and totaled approximately $64.6 million and $65.5 million at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008, the Company adjusted goodwill related to the EEF Acquisition by approximately $890,000 as a result of the finalization of definite-lived intangible valuation.

Of the goodwill totaling approximately $64.6 million at June 30, 2008, approximately $33.5 million and $31.1 million has been assigned to the paper packaging and plastic packaging and films segments, respectively. See Note 12 for further information regarding the Company’s segments. The goodwill is not deductible for income tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2008	December 31, 2007
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,233	$16,221
Patents (amortized over 2-15 years)	4,262	4,232
Trademarks and tradenames (amortized over 15 years)	1,243	1,322

	22,738	21,775
Accumulated amortization	(4,941)	(3,850)

Definite-lived intangible assets	17,797	17,925
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000

Net intangible assets	$68,797	$68,925

During the three months ended June 30, 2007, the Company determined that it would no longer use the Cello-Foil trademark and tradename in conducting its operations and began the process of phasing out the use of the trademark and tradename. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and tradename was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the three and six months ended June 30, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statements of operations and as a reduction of the plastic packaging and films segment’s operating income in Note 12.

Amortization expense for definite-lived intangible assets for the three months ended June 30, 2008 and 2007 was approximately $596,000 and $438,000, respectively, and for the six months ended June 30, 2008 and 2007 was approximately $1.1 million and $875,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and tradenames is approximately $1.1 million for the remainder of 2008 and approximately $2.0 million per year for the years 2009 through 2012.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At June 30, 2008, approximately $80.8 million was outstanding and approximately $24.9 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2008 was approximately 4.2%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At June 30, 2008, the Company was in compliance with these restrictions.

At June 30, 2008 and 2007, there were outstanding letters of credit of approximately $4.3 million and $4.1 million, respectively, under the Senior Credit Facility.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At June 30, 2008, approximately $153,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan with approximately $17,000 remaining to be paid as of June 30, 2008, with required monthly payments of principal and interest of approximately $8,300 through August of 2008.

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

Compensation expense, related to options issued subsequent to FAS 123(R) adoption, is recorded ratably over the vesting period of five years. Under the 2005 Stock Option Plan, CPG granted 8,500 options during the three months ended June 30, 2008 to certain of the Company’s officers and key employees. No options were granted during the three month period ended June 30, 2007. The Company granted 23,550 and 11,200 options during the six months ended June 30, 2008 and 2007, respectively, to certain of the Company’s officers and key employees. The Company recorded compensation expense of approximately $131,000 and $39,000 during the three months ended June 30, 2008 and 2007, respectively, and approximately $334,000 and $87,000 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the total compensation cost related to non-vested awards not yet recognized is approximately $2.6 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 4.1 years.

The following table illustrates the effect on net (loss) income for the three and six months ended June 30, 2008 and 2007 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with APB No. 25, and related interpretations:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net (loss) income, as reported	$(976)	$(43)	$(1,590)	$2,558
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(70)	(78)	(140)	(156)

Pro forma net (loss) income	$(1,046)	$(121)	$(1,730)	$2,402

The fair values of the option grants during the periods indicated in the table above were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

	2008 Grants	2007 Grants	2006 Grants
Weighted-average grant date fair value per share	$88	$91	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	3.79%	4.77%	5.10%
Volatility	40.0%	40%	40.0%

The following tables summarize information about stock options outstanding at June 30, 2008 (there were no stock options exercisable at June 30, 2008).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	55,400	7.3 years
$130	1,500	8.0 years
$140	8,100	8.6 years
$184	1,550	8.9 years
$163	15,050	9.2 years
$140	8,500	9.8 years

	90,100	8.3 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2007	68,150	$83.91
Granted	23,550	$154.70
Forfeited	(1,600)	$72.00

Options outstanding at June 30, 2008	90,100	$102.62	$3.4 million	8.3 years

There were 9,900 options available for grant at June 30, 2008 under the 2005 Stock Option Plan.

7.	Employee Benefit Plans

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

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2008 and 2007:

Pension Plans

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Interest cost	$824	$737	$1,555	$1,474
Expected return on plan assets	(1,030)	(822)	(1,834)	(1,644)

Net periodic benefit cost (income)	$(206)	$(85)	$(279)	$(170)

Postretirement benefit plan
	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Service cost	$5	$2	$10	$10
Interest cost	5	3	11	11
Amortization of net actuarial gains	(4)	(8)	(8)	(8)

Net periodic postretirement benefit cost (income)	$6	$(3)	$13	$13

The Company contributed to the Retirement Plan approximately $247,000 and $706,000 during the three and six months ended June 30, 2008, respectively, and $459,000 and $460,000 during the three and six months ended June 30, 2007, respectively. Contributions of approximately $810,000 are expected to be made to the Retirement Plan during the remainder of 2008.

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

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its Canadian plastic packaging facilities. The Company remains obligated to make payments under a facility lease through December 2009 and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2008 is approximately $428,000. There were no exit costs incurred during the three or six months ended June 30, 2008 or 2007 related to this exit activity.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and has now sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the three and six months ended June 30, 2008, the Company increased its future lease obligation by approximately $156,000 and $207,000, respectively, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability and changing the estimated sublease income to correspond with the recent sublease of this facility executed in August of 2008. These charges are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2008 is approximately $646,000.

The Company expects the consolidation of operations at one of its plastic packaging and films segment facilities from two buildings to one building to be completed by September 30, 2008. In conjunction with this consolidation, the Company expects to record a discounted lease obligation of approximately $600,000 in the quarter ended September 30, 2008. The $600,000 discounted lease obligation is comprised of approximately $2.0 million in contractual lease costs partially offset by approximately $1.4 million in estimated sub-lease income through the termination of the lease.

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

10.	Comprehensive Income

The components of comprehensive income are as follows for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net (loss) income	$(976)	$(43)	$(1,590)	$2,558
Translation adjustment	330	1,261	(806)	1,445

Comprehensive income	$(646)	$1,218	$(2,396)	$4,003

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the six months ended June 30, 2008:

(in thousands of dollars)	Foreign Currency Translation Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income
Balance at December 31, 2007	$2,739	$1,678	$4,417
Year-to-date net change	(806)	—	(806)

Balance at June 30, 2008	$1,933	$1,678	$3,611

11.	Related Party Transactions

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $356,000 and $275,000 during the three months ended June 30, 2008 and 2007, respectively, and approximately $727,000 and $648,000 during the six months ended June 30, 2008 and 2007, respectively. The management fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement. The agreement terminates on October 13, 2015. No such expenses were incurred during the three or six month periods ended June 30, 2008 or 2007.

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

The Company evaluates performance based on operating income. During the three and six months ended June 30, 2008 and 2007, segment data includes a charge allocating certain corporate costs to each of the Company’s operating segments, as summarized in the table below:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Paper packaging	$1,866	$1,661	$3,693	$3,312
Plastic packaging and films	2,632	1,663	5,330	3,494

Total Allocations	$4,498	$3,324	$9,023	$6,806

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

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2008 and 2007 (certain reclassifications have been made to the prior period intersegment revenues to conform to the current presentation):

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues from external customers:
Paper packaging	$80,411	$80,678	$168,317	$164,098
Plastic packaging and films	114,815	80,280	230,635	159,518

Total	$195,226	$160,958	$398,952	$323,616

Intersegment revenues:
Paper packaging	$—	$—	$—	$—
Plastic packaging and films	2,223	862	4,071	2,027

Total	$2,223	$862	$4,071	$2,027

Operating income (loss):
Paper packaging	$8,722	$6,845	$16,602	$15,228
Plastic packaging and films	4,246	3,887	9,414	10,672
Corporate	(6,252)	(3,891)	(12,981)	(7,812)

Total	6,716	6,841	13,035	18,088
Interest expense -
Corporate	7,645	6,864	15,611	13,870
Other (income) expense, net -
Corporate	(166)	78	(1,013)	225

(Loss) income before income taxes	$(763)	$(101)	$(1,563)	$3,993

Significant Customers

During the six months ended June 30, 2008, one customer accounted for approximately 11.8% of the Company’s net sales and approximately 8.0% of the Company’s trade accounts receivable at June 30, 2008. During the six months ended June 30, 2007, one customer accounted for approximately 10.4% of the Company’s net sales and approximately 6.1% of the Company’s trade accounts receivable at June 30, 2007. The Company’s customers are located primarily in North America and the United Kingdom.

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

The following consolidating financial statements present the balance sheets as of June 30, 2008 and December 31, 2007, the statements of operations for the three and six months ended June 30, 2008 and 2007, and the statements of cash flows for the six months ended June 30, 2008 and 2007 for each of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2008

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$404	$530	$—	$934
Trade accounts receivable (net of allowance for uncollectible accounts of $1,786)	—	66,882	20,014	—	86,896
Income taxes receivable	—	335	—	—	335
Other receivables	—	2,150	1,505	—	3,655
Inventories	—	88,077	18,338	(97)	106,318
Deferred income taxes	—	4,335	35	—	4,370
Prepaid expenses and other current assets	—	2,228	1,376	—	3,604

Total current assets	—	164,411	41,798	(97)	206,112
Property, plant, and equipment, net	—	156,936	26,564	—	183,500
Deferred financing costs, net	6,561	950	—	—	7,511
Intangible assets, net	—	67,851	946	—	68,797
Goodwill	—	63,718	902	—	64,620
Investment in subsidiaries	106,015	13,321	—	(119,336)	—
Intercompany receivables	35,640	26,825	1,830	(64,295)	—
Other assets	—	758	157	—	915

Total assets	$148,216	$494,770	$72,197	$(183,728)	$531,455

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$75,417	$5,477	$—	$80,894
Accounts payable	—	57,993	16,087	—	74,080
Accrued liabilities	10,313	26,625	6,420	—	43,358
Income taxes payable	—	128	486	—	614

Total current liabilities	10,313	160,163	28,470	—	198,946

Long-term liabilities
Long-term debt, less current portion	220,000	106	—	—	220,106
Deferred income taxes	(25,712)	66,460	1,826	—	42,574
Intercompany payables	(119,331)	155,107	28,519	(64,295)	—
Other liabilities	—	6,822	61	—	6,883

Total long-term liabilities	74,957	228,495	30,406	(64,295)	269,563

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at June 30, 2008	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2008	—	—	—	—	—
Additional paid-in capital	72,529	72,529	23,897	(96,426)	72,529
Accumulated other comprehensive income, net	3,611	3,611	754	(4,365)	3,611
Accumulated deficit	(13,194)	29,972	(11,330)	(18,642)	(13,194)

Total stockholder’s equity	62,946	106,112	13,321	(119,433)	62,946

Total liabilities and stockholder’s equity	$148,216	$494,770	$72,197	$(183,728)	$531,455

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

(in thousands of dollars, except for share and per share data)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$306	$925	$—	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,666)	—	64,076	14,794	—	78,870
Income taxes receivable	—	382	—	—	382
Other receivables	—	4,054	313	—	4,367
Inventories	—	77,674	17,972	(25)	95,621
Deferred income taxes	—	4,716	35	—	4,751
Prepaid expenses and other current assets	—	2,266	1,414	—	3,680

Total current assets	77	153,474	35,453	(25)	188,979
Property, plant, and equipment, net	—	158,202	28,191	—	186,393
Deferred financing costs, net	7,148	1,135	—	—	8,283
Intangible assets, net	—	68,205	720	—	68,925
Goodwill	—	64,626	883	—	65,509
Investment in subsidiaries	100,343	14,660	—	(115,003)	—
Intercompany receivables	35,640	27,694	693	(64,027)	—
Other assets	—	820	200	—	1,020

Total assets	$143,208	$488,816	$66,140	$(179,055)	$519,109

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$66,647	$4,280	$—	$70,927
Accounts payable	—	60,061	12,130	—	72,191
Accrued liabilities	10,312	24,694	4,654	—	39,660
Income taxes payable	—	—	278	—	278

Total current liabilities	10,312	151,402	21,342	—	183,056

Long-term liabilities
Long-term debt, less current portion	220,000	130	—	—	220,130
Deferred income taxes	(21,439)	62,821	1,859	—	43,241
Intercompany payables	(130,673)	166,449	28,251	(64,027)	—
Other liabilities	—	7,646	28	—	7,674

Total long-term liabilities	67,888	237,046	30,138	(64,027)	271,045

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2007	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2007	—	—	—	—	—
Additional paid-in capital	72,195	72,195	23,835	(96,030)	72,195
Accumulated other comprehensive income, net	4,417	4,417	974	(5,391)	4,417
Accumulated deficit	(11,604)	23,756	(10,149)	(13,607)	(11,604)

Total stockholder’s equity	65,008	100,368	14,660	(115,028)	65,008

Total liabilities and stockholder’s equity	$143,208	$488,816	$66,140	$(179,055)	$519,109

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158,589	$38,503	$(1,866)	$195,226
Cost of sales	—	139,422	36,344	(1,860)	173,906

Gross margin	—	19,167	2,159	(6)	21,320
Selling, general and administrative expenses	143	12,025	2,436	—	14,604

Operating (loss) income	(143)	7,142	(277)	(6)	6,716

Other expenses (income)
Interest expense	5,831	1,130	684	—	7,645
Other expense (income), net	—	(122)	(44)	—	(166)

Net other expense	5,831	1,008	640	—	7,479

(Loss) income before income taxes	(5,974)	6,134	(917)	(6)	(763)
(Benefit from) provision for income taxes	(2,080)	2,188	105	—	213

Net (loss) income before equity in earnings of affiliates	(3,894)	3,946	(1,022)	(6)	(976)
Equity in earnings (loss) of affiliates	2,918	(1,022)	—	(1,896)	—

Net (loss) income	$(976)	$2,924	$(1,022)	$(1,902)	$(976)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$148,802	$12,863	$(707)	$160,958
Cost of sales	—	131,527	11,952	(720)	142,759

Gross margin	—	17,275	911	13	18,199
Selling, general and administrative expenses	39	9,184	831	—	10,054
Impairment of intangible asset	—	1,304	—	—	1,304

Operating income (loss)	(39)	6,787	80	13	6,841

Other expenses (income)
Interest expense	5,831	584	449	—	6,864
Other expense (income), net	—	(20)	98	—	78

Net other expense	5,831	564	547	—	6,942

(Loss) income before income taxes	(5,870)	6,223	(467)	13	(101)
(Benefit from) provision for income taxes	(2,131)	2,241	(168)	—	(58)

Net (loss) income before equity in earnings of affiliates	(3,739)	3,982	(299)	13	(43)
Equity in earnings (loss) of affiliates	3,696	(299)	—	(3,397)	—

Net income (loss)	$(43)	$3,683	$(299)	$(3,384)	$(43)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$326,885	$74,524	$(2,457)	$398,952
Cost of sales	—	288,889	69,979	(2,385)	356,483

Gross margin	—	37,996	4,545	(72)	42,469
Selling, general and administrative expenses	345	24,225	4,864	—	29,434

Operating (loss) income	(345)	13,771	(319)	(72)	13,035

Other expenses (income)
Interest expense	11,662	2,561	1,388	—	15,611
Other expense (income), net	—	(364)	(649)	—	(1,013)

Net other expense	11,662	2,197	739	—	14,598

(Loss) income before income taxes	(12,007)	11,574	(1,058)	(72)	(1,563)
(Benefit from) provision for income taxes	(4,273)	4,177	123	—	27

Net (loss) income before equity in earnings of affiliates	(7,734)	7,397	(1,181)	(72)	(1,590)
Equity in earnings (loss) of affiliates	6,144	(1,181)	—	(4,963)	—

Net (loss) income	$(1,590)	$6,216	$(1,181)	$(5,035)	$(1,590)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$301,345	$23,604	$(1,333)	$323,616
Cost of sales	—	263,354	22,134	(1,333)	284,155

Gross margin	—	37,991	1,470	—	39,461
Selling, general and administrative expenses	87	18,290	1,692	—	20,069
Impairment of intangible asset	—	1,304	—	—	1,304

Operating income (loss)	(87)	18,397	(222)	—	18,088

Other expenses (income)
Interest expense	11,661	1,689	520	—	13,870
Other expense (income), net	—	(17)	242	—	225

Net other expense	11,661	1,672	762	—	14,095

(Loss) income before income taxes	(11,748)	16,725	(984)	—	3,993
(Benefit from) provision for income taxes	(4,265)	6,049	(349)	—	1,435

Net (loss) income before equity in earnings of affiliates	(7,483)	10,676	(635)	—	2,558
Equity in earnings (loss) of affiliates	10,041	(635)	—	(9,406)	—

Net income (loss)	$2,558	$10,041	$(635)	$(9,406)	$2,558

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(1,590)	$6,216	$(1,181)	$(5,035)	$(1,590)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	588	8,889	1,988	—	11,465
Equity in loss (earnings) of affiliates	(6,144)	1,181	—	4,963	—
Deferred income tax (benefit) provision	(4,273)	4,020	(117)	—	(370)
Stock compensation expense	334	334	—	(334)	334
(Recovery of) provision for bad debts	—	(252)	113	—	(139)
Loss on sales and disposition of property, plant and equipment	—	249	—	—	249
Changes in operating assets and liabilities
Trade accounts receivable	—	(2,554)	(5,625)	—	(8,179)
Inventories	—	(10,403)	(646)	72	(10,977)
Prepaid expenses, other receivables and other assets	—	1,352	(1,133)	—	219
Accounts payable and accrued and other liabilities	—	3,390	6,191	—	9,581
Income tax receivable/payable	—	175	210	—	385

Net cash (used in) provided by operating activities	(11,085)	12,597	(200)	(334)	978

Cash flows from investing activities
Purchases of property, plant and equipment and capitalized software	—	(10,017)	(1,190)	—	(11,207)
Acquisition of EPF	—	312	—	—	312
Proceeds on sales of property, plant and equipment	—	542	(931)	—	(389)
Investments in subsidiaries	(334)	—	—	334	—

Net cash (used in) provided by investing activities	(334)	(9,163)	(2,121)	334	(11,284)

Cash flows from financing activities
Repayment of subordinated term loans	—	(24)	(50)	—	(74)
Borrowings under revolving credit facility	—	409,159	41,164	—	450,323
Repayments under revolving credit facility	—	(400,389)	(39,777)	—	(440,166)
Intercompany borrowings (repayments)	11,342	(11,385)	43	—	—
Financing costs paid	—	(110)	—	—	(110)

Net cash provided by (used in) financing activities	11,342	(2,749)	1,380	—	9,973
Effect of exchange rate changes on cash	—	(587)	546	—	(41)

Increase (decrease) in cash	(77)	98	(395)	—	(374)
Cash
Beginning of period	77	306	925	—	1,308

End of period	$—	$404	$530	$—	$934

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2007

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,558	$10,041	$(635)	$(9,406)	$2,558
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	587	7,500	450	—	8,537
Equity in loss (earnings) of affiliates	(10,041)	635	—	9,406	—
Deferred income tax (benefit) provision	(4,265)	6,015	(350)	—	1,400
Impairment of intangible asset	—	1,304	—	—	1,304
Stock compensation expense	87	87	—	(87)	87
(Recovery from) provision for bad debts	—	(243)	179	—	(64)
Loss on sales and disposition of property, plant and equipment	—	327	146	—	473
Changes in operating assets and liabilities
Trade accounts receivable	—	140	(1,022)	—	(882)
Inventories	—	5,286	609	—	5,895
Prepaid expenses, other receivables and other assets	—	(1,009)	157	—	(852)
Accounts payable and accrued and other liabilities	(147)	(7,103)	2,404	—	(4,846)
Income tax receivable/payable	—	2,672	—	—	2,672

Net cash (used in) provided by operating activities	(11,221)	25,652	1,938	(87)	16,282

Cash flows from investing activities
Purchases of property, plant and equipment and capitalized software	—	(10,177)	(254)	—	(10,431)
Proceeds on sales of property, plant and equipment	—	216	103	—	319
Investments in subsidiaries	(87)	—	—	87	—

Net cash used in investing activities	(87)	(9,961)	(151)	87	(10,112)

Cash flows from financing activities
Repayment of subordinated term loans	—	(23)	—	—	(23)
Borrowings under revolving credit facility	—	345,131	13,380	—	358,511
Repayments under revolving credit facility	—	(350,529)	(13,853)	—	(364,382)
Intercompany borrowings (repayments)	11,374	(11,151)	(223)	—	—
Financing costs paid	(25)	—	—	—	(25)
Repayments of capital lease obligation	—	(2)	—	—	(2)

Net cash provided by (used in) financing activities	11,349	(16,574)	(696)	—	(5,921)
Effect of exchange rate changes on cash	—	827	(701)	—	126

Increase (decrease) in cash	41	(56)	390	—	375
Cash
Beginning of period	36	353	96	—	485

End of period	$77	$297	$486	$—	$860

14.	Income Taxes

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. There have been no material changes in the amount of unrecognized tax benefits during 2008, and the Company expects no significant increases or decreases over the next twelve months.

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of June 30, 2008. The IRS is currently examining the tax year ending December 31, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our effective income tax rate was approximately -2% and 36% for the six months ended June 30, 2008 and June 30, 2007, respectively. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. for the quarterly period ended June 30, 2008 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could,” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•

the profitability of our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers;

•	energy price increases could adversely affect the results of our operations;

•	we must adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	the loss of a key supplier could lead to increased costs and lower profit margins;

•	we may not successfully complete the integration of EAC into our business and operations;

•	we may be unable to realize the expected cost savings and other synergies from our acquisitions in 2007;

•	our operations could expose us to substantial environmental costs and liabilities;

•	we are subject to risks related to our international operations;

•	we may, from time to time, experience problems in our labor relations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

•

we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404;

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

We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in engineered films and microfilms. EAC conducts its operations from our locations in Matthews, North Carolina and in North Wales, United Kingdom.

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

Recent Developments

On July 7, 2008, we announced the resignation of Gerard J. Ferguson, Senior Vice President of Corporate Administration, effective July 31, 2008.

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

During the year ended December 31, 2007, we ceased using a significant portion of one of our Canadian plastic packaging facilities. We remain obligated to make payments under a facility lease through December 2009 and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made for the unused area of this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2008 is approximately $428,000. There were no exit costs incurred during the three or six months ended June 30, 2008 or 2007 related to this exit activity.

In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we have now sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the three and six months ended June 30, 2008, we increased our future lease obligation by approximately $156,000 and $207,000, respectively, with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability and changing the estimated sublease income to correspond with the recent sublease of this facility executed in August of 2008. These charges are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2008 is approximately $646,000.

We expect the consolidation of operations at one of our plastic packaging and films segment facilities from two buildings to one building to be completed by September 30, 2008. In conjunction with this consolidation, we expect to record a discounted lease obligation of approximately $0.6 million in the quarter ended September 30, 2008. The $0.6 million discounted lease obligation is comprised of approximately $2.0 million in contractual lease costs partially offset by approximately $1.4 million in estimated sub-lease income through the termination of the lease.

Results of Operations

The following presents an overview of our results of operations for the three and six months ended June 30, 2008 compared with the three and six months ended June 30, 2007.

	Three Months Ended				Six Months Ended
	June 30, 2008		June 30, 2007		June 30, 2008		June 30, 2007
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)				(dollar amounts in millions)
Statements of Operations Data:
Net sales	$195.2	100.0%	$161.0	100.0%	$398.9	100.0%	$323.6	100.0%
Cost of sales	173.9	89.1%	142.8	88.7%	356.5	89.4%	284.1	87.8%
Selling, general and administrative expense	14.6	7.5%	10.0	6.2%	29.4	7.4%	20.1	6.2%
Impairment of intangible asset	—	0.0%	1.3	0.8%	—	0.0%	1.3	0.4%
Interest expense	7.7	3.9%	6.9	4.3%	15.6	3.9%	13.9	4.3%
Other (income) expense, net	(0.2)	-0.1%	0.1	0.1%	(1.0)	-0.3%	0.2	0.1%

(Loss) income before income taxes	(0.8)	-0.4%	(0.1)	-0.1%	(1.6)	-0.4%	4.0	1.2%
Provision for (benefit from) income taxes	0.2	0.1%	(0.1)	-0.1%	—	0.0%	1.4	0.4%

Net (loss) income	$(1.0)	-0.5%	$0.0	0.0%	$(1.6)	-0.4%	$2.6	0.8%

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Net Sales. Net sales for the three months ended June 30, 2008 increased by approximately $34.2 million or approximately 21.2% compared with the same period in 2007. This increase is primarily due to net sales related to the EEF and Liqui-Box Acquisitions (the “2007 Acquisitions”). Excluding the effects of the 2007 Acquisitions, net sales decreased by approximately $1.8 million, or 1.1% for the three months ended June 30, 2008, due primarily to a decrease in volume in the plastic packaging and films segment related to ongoing unfavorable economic conditions affecting the building materials market.

Cost of Sales. Cost of sales for the three months ended June 30, 2008 increased by $31.1 million or approximately 21.8% compared with the same period of 2007. This increase is primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effects of the 2007 Acquisitions, cost of sales of 89.3% of net sales or $142.2 million for the three months ended June 30, 2008 was in line with the same period of the prior year.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses during the three months ended June 30, 2008 increased by $4.6 million or approximately 46.0% compared with the same period of 2007. Excluding the $3.7 million increase in SG&A expenses due to the 2007 Acquisitions, SG&A expenses increased $0.9 million, or 9.0%, for the three months ended June 30, 2008. This increase was comprised of several items, including: approximately $0.5 million related to an increase in salaries and related benefits associated with certain employees whose costs were captured in cost of sales during 2007 but have been reflected in SG&A expense in 2008 as a result of a change in job responsibilities; approximately $0.2 million in severance costs; and approximately $0.2 million in other miscellaneous expenses.

Impairment of Intangible Assets. We recorded a pre-tax charge to earnings of approximately $1.3 million during the three months ended June 30, 2007 to reflect the impairment of the Cello-Foil trademark and tradename due to our decision to phase the usage of that trademark and tradename out of our operations.

Interest Expense. Interest expense during the three months ended June 30, 2008 increased by $0.8 million or approximately 11.6% compared with the same period of 2007 primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the 2007 Acquisitions, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

Income Tax Expense. We recorded income tax expense for the three months ended June 30, 2008, even though we had a loss before income taxes of $0.8 million. The income tax benefit for the same period of 2007 resulted from a loss before income taxes of $0.1 million. Our effective income tax rate was approximately -28% in 2008 and 57% in 2007. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit.

Reportable Segments. Our paper packaging segment had net sales of $80.4 million and $80.7 million, and operating income of $8.7 million and $6.8 million, for the three months ended June 30, 2008 and 2007, respectively. The increase in operating income was primarily due to margin enhancement through improved pricing and product mix.

Our plastic packaging and films segment had net sales of approximately $114.8 million and $80.3 million and operating income of approximately $4.2 million and $3.9 million for the three months ended June 30, 2008 and 2007, respectively. Excluding the effects of the 2007 Acquisitions, net sales and operating income for the three months ended June 30, 2008 were $78.8 million and $3.6 million, respectively. The decrease in net sales and operating income was primarily the result of reduced volumes.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Net Sales. Net sales for the six months ended June 30, 2008 increased by approximately $75.3 million or approximately 23.3% compared with the same period in 2007. This increase is primarily due to net sales related to the 2007 Acquisitions. Excluding the effects of the 2007 Acquisitions, net sales increased by approximately $4.2 million, or 1.3% for the six months ended June 30, 2008 due primarily to increased average selling prices in both the paper packaging and plastic packaging and films segments, which was partially offset by a decrease in volume in both segments.

Cost of Sales. Cost of sales for the six months ended June 30, 2008 increased by $72.4 million or approximately 25.5% compared with the same period of 2007. This increase is primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effects of the 2007 Acquisitions, cost of sales increased to 89.2% of net sales or $292.5 million for the six months ended June 30, 2008 as compared to 87.8% of net sales or $284.1 million for the same period of the prior year. This increase in cost of sales as a percentage of net sales is primarily due to a decrease in the spread between selling prices and raw material prices. Raw material prices for the plastic packaging and films segment declined during the latter part of 2006, and inventories with relatively low material costs were sold during the first quarter of 2007, resulting in relatively higher margins for the six months ended June 30, 2007. In addition, paper prices increased in early 2008 and resin prices increased during the second quarter of 2008. We typically experience a lag in time before we can pass these raw material increases on to our customers.

SG&A Expenses. SG&A expenses during the six months ended June 30, 2008 increased by $9.3 million or approximately 46.3% compared with the same period of 2007. Excluding the $7.1 million increase in SG&A expenses due to the 2007 Acquisitions, SG&A expenses increased $2.2 million, or 10.9%, for the six months ended June 30, 2008. This increase was comprised of several items including: approximately $1.0 million related to an increase in salaries and related benefits associated with certain employees whose costs were captured in cost of sales during 2007 but have been reflected in SG&A expense in 2008 as a result of a change in job responsibilities; approximately $0.7 million in severance costs associated primarily with continuing efforts to streamline certain of our plastic packaging and films operations; approximately $0.4 million in professional services related to Sarbanes-Oxley compliance; and approximately $0.1 million in other miscellaneous expenses.

Impairment of Intangible Assets. We recorded a pre-tax charge to earnings of approximately $1.3 million during the six months ended June 30, 2007 to reflect the impairment of the Cello-Foil trademark and tradename due to our decision to phase the usage of that trademark and tradename out of our operations.

Interest Expense. Interest expense during the six months ended June 30, 2008 increased by $1.7 million or approximately 12.2% compared with the same period of 2007 primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the 2007 Acquisitions, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

Income Tax Expense. We recorded a negligible income tax expense for the six months ended June 30, 2008, even though we had a loss before income taxes of $1.6 million. Income tax expense for the same period of 2007 resulted from income before income taxes of $4.0 million. Our effective income tax rate was approximately -2% in 2008 and 36% in 2007. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit.

Reportable Segments. Our paper packaging segment had net sales of $168.3 million and $164.1 million, and operating income of $16.6 million and $15.2 million, for the six months ended June 30, 2008 and 2007, respectively. Operating income increased during the period by approximately $1.4 million. This increase was primarily due to improved pricing and product mix.

Our plastic packaging and films segment had net sales of approximately $230.6 million and $159.5 million, and operating income of approximately $9.4 million and $10.7 million, for the six months ended June 30, 2008 and 2007, respectively. Excluding the effects of the 2007 Acquisitions, operating income decreased by approximately $1.3 million. This decrease in operating income is primarily due to a decrease in the spread between selling prices and raw material prices. Raw materials prices for the plastic packaging and films segment declined during the latter part of 2006, and inventories with relatively low material costs were sold during the first quarter of 2007, resulting in relatively higher margins for the six months ended June 30, 2007. In addition, resin prices increased during the fourth quarter of 2008. We typically experience a lag in time before we can pass the raw material increases on to our customers.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Cash flows provided by operating activities for the six months ended June 30, 2008 were $1.0 million. Cash flows provided by operating activities for the six months ended June 30, 2007 were $16.3 million.

Cash flows provided by operating activities for the six months ended June 30, 2008 were primarily due to cash flows provided by earnings, offset mostly by negative working capital trends. Cash flows provided by earnings were $10.1 million (net loss of $1.6 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $11.5 million and other non-cash charges of $0.2 million, including stock compensation). Inventories and accounts receivable increased by approximately $11.0 million and $8.2 million, respectively. The increase in inventory is primarily due to increases in paper segment finished goods due to seasonal customer demands and increases at EAC resulting from the build-up of inventory in preparation for the transfer of certain manufacturing operations to our Matthews, North Carolina facility. We expect our inventory levels to be down to more normal operating levels by the end of the third quarter or early in the fourth quarter. The accounts receivable increase was primarily attributable to the build-up to normal operating levels from the Liqui-Box Acquisition at the end of 2007. The increases in inventory and accounts receivable were partially offset by an increase in accounts payable and accrued liabilities and other positive working capital items of $10.2 million. The increase in accounts payable and accrued liabilities was due primarily to the build-up to normal operating levels from the Liqui-Box Acquisition at the end of 2007 and increased accounts payable in relation to the increase in inventory.

Cash flows used in investing activities for the six months ended June 30, 2008 and 2007 were $11.3 million and $10.1 million, respectively, and were primarily related to acquisitions and upgrades of machinery and equipment.

Cash flows provided by financing activities for the six months ended June 30, 2008 were $10.0 million and cash flows used in financing activities for the six months ended June 30, 2007 were $5.9 million. Cash flows during the six months ended June 30, 2008 were provided primarily by net borrowings under our Senior Credit Facility, which were necessary due to the factors discussed above.

Financing Arrangements as of June 30, 2008

Information about our financing arrangements as of June 30, 2008, including our 11.25% senior notes due 2014, our Senior Credit Facility, and our term loans, is disclosed in Note 5 of the financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

As of June 30, 2008, $220.0 million of the Notes remained outstanding. In addition, through the six months ended June 30, 2008, we incurred approximately $13.0 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of June 30, 2008, approximately $80.8 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 4.2% per annum, with approximately $24.9 million available for borrowings. Through June 30, 2008, we incurred approximately $2.3 million in interest expense related to the Senior Credit Facility. The term loans have an aggregate principal balance of approximately $0.2 million at June 30, 2008.

Liquidity and Capital Outlook

Based on the terms of the Notes, we expect to incur a total of approximately $26.0 million in interest expense related to the Notes in 2008, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2008 will be approximately $22 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $80.8 million of borrowings were outstanding and approximately $24.9 million was available for borrowings under our Senior Credit Facility as of June 30, 2008. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

Both the indenture governing the Notes and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures on January 31, 2011, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

Although we currently have no specific acquisitions planned, one of our potential growth strategies is growth through acquisitions. Although we currently have no intent to obtain additional financing, we may require additional financing in order to pursue our growth strategy. Although we believe that we can borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Although the ultimate determination of whether to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility and the discretion of our Board of Directors, we currently have no plans to pay dividends.

Off-Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at June 30, 2008:

Contractual Obligations	Payments Due by Period
	Total	2008	2009-2010	2011-2012	Beyond 2012
	(dollar amounts in millions)
Long-Term debt obligations:
Senior Notes due 2014	$220.0	—	—	—	$220.0
Senior Credit Facility(1)	$80.8	$80.8	—	—	—
Term loans	$0.2	$0.1	$0.1	—	—

Total debt obligations	$301.0	$80.9	$0.1	—	$220.0
Pension funding obligations(2)	$7.6	$0.8	$3.6	$3.2	—
Operating lease obligations	$50.1	$4.1	$14.7	$11.4	$19.9
Interest payments(3)	$148.5	$12.4	$49.5	$49.5	$37.1

Total contractual obligations	$507.2	$98.2	$67.9	$64.1	$277.0

(1)

Under the terms of a lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2008, even though the Senior Credit Facility does not mature until January 31, 2011.

(2)	Represents currently estimated amounts.

(3)	Includes interest payments on outstanding fixed-rate, long-term debt obligations.

Recent Accounting Pronouncements

Following is a summary of the more significant recently issued financial accounting pronouncements:

In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently evaluating the impact of adopting FAS No. 162 on our consolidated financial position and results of operation.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently currently evaluating the impact of adopting FSP FAS 142-3 on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective on a prospective basis for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combination we enter into after December 31, 2008 will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for us on January 1, 2008. Our adoption of the standard did not have a material effect on our consolidated financial position and results of operations. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delays by one year the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

Effective January 1, 2008, we adopted FASB FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of FAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under FAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. FAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. We chose not to elect the fair value option for our financial assets and liabilities at January 1, 2008. Therefore, the adoption of FAS No. 159 has no impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of the Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under our Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of June 30, 2008, $80.8 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 4.2% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $808,000.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Date: August 13, 2008

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