Form 10-Q
period 2008-09-30
EXOPACK HOLDING CORP
filed 2008-11-13
CIK 1186362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ____________________

FORM 10-Q

____________________

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 333-136559

EXOPACK HOLDING CORP.
(Exact name of registrant as specified in its charter)

Delaware	76-0678893
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3070 Southport Rd., Spartanburg, SC	29302
(Address of principal executive offices)	(Zip Code)

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

Yesx No¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller reporting company ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes¨ Nox

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation. As of September 30, 2008, one share of the registrant’s common stock was outstanding.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except for share and per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash	$1,614	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $2,050 and $1,666 for 2008 and 2007, respectively)	84,338	78,870
Income taxes receivable	340	382
Other receivables	3,198	4,367
Inventories	103,901	95,621
Deferred income taxes	4,264	4,751
Prepaid expenses and other current assets	3,824	3,680
Total current assets	201,479	188,979
Property, plant, and equipment, net	180,195	186,393
Deferred financing costs, net	7,126	8,283
Intangible assets, net	68,157	68,925
Goodwill	64,540	65,509
Other assets	1,242	1,020
Total assets	$522,739	$519,109
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$88,439	$70,927
Accounts payable	72,194	72,191
Accrued liabilities	34,561	39,660
Income taxes payable	787	278
Total current liabilities	195,981	183,056
Long-term liabilities
Long-term debt, less current portion	220,095	220,130
Deferred income taxes	41,295	43,241
Other liabilities	6,227	7,674
Total long-term liabilities	267,617	271,045
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and
outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and
outstanding at September 30, 2008 and December 31, 2007	-	-
Additional paid-in capital	72,664	72,195
Accumulated other comprehensive income, net	2,157	4,417
Accumulated deficit	(15,680)	(11,604)
Total stockholder's equity	59,141	65,008
Total liabilities and stockholder's equity	$522,739	$519,109

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30,2007

Net sales	$194,699	$168,318	$593,651	$491,934
Cost of sales	176,082	151,871	532,565	436,026
Gross margin	18,617	16,447	61,086	55,908
Selling, general and administrative expenses	12,516	11,607	41,950	31,676
Impairment of intangible asset	-	-	-	1,304
Operating income	6,101	4,840	19,136	22,928
Other expenses (income)
Interest expense	7,702	7,308	23,313	21,178
Other expense, net	1,473	126	460	351
Net other expenses	9,175	7,434	23,773	21,529
(Loss) income before income taxes	(3,074)	(2,594)	(4,637)	1,399
(Benefit from) provision for income taxes	(588)	(568)	(561)	867
Net (loss) income	$(2,486)	$(2,026)	$(4,076)	$532

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited) (in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2007	1	$-	$72,195	$4,417	$(11,604)	$65,008
Stock compensation expense	-	-	469	-	-	469
Net loss	-	-	-	-	(4,076)	(4,076)
Translation adjustment	-	-	-	(2,260)	-	(2,260)
Balances at September 30, 2008	1	$-	$72,664	$2,157	$(15,680)	$59,141

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (in thousands of dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities
Net (loss) income	$(4,076)	$532
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	17,593	13,242
Deferred income tax (benefit) provision	(1,378)	720
Impairment of intangible asset	-	1,304
Stock compensation expense	469	135
Recovery of bad debts	(135)	(105)
Loss on sales and disposition of property, plant and equipment	892	684
Changes in operating assets and liabilities (net of operating assets and liabilities acquired for 2007):
Trade accounts receivable	(6,500)	(736)
Inventories	(9,314)	5,233
Prepaid expenses, other receivables and other assets	15	(1,180)
Accounts payable and accrued other liabilities	(1,842)	(10,121)
Income tax receivable/payable	601	4,028
Net cash (used in) provided by operating activities	(3,675)	13,736
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	(14,214)	(17,454)
Proceeds from sales of property, plant and equipment	422	327
Acquisition of EPF and EAC	(389)	(33,283)
Net cash used in investing activities	(14,181)	(50,410)
Cash flows from financing activities
Repayment of subordinated term loans	(99)	(52)
Borrowings under revolving credit facility	713,649	625,934
Repayments of revolving credit facility	(695,656)	(588,263)
Deferred financing costs paid	(110)	(184)
Repayments of capital lease obligation	-	(2)
Net cash provided by financing activities	17,784	37,433
Effect of exchange rate changes on cash	378	274
Increase in cash	306	1,033
Cash
Beginning of period	1,308	485
End of period	$1,614	$1,518

Non-cash investing activity-
Increase in obligation to former shareholders of Exopack (Note 4)	$-	$175

These accompanying notes are an integral part of these consolidated financial statements.

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

The company operates 18 manufacturing facilities located throughout the United States, and in the United Kingdom and Canada. Twelve manufacturing facilities are in the plastic packaging and films segment, of which the Company leases six (including two foreign manufacturing facilities in Ontario, Canada and one in North Wales, United Kingdom) and owns the remaining six facilities. The Company owns and operates six manufacturing facilities in the paper packaging segment.

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

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). Third party net sales related to EEF were approximately $19.0 million and $56.7 million for the three and nine months ended September 30, 2008, respectively, and were approximately $10.3 million for the three and nine months ended September 30, 2007.

The net acquisition cost of $33.6 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS Nos. 141 and 142 and includes the following allocations:

EEF
(in thousands of dollars)	Acquisition
Assets acquired:
Trade accounts receivable	$10,242
Inventories	5,383
Other current assets	1,036
Property, plant and equipment	18,535
Goodwill	2,911
Intangible assets	4,023
Total assets acquired	42,130
Liabilities assumed:
Accounts payable	(4,069)
Accrued liabilities	(1,913)
Short term deferred tax liability	(119)
Current portion- long term debt	(111)
Long term deferred tax liability	(2,010)
Other noncurrent liabilities	(300)
Total liabilities assumed	(8,522)
Net acquisition cost	$33,608

The preliminary net acquisition cost of $33.4 million was increased during the fourth quarter of 2007 by approximately $0.3 million.

Liqui-Box Acquisition

On November 28, 2007 the Company acquired for the total purchase price of approximately $15.7 million (including acquisition costs of approximately $1.7 million) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “Liqui-Box Acquisition”). During the nine months ended September 30, 2008, the Company received $0.6 million for the net working capital adjustment due from the seller. This exceeded our original estimate by approximately $0.2 million, which resulted in a reduction to the originally estimated purchase price by approximately $0.2 million. The Company financed the Liqui-Box Acquisition primarily through borrowings under its senior credit facility (see Note 5). Prior to the Liqui-Box Acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”). Third party net sales related to EPF were approximately $15.8 million and $49.2 million for the three and nine months ended September 30, 2008, respectively.

The net acquisition cost of $15.7 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS No. 141 and includes the following allocations:

Liqui-B ox
(in thousands of dollars)	Acquisition
Assets acquired:
Inventories	$5,149
Prepaid expenses	35
Property, plant and equipment	11,438
Total assets acquired	16,622
Liability assumed:
Accrued Vacation	(941)
Net acquisition cost	$15,681

The above-described acquisitions that were completed in 2007 were not material to our results of operations and financial position and, accordingly, unaudited pro-forma financial information is omitted from these consolidated financial statements.

Basis of Presentation

The unaudited consolidated financial statements for the three and nine months ended September 30, 2008 include the results of operations of the Company, reflecting Exopack, Cello-Foil, TPG, EAC and EPF operations. The unaudited consolidated financial statements for the three and nine months ended September 30, 2007 include the results of operations of the Company, reflecting Exopack, Cello-Foil, and TPG, as well as EAC’s operation, since its acquisition on August 6, 2007.

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

The consolidated balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2. Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (FAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles

("GAAP") in the United States (the GAAP hierarchy). This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of adopting FAS No. 162 on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting FAS No. 142-3 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard will become effective for the Company on January 1, 2009.

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

3. Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

	September 30,	December 31,
(in thousands of dollars)	2008	2007

Raw materials and supplies	$41,337	$44,589
Work in progress	12,749	11,475
Finished goods	49,815	39,557
Total inventories	$103,901	$95,621

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over net assets acquired in connection with the acquisitions of Cello-Foil and Exopack in 2005, as well as the acquisition of EAC in 2007, and totaled approximately $64.5 million and $65.5 million at September 30, 2008 and December 31, 2007, respectively. During the nine months ended September 30, 2008, the Company reduced goodwill related to the EEF Acquisition by approximately $890,000 as a result of the finalization of the valuation of definite-lived intangibles and by approximately $80,000 as a result of foreign currency translation.

Of the goodwill totaling approximately $64.5 million at September 30, 2008, approximately $33.5 million and $31.0 million has been assigned to the paper packaging and plastic packaging and films segments, respectively. See Note 12 for further information regarding the Company’s segments. Goodwill of approximately $2.0 million, related to the Company’s Matthews, NC facility, is deductible for income tax purposes. The remaining $62.5 million of goodwill is not deductible for income tax purposes.

The terms of the Exopack acquisition agreement required the Company to set aside in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack acquisition. During the nine months ended September 30, 2007, the Company received approximately $4.0 million in income tax refunds and paid approximately $5.4 million to the former stockholders of Exopack under the terms of the acquisition agreement. In addition, the Company recorded approximately $0.2 million to increase the estimated liability payable to the former stockholders of Exopack with a corresponding increase to deferred tax assets during the nine months ended September 30, 2007. At September 30, 2008, the Company had approximately $0.9 million of estimated remaining obligation to the former stockholders of Exopack reflected in accrued liabilities on the accompanying consolidated balance sheet.

The terms of the 2005 Cello-Foil acquisition required the Company to pay the former stockholders of Cello-Foil for the tax benefit of certain tax loss carryforwards generated prior to the Cello-Foil Acquisition. The Company paid approximately $388,000 to the former stockholders of Cello-Foil during the nine months ended September 30, 2008 in accordance with the terms of the acquisition agreement. The $388,000 obligation was reflected in “Accrued Liabilities” in the accompanying consolidated balance sheet at December 31, 2007. In addition, a portion of the Cello-Foil purchase price ($3.0 million) was held back in order to cover any indemnification amounts or claims to be paid by the buyer and this amount was paid to the former Cello-Foil stockholders in July 2007.

The Company’s other intangible assets are summarized as follows:

	September 30,	December 31,
(in thousands of dollars)	2008	2007
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,170	$16,221
Patents (amortized over 2-15 years)	4,262	4,232
Trademarks and tradenames (amortized over 15 years)	1,215	1,322
	22,647	21,775
Accumulated amortization	(5,490)	(3,850)
Definite-lived intangible assets	17,157	17,925
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$68,157	$68,925

During the nine months ended September 30, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and trade name was fully impaired as a result of its phase-out and recorded a charge of approximately $1.3 million during the nine months ended September 30, 2007. This charge is reflected as an “impairment of intangible asset” in the accompanying consolidated statements of operations and as a reduction of the plastic packaging and films segment operating income in Note 12.

Amortization expense for definite-lived intangible assets for the three months ended September 30, 2008 and 2007 was approximately $557,000 and $467,000, respectively, and for the nine months ended September 30, 2008 and 2007 was approximately $1.6 million and $1.3 million, respectively. During the three and nine months ended September 30, 2008, the Company recorded an additional $40,000 of amortization expense to one paper packaging segment patent no longer being utilized. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $523,000 for the remainder of 2008 and approximately $2.0 million per year for the years 2009 through 2012.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At September 30, 2008, approximately $88.4 million was outstanding and approximately $17.8 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5% . Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5% . The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2008 was approximately 4.1% . The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At September 30, 2008, the Company was in compliance with these restrictions.

At September 30, 2008, there were outstanding letters of credit of approximately $3.8 million under the Senior Credit Facility.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0% . The loan is collateralized by certain machinery and equipment of the Company. At September 30, 2008, approximately $141,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan. The remaining principal balance of this subordinated term loan was paid off during the three months ended September 30, 2008.

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

Compensation expense, related to options issued subsequent to FAS 123(R) adoption, is recorded ratably over the vesting period of five years. Under the 2005 Stock Option Plan, the Company granted 23,550 and 12,750 options during the nine months ended September 30, 2008 and 2007, respectively, to certain of the Company’s officers and key employees. The Company recorded compensation expense of approximately $135,000 and $48,000 during the three months ended September 30, 2008 and 2007, respectively, and approximately $469,000 and $135,000 during the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the total compensation cost related to non-vested awards not yet recognized is approximately $2.4 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 3.9 years.

The following table illustrates the effect on net (loss) income for the three and nine months ended September 30, 2008 and 2007 as if the fair value-based method provided by SFAS No. 123 (R) had been applied to all outstanding awards granted in 2005, when the Company accounted for stock options in accordance with APB No. 25, and related interpretations:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
N et (loss) income, as reported	$(2,486)	$(2,026)	$(4,076)	$532
Deduct: Total stock-based compensation determined under fair value method for awards granted in 2005, net of tax	(9)	(69)	(149)	(225)
Pro forma net (loss) income	$(2,495)	$(2,095)	$(4,225)	$307

The fair values of the option grants during the periods indicated in the table above were estimated on the date of grant using the Black-Scholes option-pricing model with the following results and assumptions:

	2008	2007	2006
	Grants	Grants	Grants
Weighted-average grant date fair value per share	$88	$93	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	3.79%	4.76%	5.10%
Volatility	40.0%	40%	40.0%

The following tables summarize information about stock options outstanding at September 30, 2008 (there were no stock options exercisable at September 30, 2008).

	Options Outstanding
		Weighted-average
Exercise	Number	Remaining
Price	Outstanding	Contractual Life
$72	51,400	7.0 years
$130	1,500	7.7 years
$140	7,600	8.3 years
$184	1,550	8.6 years
$163	15,050	9.0 years
$140	8,500	9.5 years
	85,600	8.1 years

			Aggregate	Weighted-average
	Options	Weighted-average	Intrinsic	Remaining
	Outstanding	Exercise Price	Value	Contractual Life
Options outstanding at December 31, 2007	68,150	$83.91
Granted	23,550	$154.70
Forfeited	(6,100)	$77.57
Options outstanding at September 30, 2008	85,600	$103.83	$4.6 million	8.1 years

There were 14,400 options available for grant at September 30, 2008 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2008 and 2007:

Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Interest cost	$777	$719	$2,332	$2,193
Expected return on plan assets	(916)	(766)	(2,750)	(2,411)
Net periodic benefit income	$(139)	$(47)	$(418)	$(218)

Postretirement benefit plan
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Service cost	$6	$5	$16	$16
Interest cost	7	5	18	16
Amortization of net actuarial gains	(4)	(4)	(12)	(12)
Net periodic postretirement benefit cost	$9	$6	$22	$20

The Company contributed approximately $563,000 and $1.3 million to the Retirement Plan during the three and nine months ended September 30, 2008, respectively, and approximately $3.5 million and $3.9 million during the three and nine months ended September 30, 2007, respectively. Contributions of approximately $247,000 are expected to be made to the Retirement Plan during the remainder of 2008. At September 30, 2008, the fair value of the assets of the Pension Plans was estimated at $39.5 million, down from $45.7 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices as well as benefit payments to retirees of approximately $300,000 per quarter. Subsequent to September 30, 2008, global stock prices continued to decline and remained volatile which likely resulted in a decline in the value of the Company’s pension assets below the projected pension obligation. Based on current global stock market valuations, the minimum required contribution to the Pension Plans in fiscal year 2009 is estimated at approximately $1.2 million and the corresponding decline in net periodic benefit income in 2009 compared with 2008 is estimated at approximately $500,000. The Company’s minimum required contributions to the Pension Plans for fiscal year 2010 and thereafter may increase as a result of the current global stock market valuations.

Other than Company contributions to fund annual benefit payments, no other contributions have been made or are expected to be required or made to fund the postretirement benefit obligation in 2008 or 2009.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008 the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. During the nine months ended September 30, 2008, the Company contributed approximately $0.5 million to the Defined Contribution Plan related to the guaranteed supplemental employer contribution. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers in the plan. During the two-year transitional period, the employees will receive a contribution of 2% in the Savings Plan regardless of their Savings Plan contributions.

8. Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS 146 requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the three and nine months ended September 30, 2007, the Company ceased using a significant portion of one of its leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made through the original lease term ending December 2008 for the unused area of this facility. The charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. The Company extended the lease term date to December 2009 and recorded an additional charge to pre-tax earnings of approximately $288,000 during the fourth quarter of 2007. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2008 is approximately $347,000. There were no exit costs incurred during the three or nine months ended September 30, 2008 related to this exit activity.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and has now sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the nine months ended September 30, 2008, the Company increased its future lease obligation by approximately $208,000 with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability and changing the estimated sublease income to correspond with the recent sublease of this facility executed in August of 2008. During the three and nine months ended September 30, 2007, the Company increased its future lease obligation as a result of re-evaluating the estimate of expected future sublease income. Charges reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations were $158,000 and $316,000 for the three and nine months ended September 30, 2007 and were $208,000 for the nine months ended September 30, 2008. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2008 is approximately $564,000.

The Company expects the consolidation of operations at one of its plastic packaging and films segment facilities from two buildings to one building to be completed by December 31, 2008. In conjunction with this consolidation, the Company expects to record a discounted lease obligation of approximately $0.5 million in the quarter ended December 31, 2008. The $0.5 million discounted lease obligation is comprised of approximately $1.5 million in contractual lease costs partially offset by approximately $1.0 million in estimated sub-lease income through the termination of the lease.

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

10. Comprehensive Income

The components of comprehensive income are as follows for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net (loss) income	$(2,486)	$(2,026)	$(4,076)	$532
Transalation adjustment	(1,454)	1,052	(2,260)	2,497
Comprehensive income	$(3,940)	$(974)	$(6,336)	$3,029

The following table summarizes the components of accumulated other comprehensive income and the changes in accumulated other comprehensive income for the nine months ended September 30, 2008:

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Liability	Comprehensive
(in thousands of dollars)	Adjustment	Adjustment	Income
Balance at December 31, 2007	$2,739	$1,678	$4,417
Year-to-date net change	(2,260)	-	(2,260)
Balance at September 30, 2008	$479	$1,678	$2,157

11. Related Party Transactions

The Company operates under a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). The Company incurred management fees and other related expenses under the management services agreement of approximately $379,000 and $250,000 during the three months ended September 30, 2008 and 2007, respectively, and approximately $1.1 million and $898,000 during the nine months ended September 30, 2008 and 2007, respectively. The management fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement. The agreement terminates on October 13, 2015. No such expenses were incurred during the three or nine month periods ended September 30, 2008 or 2007.

The Company paid approximately $190,000 of professional fees and other expenses on behalf of CPG during the three and nine months ended September 30, 2007. This amount is reflected in “Selling, general, and administrative expenses” in the accompanying consolidated statements of operations.

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

The Company evaluates performance based on operating income. During the three and nine months ended September 30, 2008 and 2007, segment data includes a charge allocating certain corporate costs to each of the Company’s operating segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Paper packaging	$1,511	$1,621	$5,204	$4,933
Plastic packaging and films	2,639	1,648	7,969	5,142
Total A llocations	$4,150	$3,269	$13,173	$10,075

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

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenues from external customers:
Paper packaging	$81,331	$78,709	$249,648	$242,807
Plastic packaging and films	113,368	89,609	344,003	249,127
Total	$194,699	$168,318	$593,651	$491,934

Intersegment revenues:
Paper packaging	$-	$-	$-	$-
Plastic packaging and films	2,285	1,327	6,356	3,364
Total	$2,285	$1,327	$6,356	$3,364

Operating income (loss):
Paper packaging	$5,920	$5,738	$22,522	$20,966
Plastic packaging and films	4,730	3,990	14,144	14,662
Corporate	(4,549)	(4,888)	(17,530)	(12,700)
Total	6,101	4,840	19,136	22,928
Interest expense -
Corporate	7,702	7,308	23,313	21,178
Other (income) expense, net:
Paper packaging	(58)	(21)	(191)	(30)
Plastic packaging and films	1,496	150	606	390
Corporate	35	(3)	45	(9)
Total	1,473	126	460	351

(Loss) income before income taxes	$(3,074)	$(2,594)	$(4,637)	$1,399

Significant Customers

During the nine months ended September 30, 2008, one customer accounted for approximately 11.5% of the Company’s net sales and approximately 7.6% of the Company’s trade accounts receivable at September 30, 2008. During the nine months ended September 30, 2007, one customer accounted for approximately 10.0% of the Company’s net sales and approximately 7.8% of the Company’s trade accounts receivable at September 30, 2007. The Company’s customers are located primarily in North America and the United Kingdom.

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

The following consolidating financial statements present the balance sheets as of September 30, 2008 and December 31, 2007, the statements of operations for the three and nine months ended September 30, 2008 and 2007, and the statements of cash flows for the nine months ended September 30, 2008 and 2007 for each of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars, except for share and per share data)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$438	$1,176	$-	$1,614
Trade accounts receivable (net of allowance for uncollectible accounts of $2,050)	-	66,524	17,814	-	84,338
Income taxes receivable	-	340	-	-	340
Other receivables	-	1,603	1,595	-	3,198
Inventories	-	84,804	19,215	(118)	103,901
Deferred income taxes	-	4,231	33	-	4,264
Prepaid expenses and other current assets	-	2,279	1,545	-	3,824
Total current assets	-	160,219	41,378	(118)	201,479
Property, plant, and equipment, net	-	154,781	25,414	-	180,195
Deferred financing costs, net	6,267	859	-	-	7,126
Intangible assets, net	-	67,310	847	-	68,157
Goodwill	-	63,718	822	-	64,540
Investment in subsidiaries	106,100	11,699	-	(117,799)	-
Intercompany receivables	35,640	24,345	4,050	(64,035)	-
Other assets	-	1,105	137	-	1,242
Total assets	$148,007	$484,036	$72,648	$(181,952)	$522,739
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$77,902	$10,537	$-	$88,439
Accounts payable	-	58,799	13,395	-	72,194
Accrued liabilities	4,125	24,063	6,373	-	34,561
Income taxes payable	-	(9)	796	-	787
Total current liabilities	4,125	160,755	31,101	-	195,981
Long-term liabilities
Long-term debt, less current portion	220,000	95	-	-	220,095
Deferred income taxes	(27,788)	67,566	1,517	-	41,295
Intercompany payables	(107,471)	143,246	28,260	(64,035)	-
Other liabilities	-	6,156	71	-	6,227
Total long-term liabilities	84,741	217,063	29,848	(64,035)	267,617
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at September 30, 2008	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at September 30, 2008	-	-	-	-	-
Additional paid-in capital	72,664	72,664	23,897	(96,561)	72,664
Accumulated other comprehensive income, net	2,157	2,157	(159)	(1,998)	2,157
Accumulated deficit	(15,680)	31,397	(12,039)	(19,358)	(15,680)
Total stockholder's equity	59,141	106,218	11,699	(117,917)	59,141
Total liabilities and stockholder's equity	$148,007	$484,036	$72,648	$(181,952)	$522,739

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars, except for share and per share data)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$306	$925	$-	$1,308
Trade accounts receivable (net of allowance for uncollectible accounts of $1,666)	-	64,076	14,794	-	78,870
Income taxes receivable	-	382	-	-	382
Other receivables	-	4,054	313	-	4,367
Inventories	-	77,674	17,972	(25)	95,621
Deferred income taxes	-	4,716	35	-	4,751
Prepaid expenses and other current assets	-	2,266	1,414	-	3,680
Total current assets	77	153,474	35,453	(25)	188,979
Property, plant, and equipment, net	-	158,202	28,191	-	186,393
Deferred financing costs, net	7,148	1,135	-	-	8,283
Intangible assets, net	-	68,205	720	-	68,925
Goodwill	-	64,626	883	-	65,509
Investment in s ubsidiaries	100,343	14,660	-	(115,003)	-
Intercompany receivables	35,640	27,694	693	(64,027)	-
Other assets	-	820	200	-	1,020
Total assets	$143,208	$488,816	$66,140	$(179,055)	$519,109
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$66,647	$4,280	$-	$70,927
Accounts payable	-	60,061	12,130	-	72,191
Accrued liabilities	10,312	24,694	4,654	-	39,660
Income taxes payable	-	-	278	-	278
Total current liabilities	10,312	151,402	21,342	-	183,056
Long-term liabilites
Long-term debt, less current portion	220,000	130	-	-	220,130
Deferred income taxes	(21,439)	62,821	1,859	-	43,241
Intercompany payables	(130,673)	166,449	28,251	(64,027)	-
Other liabilities	-	7,646	28	-	7,674
Total long-term liabilities	67,888	237,046	30,138	(64,027)	271,045
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at December 31, 2007	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at December 31, 2007	-	-	-	-	-
Additional paid-in capital	72,195	72,195	23,835	(96,030)	72,195
Accumulated other comprehensive income, net	4,417	4,417	974	(5,391)	4,417
Accumulated deficit	(11,604)	23,756	(10,149)	(13,607)	(11,604)
Total stockholder's equity	65,008	100,368	14,660	(115,028)	65,008
Total liabilities and stockholder's equity	$143,208	$488,816	$66,140	$(179,055)	$519,109

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of d ollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$161,231	$36,557	$(3,089)	$194,699
Cost of sales	-	146,042	33,109	(3,069)	176,082
Gross margin	-	15,189	3,448	(20)	18,617
Selling, general and administrative expenses	135	10,651	1,730	-	12,516
Operating (loss) income	(135)	4,538	1,718	(20)	6,101
Other expenses (income)
Interest expense	5,831	1,378	493	-	7,702
Other expense (income), net	-	(65)	1,538		1,473
Net other expense	5,831	1,313	2,031	-	9,175
(Loss) income before income taxes	(5,966)	3,225	(313)	(20)	(3,074)
(Benefit from) provision for income taxes	(2,075)	1,091	396	-	(588)
Net (loss) income before equity in earnings of affiliates	(3,891)	2,134	(709)	(20)	(2,486)
Equity in earnings (loss) of affiliates	1,405	(709)	-	(696)	-
Net (loss) income	$(2,486)	$1,425	$(709)	$(716)	$(2,486)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$152,391	$16,686	$(759)	$168,318
Cost of sales	-	136,048	16,570	(747)	151,871
Gross margin	-	16,343	116	(12)	16,447
Selling, general and administrative expenses	238	9,758	1,611	-	11,607
Operating income (loss)	(238)	6,585	(1,495)	(12)	4,840
Other expenses (income)
Interest expense	5,831	1,102	375	-	7,308
Other expense (income), net	-	(79)	205	-	126
Net other expense	5,831	1,023	580	-	7,434
(Loss) income before income taxes	(6,069)	5,562	(2,075)	(12)	(2,594)
(Benefit from) provision for income taxes	(2,206)	2,093	(455)	-	(568)
Net (loss) income before equity in earnings of affiliates	(3,863)	3,469	(1,620)	(12)	(2,026)
Equity in earnings (loss) of affiliates	1,837	(1,620)	-	(217)	-
Net (loss) income	$(2,026)	$1,849	$(1,620)	$(229)	$(2,026)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$488,116	$111,081	$(5,546)	$593,651
Cost of sales	-	434,931	103,088	(5,454)	532,565
Gross margin	-	53,185	7,993	(92)	61,086
Selling, general and administrative expenses	480	34,876	6,594	-	41,950
Operating (loss) income	(480)	18,309	1,399	(92)	19,136
Other expenses (income)
Interest expense	17,493	3,939	1,881	-	23,313
Other expense (income), net	-	(429)	889		460
Net other expense	17,493	3,510	2,770	-	23,773
(Loss) income before income taxes	(17,973)	14,799	(1,371)	(92)	(4,637)
(Benefit from) provision for income taxes	(6,348)	5,268	519	-	(561)
Net (loss) income before equity in earnings of affiliates	(11,625)	9,531	(1,890)	(92)	(4,076)
Equity in earnings (loss) of affiliates	7,549	(1,890)	-	(5,659)	-
Net (loss) income	$(4,076)	$7,641	$(1,890)	$(5,751)	$(4,076)

CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$453,736	$40,290	$(2,092)	$491,934
Cost of sales	-	399,402	38,704	(2,080)	436,026
Gross margin	-	54,334	1,586	(12)	55,908
Selling, general and administrative expenses	325	28,048	3,303	-	31,676
Impairment of intangible asset	-	1,304	-	-	1,304
Operating income (loss)	(325)	24,982	(1,717)	(12)	22,928
Other expenses (income)
Interest expense	17,492	2,791	895	-	21,178
Other expense (income), net	-	(96)	447	-	351
Net other expense	17,492	2,695	1,342	-	21,529
(Loss) income before income taxes	(17,817)	22,287	(3,059)	(12)	1,399
(Benefit from) provision for income taxes	(6,471)	8,142	(804)	-	867
Net (loss) income before equity in earnings of affiliates	(11,346)	14,145	(2,255)	(12)	532
Equity in earnings (loss) of affiliates	11,878	(2,255)	-	(9,623)	-
Net (loss) income	$532	$11,890	$(2,255)	$(9,635)	$532

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(4,076)	$7,641	$(1,890)	$(5,751)	$(4,076)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	881	13,911	2,801	-	17,593
Equity in loss (earnings) of affiliates	(7,549)	1,890	-	5,659	-
Deferred income tax (benefit) provision	(6,349)	5,230	(259)	-	(1,378)
Stock compensation expense	469	469	-	(469)	469
(Recovery of) provision for bad debts	-	(273)	138	-	(135)
Loss on sales and disposition of property, plant and equipment	-	921	(29)	-	892
Changes in operating assets and liabilities
Trade accounts receivable	-	(2,175)	(4,325)	-	(6,500)
Inventories	-	(7,129)	(2,277)	92	(9,314)
Prepaid expenses, other receivables and other assets	-	1,520	(1,505)	-	15
Accounts payable and accrued other liabilities	(6,187)	203	4,142	-	(1,842)
Income tax receivable/payable	-	33	568	-	601
Net cash (used in) provided by operating activities	(22,811)	22,241	(2,636)	(469)	(3,675)
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(12,178)	(2,036)	-	(14,214)
Proceeds on sales of property, plant and equipment	-	311	111	-	422
Acquisition of EPF	-	542	(931)	-	(389)
Investments in subsidiaries	(469)	-	-	469	-
Net cash (used in) provided by investing activities	(469)	(11,325)	(2,856)	469	(14,181)
Cash flows from financing activities
Repayment of subordinated term loans	-	(35)	(64)	-	(99)
Borrowings under revolving credit facility	-	647,050	66,599	-	713,649
Repayments of revolving credit facility	-	(635,795)	(59,861)	-	(695,656)
Intercompany borrowings (repayments)	23,203	(20,766)	(2,437)	-	-
Financing costs paid	-	(110)	-	-	(110)
Net cash provided by (used in) financing activities	23,203	(9,656)	4,237	-	17,784
Effect of exchange rate changes on cash	-	(1,128)	1,506	-	378
Increase (decrease) in cash	(77)	132	251	-	306
Cash
Beginning of period	77	306	925	-	1,308
End of period	$-	$438	$1,176	$-	$1,614

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

		Guarantor	Nonguarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$532	$11,890	$(2,255)	$(9,635)	$532
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	881	11,380	981	-	13,242
Equity in loss (earnings) of affiliates	(11,878)	2,255	-	9,623	-
Deferred income tax (benefit) provision	(6,470)	8,027	(837)	-	720
Impairment of intangible asset	-	1,304	-	-	1,304
Stock compensation expense	135	135	-	(135)	135
(Recovery from) provision for bad debts	-	(235)	130	-	(105)
Loss on sales and disposition of property, plant and equipment	-	538	146	-	684
Changes in operating assets and liabilities
Trade accounts receivable	-	(2,337)	1,601	-	(736)
Inventories	-	2,807	2,414	12	5,233
Prepaid expenses, other receivables and other assets	-	(1,231)	51	-	(1,180)
Accounts payable and accrued other liabilities	(6,336)	(4,925)	1,140	-	(10,121)
Income tax receivable/payable	-	4,004	24	-	4,028
Net cash (used in) provided by operating activities	(23,136)	33,612	3,395	(135)	13,736
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(17,080)	(374)	-	(17,454)
Proceeds on sales of property, plant and equipment	-	224	103	-	327
Acquisition of EAC	-	(33,283)	(14,682)	14,682	(33,283)
Investments in subsidiaries	(135)	-	-	135	-
Net cash (used in) provided by investing activities	(135)	(50,139)	(14,953)	14,817	(50,410)
Cash flows from financing activities
Repayment of subordinated term loans	-	(35)	(17)	-	(52)
Borrowings under revolving credit facility	-	603,448	22,486	-	625,934
Repayments of revolving credit facility	-	(564,464)	(23,799)	-	(588,263)
Intercompany borrowings (repayments)	23,337	(23,830)	8,493	(8,000)	-
Capital contribution by Parent	-	-	6,682	(6,682)	-
Financing costs paid	(25)	(159)	-	-	(184)
Repayments of capital lease obligation	-	(2)	-	-	(2)
Net cash provided by (used in) financing activities	23,312	14,958	13,845	(14,682)	37,433
Effect of exchange rate changes on cash	-	1,474	(1,200)	-	274
Increase (decrease) in cash	41	(95)	1,087	-	1,033
Cash
Beginning of period	36	353	96	-	485
End of period	$77	$258	$1,183	$-	$1,518

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

Federal income tax return periods beginning as of January 1, 2003 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of September 30, 2008. The IRS is currently examining the tax year ending December 31, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

Our effective income tax rate was approximately 12% and 62% for the nine months ended September 30, 2008 and September 30, 2007, respectively. The effective rate for the 2008 period reflects certain foreign losses for which we believe we are not going to realize a tax benefit. Other differences between the effective rate and the statutory rate are primarily related to state and foreign taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report of Exopack Holding Corp. for the quarterly period ended September 30, 2008 contains certain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “should,” “may,” “could,” or words of similar meaning. These statements represent our intentions, plans, expectations and beliefs and are subject to risks, uncertainties and other factors, many of which are outside our control and could cause actual results to differ materially from such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Important factors that could cause actual results to differ materially from the forward-looking statements include, but are not limited to, the following:

  current worldwide economic conditions may materially and adversely affect demand for our products, our suppliers ability to supply our raw materials and our ability to obtain financing if needed;

  intense competition in the flexible packaging markets may adversely affect our operating results;

  the profitability of our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers;

  energy price increases could adversely affect the results of our operations;

  we must adapt to technological advances in the packaging industry;

  we may be unable to protect our proprietary technology from infringement;

  the loss of a key supplier could lead to increased costs and lower profit margins;

  we may be unable to realize the expected cost savings and other synergies from our acquisitions in 2007;

  our operations could expose us to substantial environmental costs and liabilities;

  we are subject to risks related to our international operations;

  we may, from time to time, experience problems in our labor relations;

  loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

  unexpected equipment failures may lead to production curtailments or shutdowns;

  an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

  we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404 loss of key individuals could disrupt our operations and harm our business;

  we may be adversely affected by changes in interest rates;

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

     The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of Part II of this quarterly report and Item 1A our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Exit and Disposal Activities

     We account for costs associated with exit and disposal activities in accordance with FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. FAS No. 146 requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

     During the three and nine months ended September 30, 2007, we ceased using a significant portion of one of our leased Canadian plastic packaging facilities and we recorded a charge to pre-tax earnings of approximately $411,000 for the pro-rata portion of the remaining lease payments to be made though the original lease term ending December 2008 for the unused area of this facility. The charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. We extended the lease term date to December 2009 and recorded an additional charge to pre-tax earnings of approximately $288,000 during the fourth quarter of 2007. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2008 is approximately $347,000. There were no exit costs incurred during the three or nine months ended September 30, 2008 related to this exit activity.

     In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we have now sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the nine months ended September 30, 2008, we increased our future lease obligation by approximately $208,000 with a corresponding charge to pre-tax earnings, as a result of re-evaluating the estimate of the discount rate assumed for the lease liability and changing the estimated sublease income to correspond with the recent sublease of this facility executed in August of 2008.  During the three and nine months ended September 30, 2007, we increased its future lease obligation as a result of re-evaluating the estimate of expected future sublease income. Charges reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations were $158,000 and $316,000 for the three and nine months ended September 30, 2007 and were $208,000 for the nine months ended September 30, 2008.  The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2008 is approximately $564,000.

     We are consolidating the operations at one of our plastic packaging and films segment facilities from two buildings to one building. We expect this consolidation to be completed by December 31, 2008. In conjunction with this consolidation, we expect to record a discounted lease obligation of approximately $0.5 million in the quarter ending December 31, 2008. The $0.5 million discounted lease obligation is comprised of approximately $1.5 million in contractual lease costs, which were partially offset by approximately $1.0 million in estimated sub-lease income through the termination of the lease.

Results of Operations

     The following presents an overview of our results of operations for the three and nine months ended September 30, 2008 compared with the three and nine months ended September 30, 2007.

	Three Months Ended				Nine Months Ended
	September 30, 2008		September 30, 2007		September 30, 2008		September 30, 2007

	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
	(dollar amounts in millions)				(dollar amounts in millions)
Statements of Operations Data:
Net sales	$194.7	100.0%	$168.3	100.0%	$593.7	100.0%	$491.9	100.0%
Cost of sales	176.1	90.4%	151.9	90.3%	532.6	89.7%	436.0	88.6%
Selling, general and administrative expense	12.5	6.4%	11.6	6.9%	42.0	7.1%	31.7	6.4%
Impairment of intangible asset	-	0.0%	-	0.0%	-	0.0%	1.3	0.3%
Interest expense	7.7	4.0%	7.3	4.3%	23.3	3.9%	21.2	4.3%
Other (income) expense, net	1.5	0.8%	0.1	0.1%	0.5	0.1%	0.3	0.1%
(Loss) income before income taxes	(3.1)	-1.6%	(2.6)	-1.5%	(4.7)	-0.8%	1.4	0.3%
(Benefit from) provision for income taxes	(0.6)	-0.3%	(0.6)	-0.4%	(0.6)	-0.1%	0.9	0.2%
Net (loss) income	$(2.5)	-1.3%	$(2.0)	-1.2%	$(4.1)	-0.7%	$0.5	0.1%

Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

     Net Sales. Net sales for the three months ended September 30, 2008 increased by approximately $26.4 million, or 15.7% compared with the same period in 2007. This increase is primarily attributable to net sales related to the November 2007 Liqui-Box Acquisition of approximately $15.8 million, and to a lesser extent an increase in net sales of approximately $8.7 million related to the EEF Acquisition as a result of three months of operations in 2008 as compared to two months of operations in 2007, combined with an increase of approximately $1.9 million in net sales related to the paper packaging and plastic packaging and films segments (exclusive of EAC and EPF) due to increases in the average selling prices for both segments, partially offset by decreases in volume for both segments primarily due to ongoing unfavorable economic conditions in the building materials market.

     Cost of Sales. Cost of sales for the three months ended September 30, 2008 increased by approximately $24.2 million, or 15.9% compared with the same period in 2007. This increase is primarily attributable to cost of sales related to the November 2007 Liqui-Box Acquisition of approximately $14.7 million and to a lesser extent an increase in cost of sales of approximately $6.1 million related to the EEF Acquisition as a result of three months of operations in 2008 as compared to two months in 2007. Excluding the effects of the Liqui-Box Acquisition cost of sales remained comparable at 90.2% of net sales, or $161.4 million, for the three months ended September 30, 2008 as compared with $151.9 million for the three months ended September 30, 2007 as an improvement in margin at EAC primarily due to the full integration of EAC into the Company was offset by increased paper and resin raw material costs. In particular we have experienced resin price increases of $0.18/lb from April 2008 through August 2008; however, resin prices declined $0.07/lb in September 2008, from which we should see a benefit in the fourth quarter of 2008. We typically experience a lag in time before we can pass these raw material price increases/decreases on to our customers.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2008 increased by approximately $0.9 million, or 7.8% compared with the same period in 2007. This increase is comprised of approximately $0.6 million in SG&A expense related to the November 2007 Liqui-Box Acquisition, an increase of approximately $0.4 million in SG&A expense related to the EEF Acquisition due to three months of operations in 2008 as compared to two months in 2007, partially offset by a decrease of approximately $0.1 million in other SG&A expenses. This decrease in other SG&A expenses was primarily comprised of the following items: a decrease in salaries and related benefits of approximately $0.3 million as a result of continued efforts to streamline operations, a reduction in costs associated with exit costs at one of our Canadian plastic packaging facilities of approximately $0.2 million, a reduction in costs associated with exit costs at one of our domestic plastic packaging facilities of approximately $0.2 million, and a reduction in professional services related to Sarbanes-Oxley compliance of approximately $0.1 million, all of which was partially offset by an increase in loss on disposal of property plant and equipment of approximately $0.4 million and an increase in severance costs of approximately $0.3 million.

     Interest Expense. Interest expense during the three months ended September 30, 2008 increased by $0.4 million or approximately 5.5% compared with the same period in 2007 primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the Liqui-Box Acquisition, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

     Other (Income) Expense, net. Other expense for the three months ended September 30, 2008 increased by approximately $1.4 million compared with the same period in 2007. Other expense is comprised primarily of foreign currency exchange losses.  The increase in other expense during the three months ended September 30, 2008 was primarily due to approximately $0.9 million in exchange losses related to its Canadian operations as a result of the weakening of the Canadian dollar and other foreign currencies against the U.S. dollar and approximately $0.5 million in exchange losses related to its intercompany note with its United Kingdom operations as a result of the weakening of the British pound against the U.S. dollar.

     Income Tax Expense. Our effective income tax rate was approximately 19% in 2008 and 22% in 2007. The effective rates for both periods reflect certain foreign losses we believe will not result in a tax benefit.

     Reportable Segments. Our paper packaging segment had net sales of $81.3 million and $78.7 million, and operating income of $5.9 million and $5.7 million, for the three months ended September 30, 2008 and 2007, respectively. The increase in operating income was primarily due to margin enhancement through improved pricing and product mix.

     Our plastic packaging and films segment had net sales of approximately $113.4 million and $89.6 million and operating income of approximately $4.7 million and $4.0 million for the three months ended September 30, 2008 and 2007, respectively. The increase in net sales of approximately $23.8 million is primarily attributable to $15.8 million of net sales related to the November 2007 Liqui-Box Acquisition and an increase in net sales related to EAC of approximately $8.7 million due to three months of operations in 2008 as compared to two months in 2007. Excluding the effects of the Liqui-Box Acquisition, net sales for the three months ended September 30, 2008 and 2007 were approximately $97.6 million and $89.6 million, respectively, and operating income was approximately $4.2 million and $4.0 million, respectively, due to an increase in EAC operating income of approximately $2.2 million as a result of the full integration of EAC into the Company, offset by a reduction in operating income related to other plastic packaging and films segment operations of approximately $2.0 million due to a decrease in the spread between selling prices and raw material prices. See Note 12 of the financial statements included in this report for further discussion of segment data.

Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

     Net Sales. Net sales for the nine months ended September 30, 2008 increased by approximately $101.8 million, or 20.7% compared with the same period in 2007. This increase is primarily attributable to net sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions from both 2008 and 2007, net sales increased approximately $6.2 million, or 1.3% for the nine months ended September 30, 2008 due primarily to increases in the average selling price in both segments, partially offset by decreases in volume in both segments as a result of the ongoing unfavorable economic conditions in the building materials market.

     Cost of Sales. Cost of sales for the nine months ended September 30, 2008 increased by approximately $96.6 million, or 22.2% compared with the same period in 2007. This increase is primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions, cost of sales increased to 89.8% of net sales, or $438.2 million for the nine months ended September 30, 2008 as compared with 88.5% of net sales, or $426.4 million for the nine months ended September 30, 2007. This increase in cost of sales as a percentage of net sales was primarily attributable to increased paper and resin raw material costs compared to the same period in 2007. As noted above, we have experienced resin price increases of $0.18/lb from April 2008 through August 2008. However, resin prices have declined by $0.07/lb in September of 2008, from which we should see a benefit in the fourth quarter. We typically experience a lag in time before we can pass these raw material increases/decreases on to our customers.

     SG&A Expenses. SG&A expenses for the nine months ended September 30, 2008 increased by approximately $10.3 million, or 32.5% compared with the same period in 2007. Excluding the $8.2 million increase in SG&A expenses due to the 2007 Acquisitions,

SG&A expenses increased by approximately $2.1 million, or 6.9% for the nine months ended September 30, 2008. This increase was primarily comprised of the following items: an increase in severance costs of approximately $0.9 million, an increase in salaries and related benefits of approximately $0.5 million, an increase in professional services related to Sarbanes-Oxley compliance of approximately $0.3 million, an increase in loss on disposal of property plant and equipment of approximately $0.2 million, an increase in depreciation of approximately $0.2 million and an increase in management fees paid to Sun Capital of approximately $0.2 million, all of which was partially offset by a reduction in costs associated with exit costs at one of our domestic plastic packaging facilities of approximately $0.2 million.

     Impairment of Intangible Asset. We recorded a pre-tax charge to earnings of approximately $1.3 million during the nine months ended September 30, 2007 to reflect the impairment of the Cello-Foil trademark and trade name due to our decision to phase the usage of that trademark and trade name out of our operations.

     Interest Expense. Interest expense during the nine months ended September 30, 2008 increased by $2.1 million or approximately 9.9% compared with the same period in 2007 primarily due to an increase in the average balance outstanding under our Senior Credit Facility as a result of the 2007 Acquisitions, partially offset by a reduction in the average interest rate on our Senior Credit Facility.

     Income Tax Expense. Our effective income tax rate was approximately 12% in 2008 and 62% in 2007. The effective rates for both periods reflect certain foreign losses for which we believe we are not going to realize a tax benefit.

     Reportable Segments. Our paper packaging segment had net sales of $249.7 million and $242.8 million, and operating income of $22.5 million and $21.0 million, for the nine months ended September 30, 2008 and 2007, respectively. Operating income increased during the period by approximately $1.5 million. This increase was primarily due to improved pricing and product mix.

     Our plastic packaging and films segment had net sales of approximately $344.0 million and $249.1 million, and operating income of approximately $14.1 million and $14.7 million, for the nine months ended September 30, 2008 and 2007, respectively. Excluding the effects of the 2007 Acquisitions, net sales for the nine months ended September 30, 2008 and 2007 for the plastic packaging and films segment were approximately $238.1 million and $238.8 million, respectively, and operating income was approximately $11.9 million and $15.1 million, respectively. The decrease in operating income is primarily due to a decrease in the spread between selling prices and raw material prices. Raw materials prices for the plastic packaging and films segment declined during the latter part of 2006, and inventories with relatively low material costs were sold during the first quarter of 2007, resulting in relatively higher margins for the nine months ended September 30, 2007. In addition, resin prices increased during the fourth quarter of 2007 and continued into 2008. We typically experience a lag in time before we can pass the raw material increases/decreases on to our customers.

See Note 12 of the financial statements included in this report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

     Cash flows used in operating activities for the nine months ended September 30, 2008 were $3.7 million. Cash flows provided by operating activities for the nine months ended September 30, 2007 were $13.7 million.

     Cash flows used in operating activities for the nine months ended September 30, 2008 were primarily due to cash flows provided by earnings, offset by negative working capital trends. Cash flows provided by earnings were $13.3 million (net loss of $4.1 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $17.6 million and other non-cash items of $0.2 million, including deferred income tax benefit, stock compensation expense, recovery on bad debts and loss on sales and disposition of property, plant and equipment). Inventories and accounts receivable increased by approximately $9.3 million and $6.5 million, respectively. The increase in inventory is primarily due to increases in paper segment finished goods due to seasonal customer demands and increases at EAC resulting from the build-up of inventory in preparation for the transfer of certain manufacturing operations to our Matthews, North Carolina facility. We expect our inventory levels to be down to more normal operating levels by the end of the fourth quarter. The accounts receivable increase was primarily attributable to the build-up to normal operating levels from the Liqui-Box Acquisition at the end of 2007.

     Cash flows used in investing activities for the nine months ended September 30, 2008 and 2007 were $14.2 million and $50.4 million, respectively, and were primarily related to acquisitions and upgrades of machinery and equipment in both periods and acquisition costs related to the EEF Acquisition in 2007.

     Cash flows provided by financing activities for the nine months ended September 30, 2008 and 2007 were $17.8 million and $37.4 million, respectively. Cash flows during the nine months ended September 30, 2008 and 2007 were provided primarily by net borrowings under our Senior Credit Facility, which were necessary due to the factors discussed above.

Financing Arrangements as of September 30, 2008

     Information about our financing arrangements as of September 30, 2008, including our 11.25% senior notes due 2014, our Senior Credit Facility, and our term loan, is disclosed in Note 5 of the financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

     As of September 30, 2008, $220.0 million of the Notes remained outstanding. In addition, through the nine months ended September 30, 2008, we incurred approximately $19.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of September 30, 2008, approximately $88.4 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 4.1% per annum, with approximately $17.8 million available for borrowings. Through September 30, 2008, we incurred approximately $3.3 million in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The term loan has a principal balance of approximately $0.1 million.

Liquidity and Capital Outlook

     The Company believes it has sufficient liquidity despite the recent disruption of the capital and credit markets. The Company funds liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. While not significant to the Company to date, the disruptions in capital and credit markets may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with its Senior Credit Facility, including monitoring credit ratings and outlooks.

     Based on the terms of the Notes, we expect to incur a total of approximately $26.0 million in interest expense related to the Notes in 2008, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2008 will be approximately $20.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $88.4 million of borrowings were outstanding and approximately $17.8 million was available for borrowings under our Senior Credit Facility as of September 30, 2008. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet normal anticipated requirements for capital expenditures of approximately $20.0 million, working capital and scheduled interest and principal payments for the coming year.

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

Off-Balance Sheet Arrangements

     As of September 30, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at September 30, 2008:

	Payments Due by Period
Contractual Obligations	To ta l	2 0 0 8	2 0 0 9 -2 0 10	2 0 11-2 0 12	B eyond 2012
	(dollar amounts in millions )
Long-Term debt obligations :
Senior Notes due 2014	$220.0	-	-	-	$220.0
Senior Credit Facility(1)	$88.4	$88.4	-	-	-
Term loans	$0.1	$-	$0.1	-	-
Total debt obligations	$308.5	$88.4	$0.1	-	$220.0
Pension funding obligations (2)	$7.0	$0.2	$3.6	$3.2	-
Operating lease obligations	$41.5	$2.2	$12.7	$9.3	$17.3
Interest payments (3)	$136.1	$-	$49.5	$49.5	$37.1
Total contractual obligations	$493.1	$90.8	$65.9	$62.0	$274.4

(1)

Under the terms of a lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2008, even though the Senior Credit Facility does not mature until January 31, 2011.

(2)	Represents currently estimated amounts.
(3)	Includes interest payments on outstanding fixed-rate, long term debt obligations.

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

     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting FAS No. 142-3 on our consolidated financial position and results of operations.

     In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard is effective for us on January 1, 2009.

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

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of the Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5% . Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under our Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of September 30, 2008, $88.4 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 4.1% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $884,000.

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

     Currency and Exchange Rates. The majority of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars, however we do have some exposure to foreign currency risk related to our operations in the United Kingdom and Canada, our Canadian sub-facility and interactions with our foreign subsidiaries. Transactions in other currencies are translated into U.S. dollars using the rates in effect at the date of such transactions.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

     Any of the following risks could materially adversely affect our business, financial condition, results of operations and cash flows. For additional information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows see “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

     The current worldwide economic conditions may materially and adversely affect demand for our products, our suppliers ability to supply our raw materials and our ability to obtain financing if needed.

     Recently, general worldwide economic conditions have experienced a downturn due to the credit conditions impacted by the subprime-mortgage turmoil and other factors such as slower economic activity, concerns about inflation and deflation, increased energy costs, decreased consumer confidence, reduced corporate profits and capital spending, and natural disasters and public health emergencies. Government responses to the disruptions in the financial markets may not be sufficient to stabilize the markets or increase liquidity and the availability of credit. If conditions in the United States economy and any other markets in which we operate remain uncertain or weaken further, we could experience material impacts on our business, operating results, financial condition and cash flows.

     The current global economic conditions may adversely affect the demand for our products. A number of economic factors, including, but not limited to, recessionary economic cycles, higher unemployment rates, credit availability, retail trends, higher fuels and energy costs, commodity prices and foreign currency exchange rates, all generally affect demand for our products. Continued disruptions in the financial markets may materially restrict credit availability to our customers and adversely affect their spending patterns, which could adversely affect the demand for our products and our net sales. Furthermore, as a result of market conditions, changes in the financial condition and inventory of our suppliers may adversely affect our operations. Any sustained interruption in the supply of polyethylene, paper, packaging materials, other raw materials or energy could have a material adverse effect on our results of operations.

     Although we currently do not believe that we have a need to obtain additional financing beyond our current financing arrangements described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations LiquidityandCapitalOutlook”, our need for additional financing may change at any time based on unexpected market conditions, unexpected actions by the lenders under our Senior Credit Facility, changes to our growth strategy, or other factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain any such additional financing on favorable terms, if at all, could be severely limited. In the current environment, lenders may seek more restrictive lending provisions and higher interest rates that may limit our access to such financing or increase our costs. Also, given the increased level of recent banking failures, lenders may simply be unwilling or unable to provide financing. Our inability to secure additional financing on favorable terms to us, or at all, in the event that we need to seek such financing would constrain our ability to operate or grow our business and could require us to pursue actions that could materially adversely affect our financial condition and results of operations.

ITEM 5. OTHER INFORMATION

     On February 21, 2008, we reported the appointment of Tom Vale as Chief Operating Officer. On November 11, 2008, we and Mr. Vale finalized the terms of his separation benefit agreement. Mr. Vale’s separation benefit agreement provides that, in the event Mr. Vale is terminated without cause or resigns during the period beginning 30 days prior to and ending 180 days after a change of control of CPG as a result of our failure to retain Mr. Vale in a similar position and with similar compensation to that which he enjoyed prior to the change of control, then Mr. Vale will be entitled to payment of his then-existing base salary for a one-year period and an amount equal to the pro-rated bonus that Mr. Vale would have earned for the year in which he is terminated. For purposes of Mr. Vale’s separation benefit agreement, “cause” means: conviction of any felony, or the conviction of a misdemeanor which involves moral turpitude or plea of nolo contende to either; the commission of an act of moral turpitude, dishonesty, theft, destruction of property, fraud, embezzlement or unethical business conduct; any violation of company policy; any uncured violation of any agreement with the Company, CPG or our respective affiliates; or any failure to abide by any directive by the Company or CPG. In addition, for purposes of Mr. Vale’s separation benefit agreement, “change of control” means the following, subject to certain exceptions: any consolidation, merger or other transaction in which CPG is not the surviving entity or which results in the acquisition of all or substantially all of CPG’s outstanding shares of common stock by a single person or entity or by a group of persons or entities acting in concert; or a sale or transfer of all or substantially all of the assets of CPG. Mr. Vale’s separation benefit agreement requires Mr. Vale to abide by certain non-competition and non-solicitation covenants, which survive for the period ending on the later of one-year after termination of his employment and the final payment due under the separation benefit agreement. Any payments to which Mr. Vale is entitled under the separation benefit agreement are conditional upon Mr. Vale’s compliance with such covenants. A copy of the executed separation benefit agreement is included as Exhibit 10.15 to this quarterly report.

     In connection with our retention of Mr. Vale, he was granted options to purchase 5,000 shares of our non-voting common stock. A copy of the stock option grant agreement governing the grant is included as Exhibit 10.14 to this quarterly report. As set forth in the grant agreement, the exercise price for each option subject to the grant is $140.00 and the options vest 20% per year commencing February 18, 2009, provided that all options will vest immediately prior to a change of control (as defined in the grant agreement). The vested portion of the options can be exercised only on the earliest of (i) March 12, 2018, (ii) the date of the consummation of a change of control, or (iii) the date on which the Mr. Vale’s employment terminates. Under the stock option grant agreement, Mr. Vale has agreed to abide by certain covenants, including: confidentiality covenants; a covenant not to solicit any person who has been one of our employees during the last twelve months, which survives for two years following termination of employment; a covenant not to solicit any of our clients, customer, or vendors, which survives for one year after termination of employment; and a covenant not to disparage or defame us.

     In addition, on May 9, 2008, we reported the appointment of Gary McDaniel as our Senior Vice President and General Manager, Plastics Business, effective June 1, 2008. On November 11, 2008, we and Mr. McDaniel finalized the terms of his separation benefit agreement. A copy of Mr. McDaniel’s executed separation benefit agreement is included as Exhibit 10.17 to this quarterly report. In connection with Mr. McDaniel’s appointment, he was granted options to purchase 3,500 shares of our non-voting common stock. A copy of the stock option grant agreement governing Mr. McDaniel’s option grant is included as Exhibit 10.16 to this quarterly report.

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

Exopack Holding Corp.

By: /s/ Jack E. Knott
Jack E. Knott
Director, President and Chief Executive Officer

By: /s/ Jonathan D. Heard
Jonathan D. Heard
Chief Financial Officer (Principal Financial and
Accounting Officer)
Date: November 13, 2008

EXHIBIT INDEX

Exhibit
Number	Description
10.14 *	Stock Option Grant Agreement between CPG Finance, Inc. and Tom Vale
10.15 *	Separation Benefit Agreement between Our Company and Tom Vale
10.16 *	Stock Option Grant Agreement between CPG Finance, Inc. and Gary McDaniel
10.17 *	Separation Benefit Agreement between Our Company and Gary McDaniel
31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith.