Form 10-K
period 2008-12-31
EXOPACK HOLDING CORP
filed 2009-03-27
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-K
x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR
¨ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file No. 333-136559

EXOPACK HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0678893
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

3070 Southport Road, Spartanburg, SC	29302
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (864) 596-7140

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes¨ Nox Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes¨ Nox

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yesx No¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller Reporting Co. ¨
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes¨ Nox

The aggregate market value of the voting and non-voting common equity held by non-affiliates is zero. The registrant is a privately held corporation.

As of March 27, 2009, one share of the registrant’s common stock was outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K of Exopack Holding Corp. (the “Company”) for the fiscal year ended December 31, 2008, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this annual report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following: intense competition in the flexible packaging markets; the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers; global economic factors including risks associated with a recession and our customers’ access to credit; our customers’ inability to satisfy their obligations to us; financial difficulties experienced by our vendors, suppliers and other business partners; increases in our pension costs resulting from equity market fluctuations; increases in energy prices; our ability to adapt to technological advances in the packaging industry; our ability to protect our proprietary technology from infringement; any loss of a key supplier; environmental costs and liabilities; our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets; risks relating to our international operations; problems in our labor relations; a loss of transportation providers or increases in fuel prices; equipment failures; the control of our Company by an affiliate of Sun Capital Partners, Inc.; our ability to comply with Section 404 of the Sarbanes-Oxley Act; a loss of key individuals involved in our Company; changes in interest rates; various factors that we cannot control; our substantial indebtedness and our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; and restrictions in the indenture governing our outstanding notes.

     You can identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

     These statements are based on current expectations and assumptions regarding future events and business performance and involve known and unknown risks, uncertainties and other factors that may cause industry trends or our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. These factors include those set forth in the following discussion and within “Part I. Item 1A. Risk Factors” of this annual report and elsewhere within this annual report.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will not and assume no obligation to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this annual report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”).

ii

PART I

ITEM 1.

BUSINESS

     This annual report contains certain information about our Company. You should read the annual report carefully, including Item 1A entitled “Risk Factors” and our consolidated financial statements, included as Item 8, together with the accompanying notes. Except as otherwise indicated, references to “we,” “our,” “us,” and “our Company” refer to Exopack Holding Corp. and our subsidiaries.

Our Company

     We are a provider of flexible packaging, film products, and specialty substrates based in North America and Europe. We design, manufacture and supply paper flexible packaging, plastic flexible packaging and films products and coated products to over 1,600 customers in a variety of industries, including the food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden and building materials industries, among others. We have 18 manufacturing facilities across the United States, Canada and the United Kingdom. We provide packaging and films products for many of the world’s most well known brands. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.

     The many products that we produce can be divided into three separate segments: (i) paper packaging, (ii) plastic packaging and films and (iii) coated products. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability. Our packaging and films products, which include multi-wall bags and plastic products, such as printed and laminated roll stock, nylon and sealant films and shipping sacks, are designed for use in a diverse array of consumer and commercial end markets. Our coated products include optical films, microfilm, medical products, conductive films, ink jet receptive products, phototool products, and electronic, nylon and engineered films.

Our History and Recent Acquisitions by Us

Transactions Relating to Our Formation

     A predecessor company with our same name was formed as a Delaware corporation on July 27, 2001 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the flexible packaging division of International Paper Company. This acquisition was completed on August 7, 2001. On September 30, 2003, the predecessor company, Exopack Holding Corp. purchased all of the assets and assumed certain liabilities of Plassein International of Thomasville, Inc. and Plassein International of Newmarket, Inc. (together, with Plassein International of Thomasville, Inc. and Plassein International of Ontario, LLC, “Plassein”).

     Cello-Foil Products, Inc. (“Cello-Foil”) was founded in 1949 as a privately-held, family-owned company headquartered in Battle Creek, Michigan. Cello-Foil began as a printing company and, through the years, developed expertise in flexible packaging manufacturing, laminating and printing. In 1990, Cello-Foil expanded its production capacity and built a second plant in Albany, Georgia. Cello-Foil’s relationship with our company is discussed below.

     The Packaging Group (“TPG”) was founded in Canada in 1990. Between 1990 and 2003, TPG grew through the acquisition of several companies in the flexible packaging industry, including PackageMasters and Plicon Canada (subsequently renamed Condor Co-Extrusions), Barrier Packaging, Inc., Golden State Equipment and Alcoa US. In 2005, after experiencing financial difficulties, TPG was placed under receivership in Canada. TPG’s relationship with our Company is discussed below.

     Between July and October of 2005, Sun Capital Partners, Inc. (“Sun Capital”), through an affiliate, sponsored a series of transactions involving Cello-Foil, TPG and Exopack, LLC (“Exopack”) that resulted in the ultimate formation of our company. Specifically, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired Cello-Foil and certain assets of TPG on July 14, 2005 and September 7, 2005, respectively. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack, which became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

2007 Acquisitions

     During 2007, we completed two acquisitions, as described below and referred to in this annual report as the “2007 Acquisitions.” On August 6, 2007, we acquired 100% of the membership interests of Intelicoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, Intelicoat Technologies EF Holdco, Ltd. (collectively, the

“Electronic and Engineered Films Business,” or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). We financed the EEF Acquisition primarily through borrowings under our senior revolving credit facility (referred to in this annual report as our “Senior Credit Facility” and further described in Note 4 to our consolidated financial statements included elsewhere in this annual report). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital.

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

     DuPont Liquid Packaging System, Inc. is an affiliate of E.I. du Pont de Nemours and Company (“DuPont”). DuPont was founded in 1802 and was incorporated in Delaware in 1915. DuPont is a world leader in science and technology in a range of disciplines, including biotechnology, electronics, materials science, safety and security, and synthetic fibers. DuPont operates globally, manufacturing a wide range of products for distribution and sale to many different markets, including the transportation, safety and protection, construction, motor vehicle, agriculture, home furnishings, medical, electronics, communications, protective apparel and the nutrition and health markets.

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

Sun Capital

     We and our parent companies are controlled by an affiliate of Sun Capital. Sun Capital is a private investment firm focused on leveraged buyouts, equity, debt and other investments in market-leading companies that can benefit from Sun Capital’s in-house operating professionals and experience. Affiliates of Sun Capital have invested in and managed more than 200 companies worldwide with consolidated annual sales in excess of $40.0 billion since Sun Capital’s inception in 1995. Sun Capital has offices in Boca Raton, Los Angeles and New York and affiliates with offices in London, Paris, Frankfurt, Shanghai and Shenzhen, China, focused on identifying opportunities that will provide operating synergies for Sun Capital’s affiliated portfolio companies.

Our Principal Executive Offices

     We are incorporated in the state of Delaware. Our principal business address is 3070 Southport Road, Spartanburg, SC 29302. Our telephone number is (864) 596-7140. The information on our website (www.exopack.com) does not constitute a part of this annual report and the reference to our website address is intended as an inactive textual reference only.

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

     The Consolidation and subsequent acquisitions have provided us with additional opportunities to cross-sell our products to our customer base. We offer our diverse array of paper and plastic products, including multi-wall bags, printed and laminated roll stock, stand-up pouches and coated films, in the following end markets, among others:

  Food

  Medical

  Pet Food

  Personal Care and Hygiene

  Chemicals

  Beverages

  Lawn & Garden Products

F-3

  Building Materials

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

     Continuing to Focus on Enhancing Our Product Mix Through State-of-the-Art Technology. Our production facilities have allowed us to improve our production flexibility and dependability. We use high-performance machinery and a broad range of state-of-the-art technologies. Recent investments include printing presses that can print up to ten colors, high efficiency pasted valve machines, co-extruded blown film extruders, heat sealable paper bag line and stand-up re-sealable pouch machines. We believe that a key factor that differentiates our services from those of our competitors is the state-of-the-art graphics and technical capabilities of our Customer Resource Center, located at our Spartanburg, South Carolina headquarters. In addition, to enhance the convenience that we strive to provide to our customers, we have continued to add features such as handles and sophisticated package re-closure systems.

     We view our array of facilities and ongoing commitment to state-of-the-art technology as key drivers in our ability to provide an exceptional combination of service, performance and value. Strategically, we plan to grow our revenue base by providing customized packaging solutions and benefiting from an overall trend toward flexible, rather than rigid, packaging.

     Realizing Operational Efficiencies and Synergies. We strive to cultivate safe, efficient manufacturing by focusing on quality and operational practices. Our efficiency initiatives include establishing common operating and reporting procedures, streamlining production, optimizing asset utilization, rationalizing product mix and making strategic capital expenditures.

Our Strengths

We believe we have the following competitive strengths:

     Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. We have approximately 1,600 customers, and even with recent market consolidations, most of our customers individually represent less than 5% of our net sales; only one customer has exceeded 10% of our net sales, due to the consolidation of two previously existing customers.

     Cost Savings Opportunities. Part of our strategy consists of combining the functions shared by our acquired businesses and extracting synergies. We believe that we can achieve cost savings by in-sourcing manufacturing, improving procurement (through increased purchasing volume and efficiencies of scale in freight) and eliminating operational redundancies (through reducing headcount, restructuring certain facilities and consolidating information technology programs). During 2008 we completed the movement of the EAC business out of Intelicoat’s South Hadley, Massachusetts facility and into the EAC facility we acquired in Matthews, North Carolina, and the integration of the Whitby, Canada plant purchased from DuPont into the Exopack business.

     The integration of the Whitby facility has resulted in significant synergies for Exopack. Historically, Exopack has relied on third party manufacturers of certain films for its flexible packaging operations which are now being provided by the Whitby facility. Additionally, the EPF business has relied on third party capabilities for certain print jobs that are now being printed by another Exopack facility.

     Attractive Industry Dynamics. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $25.9 billion in annual sales in 2008, of which “value-added” accounted for an estimated $20.0 billion in sales. The “value-added” segment does not include retail shopping bags, consumer storage bags and wraps, or trash bags.  The flexible packaging market is fragmented, with approximately 420 manufacturers operating in North America. A significant number of these manufacturers are relatively small, with the average converter generating annual sales of approximately $60.0 million to $65.0 million, according to the FPA. We believe that as a result of customer consolidation, certain sectors remain underserved by mid-sized companies and that our company can take advantage of this market opportunity in these growth segments.

     We believe key drivers in the industry include the growing importance of convenience, functionality and shelf-appeal, technological developments, a trend toward flexible rather than rigid packaging, globalization, raw material cost volatility, impact of sustainable packaging, and pressures to consolidate. We believe that our broad product mix, customer service, award winning printing technology, global presence supported by Global Packaging Linx (as discussed below) and technologically advanced manufacturing capabilities will allow us to capitalize on these favorable industry dynamics. Global Packaging Linx (GPL) is a strategic initiative which is unique to our industry. The goal of GPL is to procure flexible packaging solutions from a select network of global packaging manufacturers. We aim to take advantage of GPL while maintaining Exopack's value commitments for quality, service, and innovation. Through GPL, we believe we will be able to identify opportunities within our multinational customer base that allow us to provide value through our own mix of domestic converted packaging solutions, as well as through offshore packaging technologies provided by our global alliance partners.

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

     Ability to Pass Through Raw Material Price Increases. Historically, we have been able to pass through raw material price increases to our customers, maintaining a relatively stable spread between selling price and raw material purchase price. More than 75% of our sales volume generated is under contracts that typically allow us to pass through raw material price increases/decreases to customers every 30 to 90 days in our plastic packaging and films segment and every 90 to 180 days in our paper packaging segment. The remainder of our business is transactional, which permits us to pass through price increases/decreases to customers on an order-by-order basis.

     Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our paper packaging, plastic packaging and films and coated products segments. We currently purchase our raw materials from more than ten paper suppliers, more than twelve plastics suppliers, and more than fifteen suppliers to our coated products segment. Since we are generally able to switch suppliers without sacrificing quality, we believe that we do not depend on any single supplier to operate efficiently and profitably.

     Balance Between Paper Packaging, Plastic Packaging and Films and Coated Products Segments. We offer a diverse array of paper packaging, plastic packaging and films and coated products. We believe that we are well-positioned to meet customer needs in these three principal sectors. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe the multi-wall construction capabilities of our paper packaging segment are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging and films segment produces a variety of film structures, printing, EB treatments and a number of converting styles. Our plastic packaging and films products include high-clarity printed shrink films, shipping sacks, side weld bags, stand-up pouches and laminated roll stock with a wide variety of printing options. Our coated products segment produces a variety of laminations, coatings and other treatments. Our coated products include optical films, microfilm, medical products, conductive films, ink jet receptive products and phototool products.

     We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed plastic-laminated roll stock for form, fill and seal applications, specialty packaging for feminine care products, eXpress plv® two-ply cement bags for our cement and packaged concrete customers and paper bags with recloseable zippers for popular pet food brands. We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has consistently earned industry awards for print quality and innovation.

Industry Overview

     General. The flexible packaging and coating industry manufactures a broad range of consumer and industrial packaging for use in diverse end markets. Multi-layer flexible polymer/paper structures and barrier laminates are used for food, medical, agricultural and personal care products, as well as other consumer and industrial uses, and are used in a variety of products that generally include plastic film, paper or a combination of the two.

     Plastic films, which account for the largest share of market demand in the industry, have been increasingly popular in recent years and offer strong barrier performance, re-closeability and outstanding print characteristics. Paper products are versatile and support vibrant graphics and color schemes, while simultaneously offering durability and freshness retention as necessary. Moreover, paper products are increasingly appealing to consumers who place emphasis on environmental concerns and value the ability to use renewable resources and the option to recycle such products.

     According to the FPA, the domestic flexible packaging market accounted for an estimated $25.9 billion in sales in 2008, with industry growth rates of between 2% and 3% projected annually. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 420 flexible packaging manufacturers in North America.

     End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, considerable inroads in a wide variety of consumer and industrial markets. The focus on sustainable packaging also favors the reduced packaging material weight of flexible packaging. Approximately 66% of end market applications for domestic flexible packaging are consumer-oriented, while approximately 9% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries. Retail and institutional food and beverage markets account for approximately 52% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 8% of flexible packaging applications. Various other applications, such as personal care products and retail and institutional non-food products, account for approximately 31% of the flexible packaging industry.

Industry Forecast. Growth in the flexible packaging industry is expected to be driven by a number of trends, including:

  increasing importance of convenience, portability, functionality and shelf-appeal;

  technological developments leading to enhancements in packaging product performance capabilities;

  ongoing industry conversion from rigid to flexible packaging;

  impact of sustainable packaging; and

  globalization.

     We believe that larger producers are particularly well situated to take advantage of such trends, given their ability to reliably service larger, national customers by offering large-scale production capacity while simultaneously providing significant product development capabilities, broad product offerings and competitive pricing. Additionally, larger producers have relatively greater purchasing leverage than smaller producers and can more easily marshal resources to pursue substantial acquisition strategies. We believe that our Consolidation in 2005 and acquisitions in 2007 provide us with the potential to benefit from such size-related advantages.

Competition

     The business of supplying flexible packaging products is extremely competitive, as we face competition from companies that sell similar and substitute packaging products. We compete principally with a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. Our major domestic competition includes Bemis Company, Inc., Printpack, Inc., Alcan, Inc. (Rio Tinto), Hood Packaging Group, Graphic Packaging Corp. and Sonoco Products Company. Our international competitors include Nordenia International AG, Mondi Group, Bischof and Klein and UFlex.

Segments

     Our business is divided into three primary product segments: paper packaging, plastic packaging and films and coated products. The overall product development capabilities and production capacity of these segments allow us to serve as a full-service packaging provider to our customers.

     Paper Packaging Segment. Our paper packaging segment includes packaging products we sell to producers of products such as food, charcoal, pet food and pet care products. We offer a wide range of packaging styles, graphics, special features and coatings that help our customers maximize product appeal to their target markets. We also produce industrial-strength paper packaging products used by the agricultural, building products, food and dairy and processed minerals industries, among others. We offer our customers custom-engineered paper for graphics and proprietary coatings for additional barrier protection, depending on each customer’s particular safety requirements and convenience concerns.

     Plastic Packaging and Films Segment. Our plastic packaging and films segment includes plastic packaging and films products we sell to producers of food, beverages, coffee, candy, paper towels and tissue, healthcare products and other consumer goods. We offer a wide range of packaging styles, graphics, special features and coatings to suit particular customer needs and maximize product shelf-appeal. Our plastic products are additionally used to package chemicals, salt, building materials and lawn and garden products, among others. We offer customized packaging solutions to suit particular customer needs for safety and convenience.

     Coated Products Segment. Our coated products segment includes coated products we sell to the medical, optical, security, conductives and printing markets. We offer brand products, proprietary products developed under partnerships and OEM labeled products.

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

Our key plastic packaging and films products include:

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

Our key coated products include:

     Coated/Laminated Substrates. These unique products are used in a variety of applications in the electronics, medical, protective and optical markets.

Operations and Manufacturing

     We maintain an expansive array of packaging machinery at our various facilities, which collectively produce approximately 140 thousand tons of paper packaging and over 175 million pounds of plastic packaging and films each year. Our machinery includes numerous presses, tubers, bottomers, sewing lines, self-opening square bottom and two-ply pasted valve bag machines, multiple extrusion lines, flexo and roto presses, pouch machines, coating machines and laminators. This wide variety of machinery and specialized equipment enables us to increase our product offerings and maintain a high degree of flexibility in meeting customer demands.

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

     We produce our paper packaging, plastic packaging and films and coated products through three distinct but similar manufacturing processes.

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

Plastic Packaging and Films. The manufacture of plastic packaging and films also involves several processes, including extrusion, printing, slitting and pouching.

  Extrusion. Extrusion results in the creation of plastic film, the basis of flexible plastic packaging products. Appropriate machinery and technical knowledge are required to create a consistently high quality product. To begin, plastic resins with various properties are blended with additives to create a specified performance compound, the nature of which is primarily dependent on end-market use and customer preference. Blended resin compounds are then shaped under heat and pressure to create a thin plastic film. Many manufacturing dynamics, including the combination of resin and extrusion methods, produce variations in color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. Extruded plastic film can be used in a wide range of applications. We do not, however, extrude all of our plastic films, such as PET and OPP films.

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

Coated Products. The manufacture of coated products also involves several processes, including coating and lamination.

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

  establishing company-wide operating and reporting procedures;

  further streamlining production to focus each facility’s core equipment and manufacturing strengths;

  optimizing asset utilization at each plant; and

  strategically making capital expenditures to enhance efficiencies.

Management believes that these initiatives should enable us to improve our overall efficiency and enhance profitability.

Materials

     We use polyethylene resin and barrier films, paper, inks, adhesives and chemicals, including coated and un-coated woven polypropylene, polyester and nylon films in the manufacture of our products. We purchase our raw materials from a variety of suppliers and do not depend on any one supplier for our raw material needs. We also purchase finished goods through GPL.

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

     We are able to use our broad product offerings and state-of-the-art technology to transfer technological innovations from one market to another. For example, our expertise in producing zippered stand-up pouches for the food industry has helped us to develop and commercialize a new patented re-closeable feature on multi-wall bags for pet food. We have also successfully developed our

RAVE™ line of premade bags. These robust bags offer less damage to the retailer, more convenience for the consumer and lower overall packaging cost for the packaged goods company.

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

     Our sales personnel are compensated according to the profitability of the products they sell or to the amount of cash their sales generate. Accordingly, our sales representatives have an incentive to sell high-value products. We devote significant resources on an ongoing basis to product and sales technique training programs, which inform sales representatives about each of our products, their functionality, potential applications and value-added selling techniques. We believe that these efforts have resulted in a highly knowledgeable and motivated sales force, capable of specifically addressing a broad range of customer requirements.

     Marketing Initiatives. We actively seek to identify and pursue developing opportunities with customers, leveraging our technical expertise to meet customer needs, regardless of segment or packaging configuration. We believe these efforts enhance our ability to pursue cross-selling opportunities with existing and potential customers. Market and product-focused professionals have reinforced our business with our major customers by developing expertise and enhancing recognition of Exopack products and services. In addition, there has been a renewed focus on branded products to enhance the customer experience with Exopack. We believe that brands such as AquaCrystal® , eXpress plv® , Sclair® , Dartek® , StratFX® , Reflex® , RAVE™, Duratool® , InspireTM , and ShurSealTM have become trusted names in our product portfolio.

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

  delivering quality products on-time;

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

Customers and Order Backlog

     We have a diversified customer base of more than 1,600 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, pet food, building materials, beverages, electronics, lawn and garden and personal care and hygiene products.

     Sales arrangements with our customers vary by customer and product supplied and may be through purchase order arrangements or long-term contracts. Contractual terms typically stipulate product prices, potential raw material price increase/decrease pass-through, on-hand inventory or production availability and payment and freight terms. Contractual terms range in length from one-time sales to three or more years and typically contain cost pass-through provisions.

     The time between receipt of orders and shipment generally averages between four to six weeks, and, as a result, backlog is not significant.

     For information regarding a summary of our significant accounting policies for revenue recognition, please see Note 2 to our consolidated financial statements included elsewhere in this annual report.

Employees

     At December 31, 2008, we had 2,726 employees, of which 377 are covered by three separate collective bargaining agreements. At our Battle Creek, Michigan facility, 145 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, 165 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 67 employees are covered by a collective bargaining agreement that expires on June 27, 2009. We are currently evaluating our position with respect to the collective bargaining agreement covering our employees at our Matthews facility. We expect negotiations with respect to this agreement to commence shortly and to be finalized in the second quarter of 2009.

Patents and Trademarks

     We have proprietary rights to a number of trademarks important to our business, including, but not limited to, eXpress plv® , Sclair® , Dartek® , and Shur Seal®. We also hold approximately 50 U.S and foreign patents relating to our products, manufacturing processes and equipment and approximately 20 patent applications are currently pending in the United States and certain foreign jurisdictions.

Regulatory Matters

     Our business is subject to numerous federal, state, local and foreign laws and regulations relating to the protection of human health and the environment. These domestic environmental laws and regulations include the Clean Air Act, the Clean Water Act, the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act and relate to such things as the storage, release and remediation of hazardous substances. In addition, we are subject to similar state laws.

     Exopack’s North Wales facility is subject to European Union and UK legislation covering similar areas of human health and environmental protection. These include the Clean Air Act 1993, the Pollution Prevention and Control (England and Wales) regulations 2000, the Water Resources Act 1991, the Water Protection Zone (River Dee Catchment) Regulations 1999, the Environmental Protection Duty of Care Regulations 1991, the Hazardous Waste Regulations 2005, the Producer Responsibility Obligations (Packaging Waste) Regulations 2005 and the Landfill Regulations 2002.

     Exopack’s Canadian facilities are subject to Canadian legislation covering similar areas of human health and environmental protections. Our facilities are subject to one or more of the following regulations: the Canadian Environmental Protection Act (CEPA) which includes the National Pollutant Reporting Inventory regulation, the Kyoto Protocol, the Fisheries Act, the New Substance Notification Regulations, Transportation of Dangerous Goods, the Workplace Hazardous Materials Information System, the Ontario Environmental Protection Act, Ontario Air Regulations 419 & 127, Ontario Waste Regulation 347, “3Rs” Regulations, the Ontario Water Resources Act, municipal water by-laws and Municipal-Industrial Strategy for Abatement laws and the Ontario Regulation 63/95 for Effluent Monitoring and Effluent Limits - Organic Chemical Manufacturing Sector law.

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

ITEM 1A.

RISK FACTORS

     Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our financial condition, results of operations and cash flows and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because of the following risks and uncertainties, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Our consolidated financial statements and the notes thereto and the other information contained in this annual report should be read in connection with the risk factors discussed below.

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

The profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers.

     The principal raw materials that we use in the production of our products are polyethylene resin and paper. Our ability to operate profitably depends, in large part, on the price and availability for these raw materials. The price for polyethylene resin fluctuates substantially as a result of changes in petroleum and natural gas prices, demand and the capacities of the companies that produce polyethylene resin to meet market needs. Prices for paper depend on the industry’s capacity utilization and the costs of raw materials.

     Historically, we have been able to pass through to our customers substantially all increases and decreases in the cost of polyethylene resin and paper through contractual provisions and standard industry practice. If we are not able to promptly pass cost increases through in the future and there are substantial increases in polyethylene resin or paper prices, our operating margins could be affected adversely. Furthermore, natural disasters such as hurricanes, in addition to terrorist activity and governmental regulation of environmental emissions, or a substantial increase in oil or natural gas prices, may negatively impact the production or delivery capacity of our raw materials suppliers in the chemical and paper industries. This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

Our business is affected by global economic factors including risks associated with a recession and our customers' access to credit.

     Our financial results are substantially dependent upon the overall economic conditions globally and in the locations where we do business, including in the United States, the United Kingdom and Canada. A recession in any of these locations or globally—or public perceptions that result in declining economic conditions—could substantially decrease the demand for our products and adversely affect our business. Indeed, as a result of the current economic downturn, we have experienced decreased demand for some of our products. Moreover, many of our customers rely on access to credit to fund their operations. The inability of our customers to access credit facilities may adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.

     The current negative worldwide economic conditions and market instability also makes it increasingly difficult for us, our customers and our suppliers to forecast demand trends. A continued decline in demand could place further financial pressure on our results of operations. The timing and extent of any changes to currently prevailing market conditions is uncertain and supply and demand may be unbalanced at any time. As a consequence, we are unable to accurately predict the extent or duration of business cycles or their effect on our financial condition or results of operations, and can give no assurances as to the timing, extent or duration of the current or future business cycles.

We are subject to the risk of loss resulting from nonpayment or nonperformance by our customers.

     As a result of the current economic downturn, some of our customers may be unable to satisfy their obligations to us when they become due and may initiate bankruptcy proceedings. Our credit procedures and policies may not be adequate to eliminate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems that may be experienced by our customers, as well as potential financial weakness in our industry and in the economy generally, may increase our risk in extending trade credit to customers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

Financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business.

     We rely on numerous vendors and suppliers and collaborations with other industry participants to provide us with polyethylene resin, paper, packaging materials and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. We believe that certain of our business partners may be experiencing or may experience cash flow problems, which could be further aggravated by recessionary industry conditions. Due to the current economic downturn, some of these companies may be forced to reduce their output, shut down their operations or file for bankruptcy protection. Financial difficulties or solvency problems at companies on which we rely could materially adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could disrupt our operations, including the production of certain of our products. In addition, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases.

Fluctuations in the equity market will likely adversely affect our pension plan assets and our future cash flows.

     In connection with the Consolidation, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, referred to in this annual report as the pension plans, as described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report. The disruption in global credit and financial markets are likely to adversely affect the market value of our pension plan assets, which would likely increase our pension costs and cause a corresponding decrease in our cash flow. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Accordingly, fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In addition, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. We expect to make contributions of approximately $1.2 million to one of our pension plans in 2009. However, the recent decline in our pension plan assets as a result of the volatile equity market returns are expected to significantly increase future minimum required pension contributions in 2010 and future years which would have an adverse impact on our cash flows and our availability under our Senior Credit Facility.

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

     We rely on certain principal suppliers for our polyethylene resin and paper needs. The loss of any of these suppliers, whether as a result of the current economic downturn or otherwise, would force us to purchase these materials in the open market, possibly at higher prices, until we could secure another source of polyethylene resin or paper, and such higher prices may not allow us to remain competitive. If we are unable to obtain polyethylene resin or paper in sufficient quantities, we may not be able to manufacture our products. Even if we are able to replace one of our polyethylene resin or paper suppliers through another supply arrangement, the terms that we enter into with an alternative supplier may not be as favorable as the supply arrangements that we currently have.

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

Although we believe we currently have sufficient liquidity, we may not be able to obtain funding if needed because of the deterioration of the credit and capital markets.

     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers

     Despite the recent deterioration of the capital and credit markets, we do not currently believe that we have a need to obtain additional financing beyond our current financing arrangements described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.” However, our need for additional financing may change at any time based on unexpected market conditions, unexpected actions by the lenders under our Senior Credit Facility, changes to our growth strategy, or other factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain any such additional financing on favorable terms, if at all, could be severely limited. Our inability to secure additional financing on favorable terms to us, or at all, in the event that we need to seek such financing would constrain our ability to operate or grow our business and could require us to pursue actions that could materially adversely affect our financial condition and results of operations.

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

     As of December 31, 2008, unions represented 377 of our employees, or approximately 13% of our consolidated workforce. At our Battle Creek, Michigan facility, 145 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, 165 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 67 employees are covered by a collective bargaining agreement that expires on June 27, 2009. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

     We depend upon third-party transportation providers to deliver our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, such as increases in fuel prices, could increase our costs and disrupt our operations and our ability to meet our customers’ timing requirements.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404

     We are required to comply with Section 404 of the Sarbanes-Oxley Act. In addition, for the fiscal year ended December 31, 2009 we currently expect that we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense, which may be higher than we expect, and that we expend significant management efforts.

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

  faulty human judgment and simple errors, omissions or mistakes;

  fraudulent action of an individual or collusion of two or more people;

  inappropriate management override of procedures; and

  the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

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

     We have a significant amount of indebtedness. As of December 31, 2008, we had outstanding indebtedness of $294.6 million, $220.0 million of which consisted of our outstanding 11.25% Senior Notes due 2014 (the “Notes”), $74.4 million of which consisted of borrowings under our Senior Credit Facility, and $0.2 million of which consisted of borrowings under a subordinated term loan. After consideration of $74.4 million of outstanding borrowings and outstanding letters of credit of $3.5 million under our $110.0 million Senior Credit Facility, we had an additional $29.8 million available to be borrowed under our Senior Credit Facility as of December 31, 2008.

Our substantial indebtedness could have important consequences to holders of the Notes. For example, it could:

  limit our flexibility in planning for, and reacting to, changes in our business and in our industry, which could make us more vulnerable to adverse changes in general economic, industry and competitive conditions, including the current economic downturn, and adverse changes in government regulations;

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

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2008, we had $29.8 million available to be borrowed under our Senior Credit Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

     Our ability to make payments on and to refinance our indebtedness, including the Notes, and to fund capital expenditures, acquisitions and research and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control. These factors include economic, financial, competitive, legislative, regulatory and other factors, such as changes in packaging designs, adverse weather conditions and acts of God, all of which are beyond our control. The current economic downturn may present particular challenges in our ability to generate cash due, among other things, to decreased demand for our products.

     We may not successfully implement our business strategy and may not generate sufficient cash flows from operations to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. If our future cash flows from operating activities and other capital resources are insufficient to pay our obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities, sell assets, obtain additional debt or equity capital or restructure or refinance all or a portion of our debt, including the Notes, on or before maturity. We may not be able to implement any of these alternatives on a timely basis or on satisfactory terms, if at all. In addition, the terms of our existing and future indebtedness, including the Notes, may limit our ability to pursue any of these alternatives.

The indenture governing the Notes and our Senior Credit Facility will restrict our operations.

The indenture governing the Notes restricts our ability to, among other things:

  sell or transfer assets and issue capital stock of restricted subsidiaries;

  incur additional debt, incur liens or issue preferred stock;

  pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

  make certain investments or acquisitions;

  enter into agreements restricting our subsidiaries’ ability to pay dividends; and

  engage in certain transactions with subsidiaries and affiliates.

     The indenture and our Senior Credit Facility also require us to comply with certain covenants and financial conditions. These restrictions may limit our ability to obtain financing and may interfere with our ability to engage in other necessary or desirable business activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Spartanburg, South Carolina. We operate 18 manufacturing facilities located throughout the United States, Canada and the United Kingdom. We operate ten manufacturing facilities in the plastic packaging and films segment, of which we lease four (including two manufacturing facilities in Ontario, Canada) and own the remaining six facilities. We operate six manufacturing facilities in the paper packaging segment, which are all properties we own. We operate two manufacturing facilities in the coated products segment, both of which we lease, including one manufacturing facility in North Wales, United Kingdom.

     We believe that our plants, which vary in size and age, are suitable for our operations and believe our manufacturing facilities have sufficient capacity to meet our production needs for the foreseeable future.

ITEM 3.

LEGAL PROCEEDINGS

     From time to time, we are party to various disputes and legal proceedings arising in the ordinary course of business, none of which are expected to have a material adverse effect on our Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is privately held and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.

     On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. The initial purchasers in the offering were Goldman, Sachs & Co., Lehman Brothers Inc. and Harris Nesbitt, who collectively received aggregate discounts or commissions in the amount of approximately $5.5 million. The offering was structured to comply with the exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”) provided by Section 4(2) of the Securities Act and in compliance with Rule 144A promulgated thereunder. Pursuant to an exchange offer in December 2006, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act (the “Notes”).

     The indenture governing the notes and our Senior Credit Facility impose restrictions on our ability to pay dividends and we have not paid any dividends to our sole stockholder during either of the years ended December 31, 2008 or December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this annual report for a description of restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data as of and for the years ended December 31, 2008, 2007 and 2006, the period from July 15, 2005 to December 31, 2005, the period from January 1, 2005 to July 14, 2005 and the year ended December 31, 2004. The selected financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006, have been derived from our audited consolidated financial statements, which are included in this annual report and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2006, 2005 and 2004 and for the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005 and for the year ended December 31, 2004 have been derived from our audited consolidated financial statements, which are not included in this annual report.

     The financial data presented herein as of and for the years ended December 31, 2008, 2007 and 2006, as of December 31, 2005 and for the period from July 15, 2005 to December 31, 2005 (collectively, the “Successor” period) consists of our financial position, results of operations and cash flows reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The financial data for the period from January 1, 2005 to July 14, 2005 and as of and for the year ended December 31, 2004 (collectively the “Predecessor” period) consists only of the financial position, results of operations and cash flows of Cello-Foil for such periods.

	Year Ended	Year Ended	Year Ended	July 15, 2005	January 1, 2005	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	to December 31,2005	to July 14, 2005	December 31, 2004
	(Successor)				(Predecessor)
			(dollar amounts in millions)
Consolidated Statement of Operations
Data:
Net sales	$781.7	$676.1	$655.4	$163.4	$37.1	$65.1
Cost of sales	699.5	603.7	583.3	149.1	32.7	56.3
Gross profit	82.2	72.4	72.1	14.3	4.4	8.8
Operating expenses(1)	57.2	49.5	48.0	12.9	9.8	6.3
Operating income (loss)	25.0	22.9	24.1	1.4	(5.4)	2.5
Interest expense (income)	31.0	28.9	27.3	5.8	(0.2)	(0.2)
Loss on early extinguishment of debt(2)	-	-	4.0	-	-	-
Other expense (income), net(3)	1.3	(1.6)	-	(0.1)	-	-
Net other expense (income)	32.3	27.3	31.3	5.7	(0.2)	(0.2)
(Loss) income before income taxes	(7.3)	(4.4)	(7.2)	(4.3)	(5.2)	2.7
(Benefit from) provision for income taxes	(1.2)	(0.5)	(2.3)	(1.5)	(1.7)	0.9
Net (loss) income	$(6.1)	$(3.9)	$(4.9)	$(2.8)	$(3.5)	$1.8
Consolidated Statement of Cash Flows
Data:
Net cash provided by (used in):
Operating activities(4)	$13.0	$12.8	$9.7	$23.2	$12.4	$0.5
Investing activities(5)	$(19.0)	$(71.8)	$(17.5)	$(307.1)	$(0.5)	$(0.3)
Financing activities(6)	$5.1	$59.4	$(0.7)	$292.8	$(10.7)	$(0.7)
Capital expenditures	$19.1	$23.2	$17.5	$4.2	$0.5	$0.4
Consolidated Balance Sheet Data (at
period end):
Cash	$1.7	$1.3	$0.5	$8.9	Na	$0.2
Working Capital(7)	$4.6	$5.9	$51.4	$79.4	Na	$17.5
Property, plant, and equipment	$173.8	$186.4	$145.8	$141.1	Na	$12.1
Total assets(8)	$498.6	$519.1	$451.1	$444.7	Na	$36.4
Long term debt, less current portion	$220.1	$220.1	$220.2	$236.6	Na	$-
Total debt	$294.6	$291.1	$230.2	$236.7	Na	$-
Stockholder's equity	$42.7	$65.0	$66.0	$54.1	Na	$29.1
Other Data:
Ratio of earnings to fixed charges(9)	-	-	-	-	-	57.6

The following table presents summary consolidated financial data for our segments for the periods presented:

	Year Ended	Year Ended	Year Ended	July 15, 2005	January 1, 2005	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006	to December 31, 2005	to July 14, 2005	December 31, 2004
	(successor)				(predecessor)
			(dollar amounts in millions)
Segment Data:
Net sales:
Paper packaging segment	$332.6	$327.0	$336.7	$75.6	$-	$-
Plastic packaging and films segment	373.3	319.4	318.7	87.8	37.1	65.1
Coated products segment	75.8	29.7	-	-	-	-
Total net sales	$781.7	$676.1	$655.4	$163.4	$37.1	$65.1
Operating income (loss)
Paper packaging segment	$29.8	$27.8	$26.7	$2.7	$-	$-
Plastic packaging and films segment	13.4	14.8	20.1	2.1	0.9	2.5
Coated products segment	5.9	0.8	-	-	-	-
Corporate(10)	(24.1)	(20.5)	(22.7)	(3.4)	(6.3)	-
Total operating income (loss)	$25.0	$22.9	$24.1	$1.4	$(5.4)	$2.5

(1)

Operating expenses for the year ended December 31, 2008 include $3.4 million in start-up and transition costs related to the EEF and EPF Acquisitions, $8.5 million in other selling, general and administrative expenses due to a full year of EEF and EPF operations in 2008, $2.0 million in severance costs, and $0.6 million related to a lease obligation to consolidate operations at one of our Canadian facilities. Operating expenses for the year ended December 31, 2007 include $1.3 million of accelerated amortization related to the reduction of the useful life of the Cello-Foil trademark and trade name, $1.3 million (excluding certain severance charges included in severance costs below) related to costs associated with continued efforts to combine and streamline certain operations of our plastic-based packaging Canadian facilities, $2.0 million in severance costs, $1.5 million in start-up and transition expenses related to the EEF and EPF Acquisitions and $2.6 million in other selling, general and administrative costs related to the EEF and EPF Acquisitions. For the year ended December 31, 2006, operating expenses include $2.8 million in charges related to the shutdown of two of our manufacturing facilities, $2.9 million in charges (excluding certain severance charges included in severance costs below) resulting from our continuing efforts to combine and streamline certain operations of our plastic-based packaging Canadian facilities, and $2.0 million in severance costs.

(2)

Represents a charge to earnings during the year ended December 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and subordinated term loans. This debt was refinanced in January 2006.

(3)

Includes primarily $1.7 million exchange loss related to an intercompany note with our United Kingdom operations as a result of the weakening of the British pound against the U.S. dollar during the year ended December 31, 2008. Includes primarily $1.8 million in proceeds received during the year ended December 31, 2007 from the settlement of a business interruption insurance claim related to the 2005 hurricane season.

(4)

Includes primarily an increase in accounts payable and accrued liabilities for the period July 15, 2005 through December 31, 2005. Includes primarily $11.3 million of cash provided by the maturities or sales of trading investment securities during the period from January 1, 2005 to July 14, 2005.

(5)

Includes primarily $19.1 million related to the purchase of property, plant and equipment for the year ended December 31, 2008. Includes primarily the acquisition costs of EAC and EPF, totaling $48.9 million for the year ended December 31, 2007. Includes primarily the acquisition costs of Cello-Foil, TPG and Exopack, net of cash acquired, totaling $306.2 million during the period from July 15, 2005 to December 31, 2005. During the year ended December 31, 2006, an additional $0.4 million of acquisition costs was paid, an additional $6.2 million had been estimated to be payable to the former shareholders of Exopack under tax- related provisions contained in the Exopack purchase agreement, and the amount estimated to be payable to the former shareholders of Cello-Foil under tax-related provisions contained in the Cello-Foil purchase agreement was reduced by $0.2 million, resulting in a total cost of the acquired companies of $312.6 million.

(6)

Includes approximately $5.4 million related to borrowings under our Senior Credit Facility for the year ended December 31, 2008 (excluding the impact of foreign currency fluctuations). Includes approximately $48.9 million related to borrowings secured under our Senior Credit Facility to fund the 2007 Acquisitions for the year ended December 31, 2007. Includes primarily borrowings of $236.6 million under our former senior credit facility and subordinated term loans and paid in capital of $57.0 million from our parent in connection with the acquisitions during the period from July 15, 2005 to December 31, 2005. Includes payment of $10.7 million of dividends to Cello-Foil’s former stockholders during the period from January 1, 2005 to July 14, 2005.

(7)	Significant decrease in 2007 primarily the result of borrowings under our Senior Credit Facility to fund the 2007 Acquisitions.
(8)	Total assets of our foreign subsidiaires were reported at lower amounts at December 31, 2008 due to the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Total assets increased significnatly in 2007 due to the 2007 Acquisitions.
(9)	Income (loss) used in computing the ratio of earnings to fixed charges consists of income (loss) before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the years ended December 31, 2008, 2007 and 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005, our earnings were insufficient to cover our fixed charges by $7.3 million, $4.4 million, $7.2 million and $4.3 million and $5.2, respectively.
(10)

Corporate operating losses include amortization and certain unallocated corporate costs and start up and transition costs. During the period from January 1, 2005 to July 14, 2005, corporate operating losses include charges due to the change in control of Cello-Foil.

(Na) Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

     We generate revenues, earnings and cash flows from the sale of flexible packaging and films products primarily in the United States, Canada, and Europe. Management views net sales and operating income as the primary indicators of our financial performance.

Transactions Relating to Our Formation

     Between July and October of 2005, Sun Capital, through an affiliate, sponsored a series of transactions involving three flexible packaging businesses consisting of Cello-Foil, TPG and Exopack that resulted in the ultimate formation of our Company. On July 14, 2005, in accordance with a stock purchase agreement entered into on June 10, 2005, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired all of the outstanding capital stock of Cello-Foil for $35.5 million, net of cash acquired. On September 7, 2005, in accordance with an asset purchase agreement entered into on August 19, 2005, Cello-Foil Holding Corp. acquired certain assets of TPG for $12.5 million, net of cash acquired. Pursuant to the terms of the asset purchase agreement, Cello-Foil Holding Corp. purchased all of the Concord, Ontario and Corona, California assets used in the conduct of TPG’s flexible packaging business. As a result of these two transactions, Cello-Foil Holding Corp. became the parent of both Cello-Foil and TPG. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack for $264.6 million, net of cash acquired, and Exopack became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

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

     On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System Inc.’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

     We subsequently renamed the acquired Liqui-Box business and our existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets from its two locations.

Reportable Segments

     The Company operates principally in three reportable segments: paper packaging, plastic packaging and films and coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and films products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue and food and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. We evaluate segment performance based on operating income or loss.

Severance Expenses

     During the years ended December 31, 2008 and 2007, we terminated certain employees and eliminated their positions. In connection with these terminations we recorded employee termination costs of approximately $2.0 million each year, which were included in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. These employee termination costs do not include termination costs associated with exit and disposal activities, which are discussed below. Of the approximately $800,000 in severance accrued at December 31, 2007 and approximately $2.0 million in costs incurred in 2008, we paid approximately $1.9 million through December 31, 2008, so that approximately $873,000 remained accrued for employee termination benefits at December 31, 2008.

Exit and Disposal Activities

     We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

     During the year ended December 31, 2008, we consolidated the operations of one of our plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The $567,000 discounted lease obligation was comprised of approximately $1.3 million in contractual lease costs partially offset by approximately $767,000 in estimated sublease income through the lease term ending August 2015. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of December 31, 2008 is approximately $567,000.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. The charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. There were no exit costs incurred during the year ended December 31, 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2008 related to this facility is approximately $235,000.

     In August 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation. During the year ended December 31, 2008 we increased our future lease obligation by approximately $209,000 with a corresponding charge to pre-tax earnings, as a result of changing the previously estimated sublease income to correspond with the actual sublease. During the year ended December 31, 2007, we increased our future lease obligation as a result of revising the estimate of expected future sublease income. Charges reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations were $209,000 and $791,000 for the years ended December 31, 2008 and 2007, respectively. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2008 related to this facility is approximately $483,000.

     In December 2005, we sold the real property and certain equipment of one of our paper-based packaging manufacturing facilities. We recorded costs of approximately $1.1 million for exit activities related to this sale in the year ended December 31, 2006. No significant costs related to this exit activity were incurred during the years ended December 31, 2008 or 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the year ended December 31, 2006. There was no remaining liability for such employee termination costs at December 31, 2008 or 2007.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following accounting policies and estimates are critical to understanding our results and affect the more significant judgments and estimates used in the preparation of the consolidated financial statements:

     Revenue Recognition. We recognize sales revenue when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectability is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally FOB shipping point, unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

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

     Inventories. At December 31, 2008 and 2007, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Inventories are stated net of the reserve for excess and obsolete inventories. The estimated reserve for excess and obsolete inventories is calculated based on an analysis of all inventory aged greater than one year and other specifically identified excess or obsolete inventories.

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

     In connection with the Consolidation, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, which we refer to as the pension plans. We also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement, which we refer to as the postretirement plan or the postretirement benefit plan. These pension and postretirement plans are described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report.

     Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2008 included: a discount rate of 6.10% to determine benefit obligations and 6.00% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.00% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5% over an eight-year period. Actuarial assumptions used for the year ended December 31, 2007 included: a discount rate of 6.00% to determine benefit obligations and 5.75% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.0% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5% over an eight-year period.

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

     The allocation, by asset category, of assets of one of our pension plans at December 31, 2008 was 58% equity securities and 42% fixed income securities. The allocation of assets at December 31, 2007 was 67% equity securities and 33% fixed income securities.

     During the years ended December 31, 2008 and 2007, we had total pension and postretirement income of $527,000 and $264,000, respectively, which is net of interest expense of $3.1 million and $2.9 million, respectively, at the assumed rates of 6.00% and 5.75%, respectively, and includes $3.7 million and $3.2 million, respectively, of expected returns on plan assets at the assumed rate of 8.0% for each year. During the years ended December 31, 2008 and 2007, we made contributions of $1.5 million and $4.4 million, respectively, to one of our pension plans. Other than company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the years ended December 31, 2008 and 2007. We expect to make contributions of approximately $1.2 million to one of our pension plans in 2009.

     Unrecognized net actuarial gains were approximately $673,000 at December 31, 2008 and are primarily the result of an increase in the discount rate due to increased market interest rates in 2008. Unrecognized net actuarial gains were approximately $2.5 million at December 31, 2007 and are primarily the result of an increase in the discount rate due to increased market interest rates in 2007. The amortization period for unrecognized losses/gains is approximately 11 years for the portion outside the 10% corridor as defined by FAS 87.

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

     At December 31, 2008, the fair value of the assets of our pension plans was $33.5 million, down from $45.7 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices as well as benefit payments to retirees of approximately $1.2 million during 2008. Our minimum required contributions to our pension plans for fiscal year 2010 and thereafter are expected to increase significantly as a result of the current global stock market valuations.

     Based on current global stock market valuations, the Company expects to incur net periodic benefit costs of approximately $1.3 million in 2009.

     See Note 5 to our consolidated financial statements included elsewhere in this annual report for additional information on our pension and postretirement plans.

     Recovery of Long-Lived Assets. We review long-lived assets (including property, plant and equipment and intangible assets) for impairment whenever events or changes in circumstances indicate that the carrying amount of such long-lived assets may not be fully recoverable by undiscounted cash flows. Measurement of the impairment loss, if any, is based on the estimated fair value of the asset, which is generally determined by the discounting of future estimated cash flows, or in the case of real estate, determining market value. We evaluate the recovery of our long-lived assets by analyzing operating results and considering significant events or changes in the business environment that may have triggered impairment. See Note 2 to our consolidated financial statements included elsewhere in this annual report for additional information on our review of long-lived assets.

     Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (FAS No. 142) we do not amortize goodwill, but we review our goodwill balance for impairment whenever events happen or circumstances change that would make it more likely than not that an impairment may have occurred or at least once a year, during the fourth quarter, using business valuation methods required by FAS No. 142. These methods include the use of a weighted–average cost of capital to calculate the present value of the expected future cash flows of our reporting units. We have determined that we consist of four reporting units for the purpose of the goodwill impairment test under FAS No. 142. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of impairment. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.

     Intangible Assets. Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging from two to 15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by us in each reporting period. We test finite-lived assets for impairment whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis. Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset utilizing discounted future cash flows to the carrying value of the asset.

     Income Taxes. Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not currently intend to repatriate earnings, if any, from foreign jurisdictions, and consider these earnings to be permanently invested overseas, and as a result, no deferred tax liability has been recognized associated with these earnings.  It is not currently practicable to estimate the income tax liability that might be incurred if such earnings were repatriated.

       See Notes 2 and 9 to our consolidated financials statements included eslewhere in this annual report for additional information on our income taxes.

% of Net Sales

Results of Operations

     The following presents an overview of our results of operations for the year ended December 31, 2008 compared to the year ended December 31, 2007, and for the year ended December 31, 2007 compared to the year ended December 31, 2006.

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in millions )
Net sales	$781.7	100.0%	$676.1	100.0%
Cost of sales	699.5	89.5%	603.7	89.3%
Selling, general and adminstrative expenses	57.2	7.3%	49.5	7.3%
Interest expense	31.0	4.0%	28.9	4.3%
Other expense (income), net	1.3	0.1%	(1.6)	-0.2%
Loss before income taxes	(7.3)	-0.9%	(4.4)	-0.7%
Benefit from income taxes	(1.2)	-0.1%	(0.5)	-0.1%
Net loss	$(6.1)	-0.8%	$(3.9)	-0.6%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

     Net Sales. Net sales for the year ended December 31, 2008 increased by $105.6 million or approximately 15.6% compared with the same period in 2007. This increase is primarily attributable to net sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions from both 2008 and 2007, net sales increased approximately $1.9 million, or 0.3% for the year ended December 31, 2008, due primarily to increases in average selling prices in the paper packaging and plastic packaging and films segments, partially offset by decreases in volume in both segments as a result of the ongoing unfavorable economic conditions, especially in the building materials market.

     Cost of Sales. Cost of sales for the year ended December 31, 2008 increased by $95.8 million, or approximately 15.9%, over the same period in 2007. This increase was primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions, cost of sales as a percentage of net sales increased to 90% of net sales, or $577.9 million for the year ended December 31, 2008 as compared to 89% of net sales, or $573.2 million for the year ended December 31, 2007. This increase in cost of sales as a percentage of net sales was primarily due to increased resin costs as compared to the same period in 2007. Resin prices have experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008 , followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers. Accordingly, we were not able to pass early increases in resin costs on to our customers until late in 2008. In addition, we did not pass the full amount of the later decreases in resin costs on to our customers before the end of 2008. As of the end of 2008, we had not realized the full benefit of the resin price decreases because lower priced resins remained in our inventory. We expect to see a continued benefit from this decline in resin prices until the resin price decreases have been passed on to our customers through contractual price adjustments in the first quarter of 2009.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2008 increased $7.7 million, or approximately 15.6% compared to the same period in 2007. Excluding the $7.7 million increase to SG&A relating to the 2007 Acquisitions, SG&A expenses remained approximately the same as in the prior year. Fluctuations in SG&A during the year, which largely offset each other, are comprised of the following: an increase of $1.1 million related to the consolidation of operations at one of our Canadian facilities ($0.6 million of which is related to a lease obligation due to the consolidation), an increase in stock compensation expense of $0.4 million, an increase in management fees paid to Sun Capital of $0.3 million, an increase in professional services related to Sarbanes-Oxley compliance of $0.3 million, an increase in product development expense of $0.2 million, an increase in IT maintenance contracts of $0.2 million, and an increase in other miscellaneous expenses of $0.2 million. These increases were largely offset by a decrease in depreciation and amortization of $1.1 million caused primarily by a decrease in accelerated amortization related to the reduction of intangible asset useful life, a $0.7 million decrease in exit costs at one of our Canadian facilities, a $0.6 million decrease in exit costs at one of our domestic plastic packaging and films facilities and a $0.3 million decrease in travel and entertainment costs.

     Interest Expense, net. Interest expense for the year ended December 31, 2008 increased $2.1 million or approximately 7.3% compared to the same period in 2007. This increase was primarily due to an increase in the average balance outstanding under our Senior Credit Facility which we drew on to complete the 2007 Acquisitions, and was partially offset by a reduction in the average interest rate on our Senior Credit Facility.

     Other Expense (Income). Other expense for the year ended December 31, 2008 increased by approximately $2.9 million compared to the same period in 2007. Other expense for 2008 was comprised primarily of foreign currency exchange losses. The increase in other expense during the year ended December 31, 2008 was primarily due to the $1.8 million in net insurance proceeds received in the prior year and approximately $1.5 million in increased total exchange losses  related to our Canadian and United Kingdom operations, including an exchange loss on our intercompany note with our United Kingdom operations, as a result of the weakening British pound and Canadian dollar against the U.S. dollar, partially offset by an increase in miscellaneous income of $0.4 million.

     Income Tax Expense(Benefit). Income tax benefit for the year ended December 31, 2008 resulted from a loss before income taxes of $7.3 million. Income tax benefit for the prior year period resulted from a loss before income taxes of $4.4 million. The effective tax rates for the years ended December 31, 2008 and 2007 were 17% and 12% respectively, and these rates reflect certain foreign losses we believe will not result in a tax benefit.

     Reportable Segments. Through 2007, we reported in two operating segments; however, as a result of the 2007 Acquisitions being integrated during 2008, we began reporting in three segments effective October 1, 2008. Previous years’ segment data have been restated to conform to this change. Our three segments are paper packaging, plastic packaging and films, and coated products.

     The paper packaging segment had net sales of $332.6 million and $327.0 million, and operating income of $29.8 million and $27.8 million for the years ended December 31, 2008 and 2007, respectively. Operating income improved primarily due to improved product pricing and product mix in 2008 as compared to 2007, partially offset by an increase in loss on dispostion of equipment.

     Our plastic packaging and films segment had net sales of $373.3 million and $319.4 million, and operating income of $13.4 million and $14.8 million, for the years ended December 31, 2008 and 2007, respectively. Excluding the effects of the EPF Acquisition, net sales and operating income decreased by approximately $3.8 million and $3.0 million, respectively. Operating income decreased primarily due to a decrease in the difference between selling prices and raw material prices. Resin prices have experienced volatility during 2008 and we typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, as noted above in the paragraph describing “Cost of Sales”. Accordingly, we were not able to pass early increases in resin costs on to our customers until late in 2008. In addition, we did not pass the full amount of the later decreases in resin costs on to our customers before the end of 2008. As of the end of 2008, we had not yet realized the full benefit of the resin price decreases because lower priced resins remained in our inventory. We expect to see a continued benefit from the decline in resin prices that occurred during the latter part of 2008 until the resin price decreases have been passed on to our customers through contractual price adjustments in the first quarter of 2009.  The decrease in the difference between selling prices and raw material prices was partially offset by decreased salaries and benefits as a result of certain employees reflected in corporate in 2008.

     Our coated products segment had net sales of $75.8 million and $29.7 million, and operating income of $5.9 million and $0.8 million, for the years ended December 31, 2008 and 2007, respectively. This segment resulted from our acquisition of EEF in August of 2007, and the increase in operating income was attributable to the presentation of a full year of results for the EEF Acquisition in the year ended December 31, 2008 versus five months of results in the year ended December 31, 2007.

     Corporate operating loss, which includes certain unallocated corporate costs, increased to $24.1 million from $20.5 million for the years ended December 31, 2008 and 2007, respectively, due primarily to increased start-up and transition costs related to the 2007 Acquisitions, increased salaries and related benefits expense as a result of certain employees whose costs were captured in operating segments during 2007 but have been reflected in corporate costs in 2008, partially offset by decreased exit activity costs in 2008. See Note 11 to our consolidated financial statements included elsewhere in this annual report for further discussion of segment data.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006

	December 31, 2007		December 31, 2006
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in millions )
Net sales	$676.1	100.0%	$655.4	100.0%
Cost of sales	603.7	89.3%	583.3	89.0%
Selling, general and adminstrative expenses	49.5	7.3%	48.0	7.3%
Interest expense	28.9	4.3%	27.3	4.2%
Loss on early extinguishment of debt	-	0.0%	4.0	0.6%
Other income, net	(1.6)	-0.2%	-	0.0%
Loss before income taxes	(4.4)	-0.7%	(7.2)	-1.1%
Benefit from income taxes	(0.5)	-0.1%	(2.3)	-0.4%
Net loss	$(3.9)	-0.6%	$(4.9)	-0.7%

     Net Sales. Net sales for the year ended December 31, 2007 increased by $20.7 million or approximately 3% compared with the same period in 2006. This increase was primarily attributable to net sales related to the 2007Acquisitions. Excluding the effect of the 2007 Acquisitions, net sales decreased by $13.1 million over the same period in 2006, primarily due to lower volumes in both the paper packaging and plastic packaging and films segments primarily as a result of “soft” market conditions, especially in the building products/construction industry. The effect of the reduced volumes in both segments was partially offset by increases in the average selling prices in both segments as compared to the prior year.

     Cost of Sales. Cost of sales for the year ended December 31, 2007 increased by $20.4 million, or approximately 3.5%, over the same period in 2006. This increase was primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions, cost of sales was down $10.1 million or approximately 2% primarily due to the decreased sales volumes discussed above, partially offset by increased raw materials pricing. Excluding the effect of the 2007 Acquisitions, cost of sales as a percentage of net sales remained comparable at approximately 89% for both periods. Reductions in freight costs and cost reductions resulting from the realization of synergies from the Consolidation were offset by a decrease in the difference between selling prices and raw material prices as paper prices increased near the end of the second quarter and resin prices increased several times throughout 2007. We typically experience a lag in time before we can pass these raw material price increases or decreases on to our customers.

     Selling, General and Administrative Expenses. SG&A expenses for the year ended December 31, 2007 increased $1.5 million, or approximately 3.1%, compared to the same period in 2006. Excluding the $3.8 million increase to SG&A due to the 2007 Acquisitions, SG&A expenses decreased by approximately $2.3 million or approximately 5%. The reduction in SG&A expenses was primarily driven by a reduction in restructuring expenses, which were higher in 2006 due to the shutdown of one paper facility and one plastic packaging facility, and a reduction in charges resulting from continuing efforts to combine and streamline certain operations at two of our plastic-based packaging facilities in Canada during 2007 compared to 2006, and to a lesser extent reduced bonus expense, favorable workers compensation claims experience and reduced selling costs resulting from the continued realization of synergies from the Consolidation. The reduction in SG&A expenses was partially offset by accelerated amortization of $1.3 million to reduce the useful life of the Cello-Foil trademark and trade name due to the decision to phase out usage of the Cello-Foil name in our Company’s operations and increased costs associated with Sarbanes-Oxley compliance during 2007.

     Interest Expense, net. Interest expense for the year ended December 31, 2007 increased $1.6 million or approximately 5.9% compared to the same period in 2006. This increase was primarily due to an increase in the average balance outstanding under our Senior Credit Facility, which we drew on to complete the 2007 Acquisitions, and was partially offset by a reduction in the average interest rate on our Senior Credit Facility.

     Other Income. In October 2007 we received $1.8 million in net insurance proceeds from an insurance claim for business interruption related to the 2005 hurricane season. Certain of our significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at our manufacturing facilities. This item largely comprises the change in other income year over year.

     Income Tax Expense. Income tax benefit for the year ended December 31, 2007 resulted from a loss before income taxes of $4.4 million. Income tax benefit for the prior year period resulted from a loss before income taxes of $7.2 million. Our effective tax rate for the year ended December 31, 2007 was lower (giving the Company less tax benefit for its pre-tax loss) than the same period for 2006 due to certain foreign losses. We do not believe we will realize a tax benefit for these losses, and we have established a valuation allowance.

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

     Our plastic packaging and films segment had net sales of $319.4 million and $318.7 million, and operating income of $14.8 million and $20.1 million, for the years ended December 31, 2007 and 2006, respectively. Excluding the effect of the $1.3 million charge resulting from the accelerated amortization of the Cello-Foil trademark and trade name during the year ended December 31, 2007, operating income decreased primarily due to a series of price increases in resin during 2007 that eroded the difference between selling price and raw material prices.

     Our coated products segment had net sales of $29.7 million and operating income of $0.8 for the year ended December 31, 2007. This segment resulted from our acquisition of EEF in August of 2007.

     Corporate operating loss, which includes certain unallocated corporate costs, decreased to $20.5 million from $22.7 million for the years ended December 31, 2007 and 2006, respectively, due primarily to fewer restructuring charges, favorable workers’ compensation claims experience and favorable bonus expense. See Note 11 to our consolidated financial statements included elsewhere in this annual report for further discussion of segment data.

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2008

     Cash flows provided by operating activities for the year ended December 31, 2008 were $13.0 million, primarily due to cash provided from earnings of $17.9 million (net loss of $6.1 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $24.5 million, losses on disposition of property, plant and equipment of $1.8 million, and a deferred income tax benefit of $2.3 million). Cash provided from earnings was partially offset by net unfavorable working capital primarily attributable to an increase in trade accounts receivable as a result of the build up to normal levels from the EPF Acquisition at the end of 2007.

     Cash flows used in investing activities for the year ended December 31, 2008 were $19.0 million, primarily comprised of costs associated with capital expenditures for machinery and equipment.

     Cash flows provided by financing activities for the year ended December 31, 2008 were $5.1 million, primarily comprised of net borrowings on our Senior Credit Facility to fund operations, capital expenditures and the integration of the 2007 Acquisitions.

       The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries provided $1.3 million in cash for the year ended Decmeber 31, 2008.

Cash Flows for the Year Ended December 31, 2007

     Cash flows provided by operating activities for the year ended December 31, 2007 were $12.8 million, primarily due to cash provided from earnings of $16.6 million (net loss of $3.9 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $19.6 million, impairment and of losses on disposition of property, plant and equipment of $1.9 million, and a deferred income tax benefit of $1.0 million). Cash provided from earnings was partially offset by the unfavorable working capital impact from the payment of a $3.0 million holdback to the former owners of Cello-Foil as required under the purchase agreement.

     Cash flows used in investing activities for the year ended December 31, 2007 were $71.8 million, primarily comprised of the acquisition costs of the 2007 Acquisitions and capital expenditures for machinery and equipment.

     Cash flows provided by financing activities for the year ended December 31, 2007 were $59.4 million, primarily comprised of net borrowings on our Senior Credit Facility to fund the 2007 Acquisitions.

       The effect of exchange rate changes on assets and liabilities of our foreign subsidiaires provided $0.4 million in cash for the year ended December 31, 2007.

Capital Resources

11.25% Senior Notes due 2014

     On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. Pursuant to an exchange offer in December 2006, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act of 1933 (the “Notes”). The Notes mature on February 1, 2014 and bear interest at 11.25% per annum payable in semi-annual installments on February 1 and August 1 of each year, with the first payment made on July 31, 2006.

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

Senior Secured Asset-Based Revolving Credit Facility

     On January 31, 2006, we entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, in order to help fund the EEF Acquisition, we amended this facility, which primarily provided for an increase in the maximum credit facility to $75.0 million and we included a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, in order to help fund the EPF Acquisition, we again amended this facility, which primarily provided for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides our domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability at December 31, 2008 and 2007. Our Senior Credit Facility contains certain customary affirmative and negative covenants that restrict our ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. Approximately $74.4 million and $70.8 million of our Senior Credit Facility was outstanding as of December 31, 2008 and 2007, respectively, and approximately $29.8 million and $32.7 million, was available for borrowings under the Senior Credit Facility at December 31, 2008 and 2007, respectively. The increase in the amount outstanding in 2008 is primarily attributable to borrowings to fund operations, capital expenditures and the integration of the 2007 Acquisitions.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. In the second half of 2008, global financial markets experienced a liquidity crisis. Governments around the world have responded with funding support for their regional financial systems. Despite this government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis.

     Based on the terms of the Notes as described above, we expect to incur approximately $26.0 million in interest expense related to the Notes in 2009, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2009 will be approximately $20 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $74.4 million of borrowings were outstanding and $29.8 million was available for borrowings under our Senior Credit Facility as of December 31, 2008. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

     As noted above, both the indenture governing the Notes and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures after three years, and the Notes mature in 2014. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

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

     Our ability to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility, and the discretion of our Board of Directors. We currently have no plans to pay dividends.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Beyond 2013
	(dollar amounts in millions )
Long-term Debt obligations:
Senior Notes due 2014	$220.0	$-	$-	$-	$220.0
Senior Revolving Credit Facility(1)	$74.4	$74.4	$-	$-	$-
Term Loan	$0.2	$0.2	$-	$-	$-
Total debt obligations	$294.6	$74.6	$-	$-	$220.0
Pension funding obligations(2)	$24.6	$1.2	$9.1	$7.0	$7.3
Operating lease obligations	$41.6	$8.4	$13.0	$11.2	$9.0
Interest payments(3)	$136.2	$24.8	$49.5	$49.5	$12.4
Total contractual obligations	$497.0	$109.0	$71.6	$67.7	$248.7

(1)

Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2009, even though the Senior Credit Facility does not mature until January 31, 2011.

(2)	Represents currently estimated amounts.
(3)	Includes payments on outstanding fixed-rate, long-term debt obligations.

Off-Balance Sheet Arrangements

     As of December 31, 2008, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Pronouncements

     See Note 2 to our consolidated financial statements included elsewhere in this annual report for information regarding recently issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks as described below. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit

Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of December 31, 2008, $74.4 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 2.1% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $744,000.

     Commodity Prices. We purchase commodities, such as paper, resin, films, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of our plastic packaging and films products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We monitor the correlation between commodity prices and our selling prices and will continue to consider hedging alternatives in the future to reduce the effect of price fluctuations.

     Currency and Exchange Rates. The majority of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars, however we do have some exposure to foreign currency risk related to our operations in the United Kingdom and Canada, our Canadian sub-facility and interactions with our foreign subsidiaries. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. We have not entered into any foreign currency forward contracts or similar arrangements to limit our exposure to foreign exchange rate fluctuations, but we may consider such arrangements in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable. ITEM 9A(T). CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

     The Company’s management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management to allow timely decisions regarding required disclosure.

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

     The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the criteria and framework for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

     The names of the persons who now serve as our directors and executive officers, as well as other key employees, are set forth below:

Name	Age	Position
Executive Officers
Jack E. Knott	54	Chairman, President, Chief Executive Officer and Secretary
Tom Vale	47	Chief Operating Officer
Jonathan D. Heard	39	Chief Financial Officer, Treasurer, Assistant Secretary and Senior Vice President
Other Key Employees
Robert H. Arvanites	43	Senior Vice President and General Manager
Gary McDaniel	62	Senior Vice President and General Manager

Other Directors
Michael E. Alger	52	Director
Clarence E. Terry	62	Director
Mark Brody	47	Director

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

     Gary McDaniel was named Senior Vice President and General Manager on June 1, 2008. Prior to joining Exopack, Mr. McDaniel served as Vice President and General Manager for Smurfit-Stone Container Corporation’s (“Smurfit”) flexible packaging operations from 1988 until June of 2006. From June 2006 to September 2007, Mr. McDaniel served as Vice President and General Manager of Altivity Packaging LLC (formally Smurfit’s consumer packaging division). Mr. McDaniel holds a directorship with The Oberweis Funds, a registered management investment company and Oliver Medical Products.

     Michael E. Alger was elected to our Board of Directors in October 2007. Mr. Alger has been employed by Sun Capital Partners, Inc. since October 2007, and currently serves as a Vice President. Mr. Alger has over 28 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the CFO for Indalex Aluminum Solutions, a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as CFO for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP. Mr. Alger also serves as a director for Indalex Holdings Finance, Inc., which is a publicly-held company. Mr. Alger is the Chairman of our Audit Committee.

     Clarence E. (“Bud”) Terry was elected to our Board of Directors in February 2009. Mr. Terry has been employed by Sun Capital Partners, Inc. since September 1999, and currently serves as a Senior Operating Managing Director. Mr. Terry has over 36 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. Mr. Terry is also a director of LOUD Technologies, Inc., Catalina Lighting, Inc., Georgia Gulf Corporation and a number of private companies.

     Mark Brody was elected to our Board of Directors in April 2008. Mr. Brody has been employed by Sun Capital Partners, Inc since 2006, and currently serves as Operations Senior Vice President. Mr. Brody has 26 years of senior finance and executive management experience. Prior to joining Sun Capital, Mr. Brody served from 2001 to 2006 as Chief Financial Officer for Flight Options, a leading provider of fractional jet services. Prior to his employment with Flight Options, Mr. Brody served as Chief Financial Officer or Vice President, Finance for a number of manufacturing-related public companies, including Sudbury, Inc., Essef Corporation, Anthony & Sylvan Pools and Waterlink, Inc. Mr. Brody started his career as an auditor with Ernst and Young LLP. Mr. Brody is also a director of Catalina Lighting, Inc. Mr. Brody is a member of our Audit Committee.

There are no family relationships among any of our directors, executive officers, or key employees.

Audit Committee

     The audit committee of our Board of Directors is currently composed of two members, Michael Alger and Mark Brody. We are not required by the rules of any stock exchange or securities association to have an audit committee comprised of independent directors nor are we required to designate an audit committee financial expert. Nevertheless, our Board of Directors may designate a member of its audit committee to be an audit committee financial expert in the future should it be deemed to be appropriate. Neither Mr. Alger nor Mr. Brody satisfy the independence requirements for audit committee members under Rule 10A-3 of the Exchange Act.

Our Board of Directors currently does not have any other committees.

Compensation Committee Interlocks and Insider Participations

     We do not currently have a compensation committee. Jack Knott, our Chief Executive Officer and President and current Chairman of our Board of Directors, participated in deliberations with our Board of Directors concerning executive officer compensation.

Code of Ethics

     Our Board of Directors has adopted a Code of Ethics for Senior Financial Employees that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Senior Financial Employees will be made available to any person, without charge, by contacting Jonathan D. Heard, our Chief Financial Officer, at (864) 596-7140, or through a written request to 3070 Southport Road, Spartanburg, South Carolina 29302. If we waive any material provision of our code of ethics or substantively change the code, we may disclose that fact on our website within four business days as an alternative to disclosure on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     This section provides information regarding the compensation program in place for our executive officers and certain key employees, including: Jack Knott, our Chief Executive Officer; Jonathan Heard, our Chief Financial Officer; and the three most highly-compensated executive officers or key employees other than Mr. Knott and Mr. Heard employed at the end of 2008, consisting of Tom Vale, Robert H. Arvanites and Gary McDaniel. We refer to these five officers, along with Gerard J. Ferguson, who was no longer employed by us at the end of 2008, as the “Named Executive Officers.” This section includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

Compensation Philosophy and Objectives and Compensation Process

     Leadership and motivation of our executive officers and key employees are critical to our long-term success. Our executive officer and key employee compensation program is intended to enable us to attract, retain, develop and reward executive officers and key employees who are primarily responsible for our long-term success. Our compensation program enhances our ability to attract and retain the talent to compete in our industry and deliver the superior products and service our customers demand. Our compensation program also seeks to align these officers’ compensation with our operating performance profitability.

     The elements of our program allow our executive officers and key employees to focus primarily on attaining business objectives. Incentives and variable compensation provides motivation to meet and exceed individual and group expectations and increase the value of the business. Our compensation program is guided by the following fundamental principles:

  provide a base level of compensation and benefits at a level sufficient to attract and retain high quality executives and key employees;

  provide incentives to achieve short-term and long-term profitability and growth, and reward strong performance of the business operations for which a given executive officer or key employee is responsible and strong individual performance of such officer; and

  allow us to compete with other organizations nationwide for executive talent.

     All executive officer and key employee compensation decisions at Exopack are ultimately made by our Board of Directors. We do not currently have a compensation committee because our common stock is privately-held by one stockholder and we believe it is beneficial to have our entire Board of Directors participate in discussions and decision-making concerning executive compensation. In addition, we are not subject to stock exchange rules that would require us to have a compensation committee comprised of independent directors. Therefore, each member of our Board of Directors participates in discussions and decisions relating to compensation of executives and key employees. Each year the Board of Directors reviews and evaluates the compensation paid to our executive officers and key employees and determines the base salary and bonus target percentage (expressed as a percentage of base salary) for each executive officer and key employee. The Board of Directors also meets twice a year to determine the number of stock options, if any, to be granted to executive officers and key employees.

     To ensure that our compensation is competitive in the marketplace, we compare our compensation to that of a group of peer companies in our industry with businesses similar to ours and with which we may compete for executive talent. For 2008, we identified the following companies as our comparable companies for this purpose: Sealed Air Corporation, Bemis Company, Inc., Sonoco Products Company, Pactiv Corporation, Wausau Paper Corp., Pliant Corporation and AEP Industries, Inc. One or more of our executive officers or key employees is typically involved in this process. Each year, our Senior Vice President of Corporate Administration compiles data from public documents of comparable companies filed with the Securities and Exchange Commission or from other public sources. These materials are compiled and presented to our Chief Executive Officer along with adjustments recommended by our Senior Vice President of Corporate Administration. The Chief Executive Officer reviews such materials and recommended adjustments and seeks review and ultimate approval from our Board of Directors. Although we consider compensation data for the comparable company group when establishing total compensation, we do not target a percentile rank for total compensation within the comparable company group data set. Instead, we use the data as a guide in determining the appropriate levels of each form of compensation and the total level of compensation for each executive. We may adjust certain elements of an executive’s compensation based on the experience of the individual, market factors or other relevant considerations.

     In determining the total compensation for our Chief Executive Officer, our Board of Directors considers industry, internal and local market compensation data and its own assessment of the Chief Executive Officer’s performance, the Chief Executive Officer’s own expectations and other factors it deems relevant, including the compensation packages for the principal executive officers of the peer companies listed above.

Elements of Compensation

The elements of our compensation program for executive officers consist of:

  A base salary component;

  A short-term incentive component, consisting of annual bonuses under our Management Incentive Program; and

  A long-term incentive component, consisting of stock options generally granted twice every year, with options vesting 20% per year over five years.

     The use and weight of each compensation element is based on a subjective determination by the Board of Directors of the importance of each in meeting our overall objectives. In general, we seek to put a significant amount of each executive officer’s total potential compensation “at risk” by making future payout or realization of value dependent on corporate and business unit performance. If we and/or an individual fails to meet minimum levels of performance, he or she will not earn any “at risk” compensation. In addition, stock options provide long-term incentives to increase company profitability, as well as a retention mechanism for highly-valued executive officers. In general, our Board of Director’s intention is to grant a meaningful portion of total compensation in the form of equity compensation awards in order to reinforce the ownership culture within our leadership. We do not currently maintain specific stock ownership guidelines for our Named Executive Officers. The Board of Directors may consider prior compensation outcomes, including equity incentive compensation gains, in setting future compensation levels.

Base Salary

     The first element of our cash compensation program for Named Executive Officers is an annual base salary. When determining salaries for a Named Executive Officer, the Board of Directors takes into account industry, internal and local market compensation data, including data from the comparable companies listed above, as well as each individual’s job responsibility, experience level, individual performance, the amount and nature of the other compensation paid to the officer and the officer’s own expectations. The Board of Directors generally reviews and approves base salaries for officers annually in December or January, and in connection with promotions or changes in responsibilities. Adjustments may be made when appropriate, in the discretion of the Board of Directors, to reflect competitive market factors and the individual factors described above.

     In light of an increased bonus target that the Board of Directors has approved for our Named Executive Officers in connection with the 2009 Management Incentive Program (as discussed in more detail below under “ Short-Term Incentive Compensation –Management Incentive Program 2009 Management Incentive Program”), the Board of Directors has determined that the Named Executive Officers’ base salaries will not be adjusted for 2009.

Short-Term Incentive Compensation – Management Incentive Program

     General Structure and Operation of Management Incentive Program. The second element of our cash compensation program for Named Executive Officers is cash bonuses payable under our Management Incentive Program. The Management Incentive Program was designed to motivate Named Executive Officers to achieve designated corporate objectives. The Management Incentive Program rewards Named Executive Officers by providing for a bonus pool that is linked to achievement by the Company and/or the applicable segment of a pre-determined target earnings before interest, taxes, depreciation, amortization and certain other adjustments (“Adjusted EBITDA”). The bonus opportunity for each Named Executive Officer is set as a fixed percentage of such Named Executive Officer’s base salary, referred to as a “bonus target.” Our Board generally reviews and approves the structure of the Management Incentive Program at the beginning of each year, including the Adjusted EBITDA targets for that year and each Named Executive Officer’s bonus target. In setting the Adjusted EBITDA levels and each Named Executive Officer’s bonus target, the Board considers our strategic goals and plan, our operational and financial budget and the factors considered in determining base salaries. Under the Management Incentive Program, if the Company and/or the applicable segment achieves the applicable pre-determined Adjusted EBITDA target, the applicable Named Executive Officer will receive a bonus equal to the full bonus target established by the Board (i.e., his bonus target percentage multiplied by his current base salary). As part of the Management Incentive Program, the Board also approves an increased bonus opportunity if the Company and/or the applicable segment attains an Adjusted EBITDA level at an established percentage above the primary Adjusted EBITDA target. In addition, the Board approves a threshold Adjusted

EBITDA level as a percentage of the primary Adjusted EBITDA target that must be met in order for any Named Executive Officer to be eligible for any award under the Management Incentive Program. Our Chief Executive Officer’s bonus opportunity is dependent on the Company’s overall Adjusted EBITDA, and each other Named Executive Officer’s bonus opportunity is dependent on either the Company’s overall Adjusted EBITDA and/or the Adjusted EBITDA for the segment of our Company managed by such Named Executive Officer.

     2008 Management Incentive Program. For 2008, our Board of Directors originally approved a bonus target of 50% for our Chief Executive Officer, a bonus target of 40% for our Chief Operating Officer and a bonus target of 35% for each of our other Named Executive Officers. The Board of Directors also determined that our Chief Executive Officer would be eligible to receive a bonus in the amount of 100% of his base salary if the Company attained 115% of the amount of its primary Adjusted EBITDA target, and that each other Named Executive Officer would be eligible to receive a bonus in the amount of twice the officer’s bonus target if the Company and/or the applicable segment attained 115% of the amount of its primary Adjusted EBITDA target. In addition, the Board determined that the Company’s and/or the applicable segment’s Adjusted EBITDA must be at least 85% of the applicable Adjusted EBITDA target in order for any Named Executive Officer to be eligible for any award under the Management Incentive Program.

     Amendments to 2008 Management Incentive Program. By the third quarter of 2008, it was apparent to the Board of Directors that it was very unlikely that any of the Adjusted EBITDA targets established for 2008 would be satisfied. Accordingly, in order to continue to appropriately incentivize our employees and executive management, on October 10, 2008, the Board of Directors amended the then-existing 2008 Management Incentive Program (as amended, the “Amended MIP”) to focus executives and key employees on Adjusted EBITDA targets for the fourth quarter of 2008 (the “Q4 2008 Period”) and the first quarter of 2009 (the “Q1 2009 Period”). Thus, any bonus opportunities for 2008 for our Named Executive Officers are based solely on the new Adjusted EBITDA target set under the Amended MIP for the Q4 2008 Period. Under the Amended MIP, the bonus target percentages for the Named Executive Officers remain the same as originally established (i.e., 50% for our Chief Executive Officer, 40% for our Chief Operating Officer and 35% for each other Named Executive Officer). However, those bonus target percentages are applied against only a fraction of the applicable Named Executive Officer’s base salary. For the Q4 2008 Period, each Named Executive Officer’s cash bonus will be calculated by multiplying such officer’s bonus target percentage (as adjusted depending on the level of satisfaction of the applicable Adjusted EBITDA target) by 50% of such officer’s base salary in effect at December 31, 2008 (the “Q4 2008 Base Salary Fraction”). For the Q1 2009 Period, each Named Executive Officer’s cash bonus will be calculated by multiplying suchofficer’s bonus target percentage (as adjusted depending on the level of satisfaction of the applicable Adjusted EBITDA target) by 75% of such officer’s base salary in effect at March 31, 2009 (the “Q1 2009 Base Salary Fraction”). No employees of the Company are eligible for bonuses under the Amended MIP as a result of the Company’s or any segment’s performance during the nine months ended September 30, 2008.

     To illustrate the operation of the Amended MIP, if the Company attains 100% of the applicable Adjusted EBITDA target for each period, our Chief Executive Officer will be eligible to receive a bonus in the amount of 50% of the amount of his Q4 2008 Base Salary Fraction (for the fourth quarter of 2008) and 75% of the amount of his Q1 2009 Base Salary Fraction (for the first quarter of 2009). Our Chief Executive Officer is eligible to receive the maximum bonus payable under the Amended MIP for each period, which is 100% of the applicable Base Salary Fraction, if the Company attains 115% of the applicable Adjusted EBITDA target for such period. The Company’s actual Adjusted EBITDA must be at least 85% of the applicable Adjusted EBITDA target in order for our Chief Executive Officer to be eligible for any award for any period under the Amended MIP.

     Likewise, if 100% of the Company’s and/or the applicable segment’s Adjusted EBITDA target is attained for each period, our Chief Operating Officer will be eligible to receive a bonus in the amount of 40% of the amount of his Q4 2008 Base Salary Fraction (for the fourth quarter of 2008) and 40% of the amount of his Q1 2009 Base Salary Fraction (for the first quarter of 2009) and, each of the other Named Executive Officers will be eligible to receive a bonus in the amount of 35% of the amount of his Q4 2008 Base Salary Fraction (for the fourth quarter of 2008) and 35% of the amount of his Q1 2009 Base Salary Fraction (for the first quarter of 2009). The maximum payout to each of the other Named Executive Officers for each period is twice the officer’s bonus target percentage multiplied by the applicable Base Salary Fraction when 115% or more of either the Company’s and/or applicable segment’s Adjusted EBITDA target is attained for such period. The Company’s and/or applicable segment’s actual Adjusted EBITDA must be at least 85% of the applicable Adjusted EBITDA target in order for any other Named Executive Officer to be eligible for any award for any period under the Amended MIP.

     2009 Management Incentive Program. On March 24, 2009, the Board of Directors approved the 2009 Management Incentive Program (the “2009 MIP”) to focus executives and key employees on achievement by the Company and/or the applicable segment on specified Adjusted EBITDA targets for each of the three fiscal quarters during the period from April 1, 2009 through December 31, 2009. Under the 2009 MIP, the Board of Directors increased the Named Executive Officers’ bonus target percentages for each of these periods by five percentage points in comparison to the 2008 Management Incentive Program and the Amended MIP. Under the 2009 MIP, the bonus target percentages are 55% for our Chief Executive Officer, 45% for our Chief Operating Officer and 40% for each of our other Named Executive Officers. Under the 2009 MIP, these bonus target percentages will be applied against 25% of the applicable Named Executive Officer’s base salary (the “2009 Base Salary Fraction”) to determine the amount of such Named

Executive Officer’s bonus for each quarterly period. Accordingly, for each quarterly period from April 1, 2009 through December 31, 2009, each Named Executive Officer’s cash bonus for such period will be calculated by multiplying such officer’s bonus target percentage (as adjusted depending on the level of satisfaction of the applicable Adjusted EBITDA target) by such officer’s 2009 Base Salary Fraction.

     To illustrate the operation of the 2009 MIP, if the Company attains 100% of the applicable Adjusted EBITDA target for a given quarterly period under the 2009 MIP, our Chief Executive Officer will be eligible to receive a bonus in the amount of 55% of his 2009 Base Salary Fraction for such quarterly period. Likewise, if 100% of the Company’s and/or the applicable segment’s Adjusted EBITDA target is attained for a given quarterly period under the 2009 MIP, our Chief Operating Officer will be eligible to receive a bonus in the amount of 45% of his 2009 Base Salary Fraction for such quarterly period, and each of the other Named Executive Officers will be eligible to receive a bonus in the amount of 40% of his 2009 Base Salary Fraction for such quarterly period.

     Like the 2008 Management Incentive Program, the maximum payout to each of the Named Executive Officers for each quarterly period under the 2009 MIP is twice the officer’s bonus target percentage multiplied by the applicable 2009 Base Salary Fraction when 115% or more of either the Company’s and/or applicable segment’s Adjusted EBITDA target is attained for such quarterly period. The Company’s and/or applicable segment’s actual Adjusted EBITDA must be at least 85% of the applicable Adjusted EBITDA target in order for any Named Executive to be eligible for any award for any quarterly period under the 2009 MIP.

     In light of the Named Executive Officers’ increase bonus target percentages under the 2009 MIP, the Named Executive Officers’ base salaries will not be adjusted for 2009.

     Use and Disclosure of Adjusted EBITDA Targets. The Board of Directors believes that Adjusted EBITDA is an appropriate measure for the primary financial goal of aligning the interests of management with the interests of the Company’s security holders. Because Adjusted EBITDA excludes interest, income taxes, depreciation and amortization, along with other appropriate adjustments, Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation or amortization. Accordingly, we believe that this type of measurement is useful for comparing general operating performance from period to period. The Company believes that Instruction 4 to Item 402(b) of Regulation S K is applicable to the Adjusted EBITDA targets established under the 2008 Management Incentive Program, the Amended MIP and the 2009 MIP because disclosure of such targets would cause competitive harm to the Company as the financial targets involve confidential information. Although we believe that in light of general economic conditions and raw material price pressures, it will remain difficult for the Named Executive Officers to achieve their maximum potential bonus under the Amended MIP in the Q1 2009 Period, we believe that it is more likely than not that the Company and/or the applicable segment will attain its Adjusted EBITDA target, resulting in the Named Executive Officers receiving bonuses in the approximate amount of their respective bonus targets under the Amended MIP for the Q1 2009 Period (which bonuses will be paid during the second quarter of 2009). The likelihood of the Company and/or the applicable segment attaining the applicable Adjusted EBITDA targets for the last three quarters of 2009 and of the Named Executive Officers receiving their respective bonus targets under the 2009 MIP will depend on several factors including the persistence of, and ability of our customers and suppliers to endure the current economic downturn and the future prices of our raw materials, particularly polyethylene resin and paper.

     Board Discretion. Our Board of Directors has the authority to change the design of the Management Incentive Program at any time.

Equity-Based or Long-Term Incentive Compensation

     General Approach to Equity Incentives and Stock Option Grants. Equity-based incentives represent a direct link between compensation and company profitability. Equity incentives only become more valuable if the value of our common stock increases. In light of this, we believe that offering equity incentives to our executive officers and key employees provides an appropriate additional incentive for these individuals to work toward the goal of making our Company profitable.

     Our Equity-Based Incentive Plan. CPG Finance, Inc. (“CPG Finance”), an affiliate of Sun Capital and the sole equity owner of Exopack Key Holdings, LLC, our sole stockholder, has a 2005 Stock Option Plan, which we sometimes refer as our equity-based incentive plan. Our equity-based incentive plan is administered by the Board of Directors of CPG Finance (the “CPG Board”). Our equity-based incentive plan is designed to provide an incentive to key employees and consultants and Board members and to offer an additional inducement in obtaining the services of such persons. The plan provides for the grant of options to purchase shares of the non-voting common stock of CPG Finance. Subject to adjustments in certain events, the total number of shares of non-voting common stock for which options may be granted under the plan will not exceed 100,000 shares. The exercise price of the shares subject to each option is determined at the time the grant is made and set forth in the applicable agreement, but in the event the exercise price for any option is less than the fair market value of non-voting stock on the date of grant, the option must contain terms that permit the option to comply with, or to be exempt from, the requirements applicable to deferred compensation under Section 409A of the Internal Revenue Code. The term of each option granted under the plan may not exceed 10 years from the date of grant.

     In order to determine the amount and nature of the equity incentives to be granted to an executive officer or key employee, the CPG Board considers, in addition to the factors described above, awards previously granted to each individual, each individual’s accumulated vested and unvested awards, the current value and potential value over time using stock appreciation assumptions for vested and unvested awards, the vesting schedule of the individual’s outstanding awards, comparison of individual awards between executive officers and key employees and in relation to other compensation elements and total accounting expense. The CPG Board generally sets the exercise price for options granted under our equity-based incentive plan to reflect the fair market value of our common stock based on the most recent common stock valuation.

     Vesting. All of our equity incentives are subject to vesting. Stock options granted to executive officers generally vest over a period of five years, with 20% vesting one year following the established vesting date and 20% vesting per year for the remaining four years on that established vesting date.

     We believe the delayed vesting of our stock options provides a significant incentive for executive officers to remain with our Company through the vesting period, particularly if our stock value has increased since the incentive was granted and/or is anticipated to increase in the future.

     Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and key non-executive employees on a semi-annual basis, usually in the first and third quarters of each fiscal year. In 2008, equity incentives were granted in March and August. Under our current policies, annual equity incentives are granted at the CPG Board’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the CPG Board at the meetings, and the exercise price per share for each stock option granted is the per share fair market value based on the most recent valuation of the underlying common stock. The CPG Board also periodically grants equity incentives on dates other than the date of the semi-annual grants to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes. The exercise price for each stock option granted in 2008 to Named Executive Officers was $140.

     The CPG Board has no program or practice to time equity incentive grants in connection with the release of material non-public information.

     Stock Options Granted. In December 2005, CPG Finance granted options to purchase shares of its non-voting common stock to certain of our executive officers and key employees, including certain Named Executive Officers, at an exercise price per share of $72.00. Pursuant to the grant, 20% of the total options subject to the grant to our Chief Executive Officer vested as of July 14, 2006 and, thereafter, an additional 20% of the total options subject to the grant either have vested or will vest on July 14 of each successive year for the following four years. In addition, 20% of the total options subject to the grant made to other executive officers and key employees vested as of October 13, 2006 and, thereafter an additional 20% of the total options subject to the grants either have vested or will vest on October 13 of each successive year for the following four years. In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) July 14, 2015 (for the Chief Executive Officer) and October 13, 2015 (for the other executive officers and key employees that received a grant), (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons.

     In January 2007, CPG Finance granted options to purchase shares of its non-voting common stock to certain executive officers and key employees, including certain Named Executive Officers, at an exercise price of $140.00. Pursuant to the grant, 20% of the total options subject to the grant vested as of January 19, 2008 and, thereafter, an additional 20% of the total options subject to the grant either have vested or will vest on January 19 of each successive year for the following four years. In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) January 19 , 2017, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons. There were no options granted to the Named Executive Officers during 2006.

     In 2008, CPG Finance granted 5,000 stock options to Tom Vale in connection with his hire in February of 2008, and 3,500 stock options to Gary McDaniel in connection with his hire in June of 2008. Pursuant to the grants, 20% of the total options subject to the grants will vest on February 18, 2009 for Mr. Vale and on June 1, 2009 for Mr. McDaniel and, thereafter, an additional 20% of the total options subject to the grants will vest on February 18 for Mr. Vale and on June 1 for Mr. McDaniel of each successive year for the following four years. In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) February 18 , 2018 for Mr. Vale and June 1, 2018 for Mr. McDaniel, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable employee’s employment terminates for certain specified reasons. The stock options granted to Mr. Vale and Mr. McDaniel were the only stock options granted to Named Executive Officers in 2008.

     On July 31, 2008, Gerard Ferguson resigned as out Senior Vice President of Corporate Administration. In accordance with the terms of his stock option agreement, Mr. Ferguson’s vested options (representing 1,300 options, or 37.1% of the total options granted to him on December 12, 2005 and January 19, 2007) became exercisable as of the effective date of his resignation. In exchange for Mr. Ferguson agreeing not to exercise his vested options, we agreed to pay Mr. Ferguson approximately $74,000 in January of 2009. This amount represented the difference between the option exercise price and the estimated fair value of the options at July 31, 2008. Following such payment, Mr. Ferguson’s stock options were cancelled.

Benefits and Perquisites

     We provide our Named Executive Officers with certain additional benefits and perquisites. Certain Named Executive Officers receive an automobile allowance and one member of executive management, the Senior Vice President and General Manager of our paper packaging segment, received reimbursement for country club dues in the amount of $4,800, $4,735 and $4,980 for the years ending December 31, 2008, 2007 and 2006, respectively. The primary reason for the club membership is for the development and fostering of customer relationships. In addition, our Named Executive Officers are eligible to participate, along with all of our employees, in our Exopack LLC Saving Plan, which is a 401(k) defined contribution retirement plan that matches 100% on the first three percent of employees’ contributions and 50% on the next fourth and fifth percent of employees’ contributions. Our Board of Directors determines all matching contributions to the 401(k) plan. Our Named Executive Officers are also eligible to participate, along with all of our employees, in our medical, dental, disability and life insurance plans, along with all of our employees.

     Certain of our Named Executive Officers (consisting of Mr. Heard, Mr. Arvanites and Mr. Ferguson) also participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation, as described in more detail under “—Pension Benefits” below.

Employment Agreements and Severance Arrangements

     We do not have employment agreements with any of our Named Executive Officers, although each of our Named Executive Officers have Separation Benefit Agreements that provide for severance payments in the event of an involuntary termination for reasons other than for “cause” or in connection with a change in control involving CPG Finance. These severance payments generally consist of one year of base compensation paid on a monthly basis and a pro-rata payment of amounts earned under our Management Incentive Program. See “—Separation Benefit Agreements and Other Covenants” below. We also have an arrangement with our Chief Executive Officer that may entitle him to a bonus in the event of a change in control involving CPG Finance. See “—Change in Control Bonus Opportunity for CEO” below. The Board of Directors believes that these severance compensation arrangements are an important part of overall compensation for our Named Executive Officers and help to secure the continued employment and dedication of our Named Executive Officers, notwithstanding any concern that they might have at such time regarding their own continued employment prior to or following a change of control of CPG Finance. The Board of Directors also believes that these agreements are important as a recruitment and retention device, as all or nearly all of the companies with which we compete for executive talent have similar agreements in place for their senior management.

Tax and Accounting Considerations

     Tax considerations play a role in the design of our compensation program. Section 409A of the Internal Revenue Code imposes taxes on certain non-qualified compensation arrangements that do not comply with its requirements. These requirements regulate an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Section 409A also generally provides that distributions can only be made on or following the occurrence of certain events, including the individual’s separation from service, a predetermined date, a change in control, or the individual’s death or disability. For certain key officers, Section 409A requires that such individual’s distribution commence no earlier than six (6) months after such officer’s separation from service. We strive to structure our executive compensation program with the intention that it comply with Section 409A of the Code.

     Accounting considerations also play a role in the design of our executive compensation program. For example, Statement of Financial Accounting Standards, or SFAS, No. 123(R) (revised 2004), “Share-Based Payment,” or SFAS No. 123(R), requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period, which reduces the amount of our reported profits. Because of option expensing and the impact of dilution on our stockholder, we pay close attention to the number and value of the shares underlying stock option grants.

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

Board of Directors: Jack Knott (Chairman) Michael E. Alger Clarence E. Terry Mark Brody

Summary Compensation Table

     The following table sets forth the compensation earned by our Named Executive Officers in 2008, 2007 and 2006 for services rendered in all capacities to us and our subsidiaries. Effective July 31, 2008, our Board of Directors accepted the resignation of Gerald Ferguson as Senior Vice President of Corporate Administration. Effective February 15, 2008, Tom Vale was appointed as our Chief Operating Officer. Effective June 1, 2008, Gary McDaniel was appointed as our Senior Vice President and General Manager.

				Non-equity Incentive	Change in	All Other
		Salary	Option Awards(1)	Plan Compensation(2)	Pension Value(3)	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)
Jack Knott	2008	$500,000	$-	$87,875	N/A	$11,822	$599,697
Chairman, President and	2007	$450,000	$-	$113,625	N/A	$11,346	$574,971
Chief Executive Officer	2006	$420,000	$-	$189,210	N/A	$10,980	$620,190
Jonathan Heard	2008	$245,000	$43,654	$30,756	$299	$9,436	$329,145
Chief Financial Officer	2007	$200,000	$41,269	$35,350	$160	$18,213	$294,992
	2006	$133,025	$-	$27,246	$(265)	$14,871	$174,877
Tom Vale	2008	$384,376	$66,058	$63,270	N/A	$9,453	$523,157
Chief Operating Officer	2007	$-	$-	$-	N/A	$-	$-
	2006	$-	$-	$-	N/A	$-	$-
Robert H. Arvanites	2008	$257,100	$9,094	$51,131	$3,311	$19,197	$339,833
Senior Vice President and	2007	$246,300	$8,598	$71,878	$2,500	$58,887	$388,163
General Manager	2006	$209,850	$-	$105,383	$(1,615)	$56,938	$370,556
Gerard J. Ferguson(5)	2008	$122,500	$-	$15,070	$3,086	$103,694	$244,350
Former Senior Vice President of	2007	$186,250	$8,598	$33,583	$2,474	$59,200	$290,105
Corporate Administration	2006	$168,325	$-	$47,303	$(1,245)	$55,531	$269,914
Gary McDaniel	2008	$180,833	$31,070	$9,534	N/A	$21,229	$242,666
Senior Vice President and	2007	$-	$-	$-	N/A	$-	$-
General Manager	2006	$-	$-	$-	N/A	$-	$-

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the fair value of stock options granted to our Named Executive Officers, in accordance with SFAS 123(R). For additional information relating to the application of SFAS No. 123(R) to our outstanding stock options, see Notes 2 and 5 to our consolidated financial statements included elsewhere in this annual report.

(2)

This column represents payments awarded to our Named Executive Officers under our Management Incentive Program. Amounts for 2008 reflect amounts earned pursuant to revised criteria for the Q4 2008 Period under the Amended MIP. See discussion above under “–Compensation Discussion and Analysis–Elements of Compensation– Short-Term Incentive Compensation – Management Incentive Program – Amendments to 2008 Management Incentive Program.” The amounts reflected were earned in the respective fiscal year but payable by their terms during the following fiscal year. No discretionary bonuses were paid in 2008, 2007 or 2006.

(3)

These amounts represent the change in value of accumulated benefits under the Retirement Plan of Exopack, LLC (the “Retirement Plan”). We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004 prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Increases in value in 2008 and 2007 are primarily due to the accretion of interest on the accumulated benefit. Decreases in value in 2006 resulted primarily from an increase in the discount rate used to measure pension obligations during 2006. For additional information about the Retirement Plan, see “-Pension Plans” below and Note 5 to our consolidated financial statements included elsewhere in this annual report.

(4)	The amounts in the “All Other Compensation” column consist of:

		401(k) Match	Life Insurance	Auto Allowanc e	Vacation	Severance	Signing Bonus
	Ye ar	$	$	$	$	$	$
Jack Knott	2008	9,200	2,622	-	-	-	-
Jonathan Heard	2008	8,965	472	-	-	-	-
Tom Vale	2008	8,209	1,244	-	-	-	-
Robert H. Arvanites	2008	8,881	557	9,759	-	-	-
Gerard J. Ferguson	2008	6,243	259	-	9,692	87,500	-
Gary McDaniel	2008	3,167	2,633	3,249	-	-	10,000

(5) Gerald Ferguson resigned as a Senior Vice President of Corporate Administration effective July 31, 2008.

N/A   Mr. Knott, Mr. Vale and Mr. McDaniel became employees subsequent to the date at which entry into the Retirement Plan was frozen.

     In connection with Mr. Ferguson’s resignation, he agreed not to exercise his vested stock options (representing 1,300 options, or 37.1% of the total options granted to him on December 12, 2005 and January 19, 2007) in exchange for our agreement to pay him approximately $74,000 in January of 2009. This amount represented the difference between the option exercise price and the estimated fair value of the options at July 31, 2008. Following such payment, Mr. Ferguson’s stock options were cancelled.

Grants of Plan-Based Awards in 2008

     The following table summarizes awards of stock options granted in 2008 to each of our Named Executive Officers and the estimated possible payouts to our Named Executive Officers under the Amended MIP.

GRANTS OF PLAN-BASED AWARDS IN 2008

						Exercise	Grant
		Estimated payouts under non-			Number of	or Base	Date Fair
		equity incentive plan awards(2)			Securities	Price of	Value of
					Underlying	Option	Option
Name	Grant Date(1)	Threshold	Target	Maximum	Options	Awards	Awards
		$	$	$	(#)	($/Sh)	($/Sh)
Jack Knott	N/A	94,688	187,500	375,000	N/A	N/A	N/A
Jonathan Heard	N/A	33,141	65,625	131,250	N/A	N/A	N/A
Tom Vale	02/18/08	67,418	133,500	267,000	5,000	$140	$80
Robert H. Arvanites	N/A	34,466	68,250	136,500	N/A	N/A	N/A
Gerard J. Ferguson	N/A	-	-	-	N/A	N/A	N/A
Gary McDaniel	06/01/08	41,094	81,375	162,750	3,500	$140	$80

(1)	Grant date applies to option awards granted in 2008.
(2)

Reflects the threshold, target and maximum amounts potentially payable under the Amended MIP for the Q1 2009 Period, as established in October of 2008. Amounts earned under the Amended MIP for the Q4 2008 Period are reflected as “Non-equity Incentive Plan Information” in the Summary Compensation Table above. For additional information about awards under the Amended MIP, see the discussion above under “ Compensation Discussion and Analysis Elements of Compensation Short-Term Incentive Compensation - Management Incentive Program Amendments to 2008 Management Incentive Program.”

Outstanding Equity Awards at December 31, 2008

     The following table sets forth information concerning outstanding options held by the Named Executive Officers at December 31, 2008. There are no restricted stock awards in place or outstanding at December 31, 2008.

Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise
	Options	Options	Price	Option Expiration
Name	(# )	(# )(2)	($ )	Date
	Exe rc is able	Une xe rc is able
Jack Knott	—	30,000	$72	7/14/2015
Chairman, President and
Chief Executive Officer

Jonathan Heard	—	1,100	$72	10/13/2015
Chief Financial Officer		2,400	$140	01/19/2017

Tom Vale	—	5,000	$140	02/18/2018
Chief Operating Officer

Robert H. Arvanites	—	4,000	$72	10/13/2015
Senior Vice President and		500	$140	01/19/2017
General Manager

Gerard J. Ferguson(1)	—	—	—	—
Former Senior Vice President of
Corporate Administration

Gary McDaniel	—	3,500	$140	06/01/2018
Senior Vice President
and General Manager

(1)         Mr. Ferguson’s options were cancelled when, in connection with his resignation, he agreed to forfeit his right to exercise his options in return for payment of approximately $74,000 in January 2009.

(2)         (i) 20% of Mr. Knott's outstanding options vested on each of July 14, 2006, 2007 and 2008 and 20% will vest on each of July 14, 2009 and 2010.  (ii) Mr. Heard's outstanding options vest on two different dates: 20% of the 1,100   options granted on October 13, 2005 vested on each of October 13, 2006, 2007 and 2008, and 20% will vest on each of October 13, 2009 and 2010; and 20% of the 2,400 options granted on January 19, 2007 vested on each of January 19, 2008 and 2009, 20% will vest on each of January 19, 2010, 2011 and 2012.  (iii) 20% of Mr. Vale's ooutstanding ptions vested on February 18, 2009 and 20% will vest on each of February 18, 2010, 2011, 2012 and 2013. (iv) Mr. Arvanite's outstanding options vest on two different dates: 20% of the 4,000 options  granted on October 13, 2005 vested on each of October 13, 2006, 2007 and 2008, and 20% will vest on each of October 13, 2009 and 2010;   and 20% of the 500 options granted on January 19,2007 vested on each of January 19, 2008 and 2009 and 20% will vest on each of January 19, 2010, 2011 and 2012. (v) 20% of Mr. McDaniel's outstanding options will vest on each of June 1, 2009, 2010, 2011, 2012 and 2013. For a discussion of when the vested portion of any options may be exercised, see the discussion above under “ Compensation Discussion and Analysis Elements of Compensation Equity-Based or Long-term Incentive Compensation—Stock Options Granted.”

Option Exercises in 2008

There were no stock options exercised by our Named Executive Officers during the year ended December 31, 2008.

Pension Benefits

     The following table sets forth information concerning pension benefits paid to and accumulated by the Named Executive Officers at December 31, 2008.

		Number of Years	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name(1)	(#)	($)	($)

Jack Knott	N/A	N/A	N/A	N/A
Chairman, President and
Chief Executive Officer

Jonathan Heard	Retirement Plan	2.6	$10,164	$0
Chief Financial Officer	of Exopack, LLC

Tom Vale	N/A	N/A	N/A	N/A
Chief Operating Officer

Robert H. Arvanites	Retirement Plan	15.2	$98,407	$0
Senior Vice President and	of Exopack, LLC
General Manager

Gerard J. Ferguson	Retirement Plan	14.8	$88,875	$0
Former Senior Vice President of	of Exopack, LLC
Corporate Administration

Gary McDaniel	N/A	N/A	N/A	N/A
Senior Vice President
and General Manager

(1) The Retirement Plan was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Benefits under the retirement plan were determined by the highest five years of base salary and incentive compensation in the 10 years prior to June 30, 2004 and years of service as of June 30, 2004. No Named Executive Officer is currently eligible for early retirement under the Retirement Plan. There have been no changes to the Retirement Plan during the year ended December 31, 2008.

N/A Mr. Knott, Mr. Vale and Mr. McDaniel became employees subsequent to the date at which entry into the Retirement Plan was frozen.

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

Internal Rate of Return	Bonus Payment
Less than 40%	$-0-
e40% and > 50%	0.9% of Stockholder Proceeds
e50% and > 60%	1.8% of Stockholder Proceeds
e60% and > 70%	2.7% of Stockholder Proceeds
e70% and > 80%	3.6% of Stockholder Proceeds
Greater than or equal to 80%	4.5% of Stockholder Proceeds

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

     On January 10, 2006, we entered into a separation benefit agreement (the “Knott Separation Agreement”) with Jack Knott, our Chairman, President and Chief Executive Officer and this separation benefit agreement was amended on January 22, 2008.  A copy of the amendment is attached as an exhibit to this annual report. Pursuant to the Knott Separation Agreement as amended, we agreed to pay Mr. Knott $560,000 over a one-year period in the event that we terminate Mr. Knott without cause or if we fail to retain Mr. Knott in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control. For purposes of this agreement, “cause” means:

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

  a covenant not to disparage or defame us; and

  a covenant not to compete with us, which survives for one year after termination of employment.

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation agreements in place for our Named Executive Officers at December 31, 2008.

Director Compensation

     None of our directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending board meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holder	84,100	$104 per option	15,900
Equity compensation plans not approved by the security holder	N/A	N/A	N/A
Total	84,100	$104 per option	15,900

Security Ownership of Certain Beneficial Owners and Management

     Upon completion of the Consolidation, Exopack Key Holdings became our sole stockholder. Exopack Key Holdings is 100.0% owned by CPG Finance, Inc., an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2008, 2007 and 2006, CPG Finance granted options to purchase 23,550, 12,750 and 3,950 shares, respectively, of its common stock to certain key employees of our Company and 7,600, 10,850 and 15,200 options, respectively, were forfeited. None of the options currently outstanding have been exercised.

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

     Pursuant to the terms of the new management services agreement, as amended, Sun Capital Management provides financial and management consulting services to us, subject to the supervision of our Board of Directors. In exchange for these services, we pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement and as amended on January 31, 2006). We incurred approximately $1.5 million and $1.2 million in management fees and other related expenses under the management services agreement for the years ended December 31, 2008 and 2007, respectively. In addition to this general management fee, in connection with any management services provided to us, our direct or indirect subsidiaries, or stockholders with respect to certain corporate transactions including, without limitation, re-financings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business consolidations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate transaction as well as any customary and reasonable fees. In this regard we paid Sun Capital Management $0.2 million in management consulting services during the year ended December 31, 2007. There were no management consulting fees paid to Sun Capital during the year ended December 31, 2008. We also agreed to reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under this agreement. The management services agreement terminates on October 13, 2015.

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

Director Independence

     Because we do not have any securities listed on an exchange, we are not subject to any listing standards requiring any of our directors to be “independent.” However, applying director independence requirements set forth in section 303A.02(b) of the NYSE listing standards, we believe that Messrs. Alger, Terry and Brody(as well as David Finnigan and Kevin Calhoun who also served as our directors at the request of Sun Capital for a period of time during 2008) could reasonably be considered to be “independent”, due to the lack of a direct compensation paid to such persons by us and the fact that the management fees paid by us to Sun Capital did not exceed 2% of our consolidated net sales for any of the three most recent fiscal years.

     Such directors would not, however, satisfy the independence standards for audit committees set forth in Rule 10A-3 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2008 and 2007.

Audit Fees

     Audit fees totaled approximately $676,000 for 2008 and $791,000 for 2007, respectively. Included in these amounts were fees for the audits and quarterly reviews of our consolidated financial statements totaling approximately $676,000 and $726,000 for 2008 and 2007, respectively. The remainder of the fees disclosed under this category for 2007 are related to procedures performed in connection with comfort letters for a note offering not completed.

Audit-Related Fees

     There were no audit-related fees incurred by the Company for 2008. Audit-related fees incurred by the Company for 2007 were approximately $500,000. The fees disclosed under this category are comprised of services that include due diligence pertaining to the acquisitions discussed in this annual report.

Tax Fees

     There were no tax fees incurred by the Company during 2008 or 2007 for services rendered by its principal accountant for tax compliance, tax advice or tax planning.

All Other Fees

We did not incur any other fees during 2008 or 2007 for services rendered by our principal accountant.

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

Exopack Holding Corp.
March 27, 2009	By: /s/ Jack E. Knott
Jack E. Knott
Director, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Jack E. Knott	Director, President and	March 27, 2009
Jack E. Knott	Chief Executive Officer
(Principal Executive Officer)

/s/ Jonathan Heard	Chief Financial Officer	March 27, 2009
Jonathan Heard	(Principal Financial and Accounting Officer)

/s/ Michael E. Alger	Director	March 27, 2009
Michael E. Alger

/s/ Clarence E. Terry	Director	March 27, 2009
Clarence E. Terry

/s/ Mark Brody	Director	March 27, 2009
Mark Brody

EXOPACK HOLDING CORP. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder:

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Exopack Holding Corp. and its subsidiaries (the "Company"), at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP March 27, 2009 Raleigh, North Carolina

Exopack Holding Corp. and Subsidiaries Consolidated Balance Sheets

	December 31,	December 31,
(in thousands of dollars, except for share and per share data)	2008	2007
Assets
Current assets
Cash	$1,712	$1,308
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,088 and $1,666 for 2008 and 2007, respectively)	83,122	78,870
Income taxes receivable	-	382
Other receivables	2,488	4,367
Inventories	91,304	95,621
Deferred income taxes	3,970	4,751
Prepaid expenses and other current assets	2,934	3,680
Total current assets	185,530	188,979
Property, plant, and equipment, net	173,757	186,393
Deferred financing costs, net	6,740	8,283
Intangible assets, net	67,119	68,925
Goodwill	64,372	65,509
Other assets	1,114	1,020
Total assets	$498,632	$519,109

Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$74,492	$70,927
Accounts payable	66,362	72,191
Accrued liabilities	39,244	39,660
Income taxes payable	832	278
Total current liabilities	180,930	183,056
Long-term liabilities
Long-term debt, less current portion	220,082	220,130
Deferred income taxes	34,112	43,241
Other liabilities	20,776	7,674
Total long-term liabilities	274,970	271,045
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at December 31, 2008 and 2007, respectively	-	-
Additional paid-in capital	72,811	72,195
Accumulated other comprehensive (loss) income, net	(12,357)	4,417
Accumulated deficit	(17,722)	(11,604)
Total stockholder's equity	42,732	65,008
Total liabilities and stockholder's equity	$498,632	$519,109

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Operations

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Net sales	$781,732	$676,073	$655,423
Cost of sales	699,524	603,675	583,346
Gross margin	82,208	72,398	72,077
Selling, general and administrative expenses	57,179	49,508	48,024
Operating income	25,029	22,890	24,053
Other expenses (income)
Interest expense	30,991	28,884	27,262
Loss on early extinguishment of debt	-	-	4,002
Other expense (income), net	1,371	(1,548)	27
Net other expense	32,362	27,336	31,291
Loss before income taxes	(7,333)	(4,446)	(7,238)
Benefit from income taxes	(1,215)	(541)	(2,347)
Net loss	$(6,118)	$(3,905)	$(4,891)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
(in thousands of dollars, except for share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income (Loss)
Balances at January 1, 2006	1	$-	$57,000	$(132)	$(2,808)	$54,060
Capital contribution by parent in connection
with refinancing of debt (Note 4)	-	-	15,000	-	-	15,000
Stock compensation expense			18			18
Net loss	-	-	-	-	(4,891)	(4,891)	$(4,891)
Cumulative translation adjustment	-	-	-	170	-	170	170
Minimum pension liability (net of
income taxes of $981)	-	-	-	1,600	-	1,600	1,600
Total comprehensive loss							$(3,121)
Balances at December 31, 2006	1	-	72,018	1,638	(7,699)	65,957
Stock compensation expense	-	-	177	-	-	177
Net loss	-	-	-		(3,905)	(3,905)	$(3,905)
Cumulative translation adjustment	-	-	-	2,342	-	2,342	2,342
Minimum pension liability (net of
income taxes of $268)	-	-	-	437	-	437	437
Total comprehensive loss							$(1,126)
Balances at December 31, 2007	1	-	72,195	4,417	(11,604)	65,008
Stock compensation expense	-	-	616	-	-	616
Net loss	-	-	-		(6,118)	(6,118)	$(6,118)
Cumulative translation adjustment	-	-	-	(7,489)	-	(7,489)	(7,489)
Pension liability (net of
income taxes of $5,691)	-	-	-	(9,285)	-	(9,285)	(9,285)
Total comprehensive loss							$(22,892)
Balances at December 31, 2008	1	$-	$72,811	$(12,357)	$(17,722)	$42,732

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries Consolidated Statements of Cash Flows

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from operating activities
Net loss	$(6,118)	$(3,905)	$(4,891)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	24,504	19,594	15,721
Deferred income tax benefit	(2,247)	(976)	(2,402)
Loss on early extinguishment of debt	-	-	4,002
Stock compensation expense	616	177	18
Provision (recovery) for bad debts	(267)	(323)	318
Loss on sales and disposition of property, plant and equipment	1,757	1,311	1,062
Impairment of property, plant and equipment	-	593	365
Increase in cash surrender value of life insurance,
net of premiums paid	-	-	(13)
Changes in operating assets and liabilities:
Receivables	(8,414)	(3,556)	(1,106)
Inventories	75	3,555	(6,671)
Prepaid expenses and other assets	1,376	(2,972)	1,956
Accounts payable and accrued and other liabilities	603	(5,011)	348
Income tax receivable/payable	1,074	4,322	964
Net cash provided by operating activities	12,959	12,809	9,671
Cash flows from investing activities
Remaining cash payments on prior acquisitions	-	-	(365)
Acquisition of EAC and EPF, net of cash acquired	(389)	(48,900)	-
Purchases of property, plant and equipment, including
capitalized software	(19,149)	(23,244)	(17,454)
Proceeds from sales of property, plant and equipment	512	358	60
Proceeds from return of investment in life insurance	-	-	328
Other	-	-	(50)
Net cash used in investing activities	(19,026)	(71,786)	(17,481)

The accompanying notes are an integral part of these consolidated financial statements

     Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Cash flows from financing activities
Proceeds from issuance of senior notes	$-	$-	$220,000
Repayment of bridge loan	-	-	(200,000)
Borrowings under subordinated term loans	-	-	238
Repayment of subordinated term loans	(113)	(88)	(36,661)
Borrowings under revolving credit facility	1,078,998	859,183	597,101
Repayments of revolving credit facility	(1,073,626)	(799,034)	(587,077)
Capital contribution by parent	-	-	15,000
Financing costs paid on senior notes and senior credit facility	(110)	(671)	(9,286)
Repayments of capital lease obligation	-	(2)	(9)
Net cash provided by (used in) financing activities	5,149	59,388	(694)
Effect of exchange rate changes on cash	1,322	412	102
Increase (decrease) in cash	404	823	(8,402)
Cash
Beginning of year	1,308	485	8,887
End of year	$1,712	$1,308	$485

Supplemental cash flow information:
Income taxes refunded	$387	$3,983	$948
Income taxes paid	$364	$76	$39
Interest paid	$29,642	$27,360	$18,835

Non-cash investing activities:
Purchase price adjustment for Exopack due to
tax escrow agreement (Note 1)	$-	$-	$6,172
Purchase price adjustment for Cello-Foil due to tax
matters contained in purchase agreement (Note 1)	$-	$-	$(163)
Increase in goodwill resulting from adjustment of income tax
balances to amounts reflected in 2005 tax filings (Note 1)	$-	$-	$106
Accrued Transaction Costs related to EPF
Acquisition (Note 1)	$-	$991	$-
Net Working Capital Receivable related to EPF
Acquisition (Note 1)	$-	$(453)	$-
Increase in obligation to former shareholders of Exopack
(Note 1)	$-	$175	$-

The accompanying notes are an integral part of these consolidated financial statements

Exopack Holding Corp. and Subsidiaries Notes to Consolidated Financial Statements

1. Organization, Acquisitions and Merger

On July 14, 2005, Cello-Foil Products and its subsidiary (“Cello-Foil”) were acquired (the “Cello-Foil Acquisition”) by Cello-Foil Holding Corporation, an affiliate of Sun Capital Partners, Inc. Cello-Foil is a flexible plastic-based packaging manufacturer that specializes in laminating and printing.

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

The Company subsequently renamed this acquired Liqui-Box business and its existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling films used primarily in the food and industrial markets from its locations in Canada.

The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom, and Canada. Ten manufacturing facilities are in the plastic packaging and films segment, of which the Company leases four (including two manufacturing facilities in Ontario, Canada) and owns the remaining six facilities. The Company operates six manufacturing facilities in the paper packaging segment, which are all owned properties. The Company also operates two manufacturing facilities in the coated products segment, both of which are leased, including one manufacturing facility in North Wales, United Kingdom.

The Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition discussed above have been accounted for under the purchase method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and therefore, the acquisition prices for the Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition were allocated to the assets and liabilities assumed in each respective transaction based on estimated fair values. Because of the changes in the entity resulting from the EEF Acquisition and the EPF Acquisition, the periods presented in these consolidated financial statements cannot be considered comparable.

Cello-Foil Acquisition

On July 14, 2005, an affiliate of Sun Capital purchased (through Cello-Foil Holding Corporation) all of the outstanding capital stock of Cello-Foil. Cello-Foil was acquired for approximately $35.7 million (net of cash acquired of approximately $1.3 million, and including approximately $1.7 million in acquisition-related costs) which was financed through a $5.0 million capital contribution from an affiliate of Sun Capital, a $4.0 million note to the former Cello-Foil stockholders (repaid on October 13, 2005), and through borrowings under a credit facility. A portion of the purchase price ($3.0 million) was held back (the “Holdback”) in order to cover any indemnification amounts or claims to be paid by the buyer. The Holdback was paid in July 2007.

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

The terms of the Cello-Foil acquisition agreement require the Company to pay the former stockholders of Cello-Foil for the tax benefit of certain tax loss carryforwards which may reduce the Company’s future income tax liability based on net operating losses resulting from Cello-Foil’s taxable results in 2005 prior to the Cello-Foil Acquisition. At December 31, 2005, the tax benefits estimated to be recoverable from net operating losses was approximately $1.6 million. In accordance with the acquisition agreement, the former Cello-Foil stockholders are entitled to receive these estimated tax benefits as they are utilized (as defined in the agreement). The obligation for $1.6 million was included in accrued liabilities at December 31, 2005. During the year ended December 31, 2006, approximately $816,000 of income taxes related to net operating losses incurred in 2005 were received by the Company and paid to the former Cello-Foil stockholders. Approximately $270,000 in tax effect of deductions were disallowed in a 2006 Cello-Foil tax examination; accordingly, the Company reduced its obligation to the former Cello-Foil stockholders by this amount, with a corresponding reduction in deferred tax assets during the year ended December 31, 2006. Also, in association with new information which became available to the Company upon the preparation and filing of its 2005 income tax returns and carry back claims during 2006, the Company determined that approximately $163,000 of deferred tax assets resulting from tax credits (instead of net operating losses) are not payable to the former Cello-Foil shareholders. As such, the Company reduced the amount due to the former Cello-Foil stockholders by this amount, with a corresponding reduction in goodwill. The remaining liability to the former Cello-Foil stockholders of approximately $388,000 related to the tax benefit of remaining net operating losses was paid in 2008 and was reflected in “accrued liabilities” in the accompanying consolidated balance sheet at December 31, 2007.

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

Exopack Acquisition

On October 13, 2005, Exopack was acquired by Exopack Integrated, Inc., a wholly-owned subsidiary of Exopack Key Holdings. Concurrently with the Exopack Acquisition, Exopack Integrated, Inc. merged with and into Exopack, with Exopack surviving the Merger and becoming a wholly-owned subsidiary of Exopack Key Holdings. In connection with the Exopack Acquisition, Exopack was acquired for approximately $258.0 million (net of cash acquired of approximately $645,000, and including approximately $5.7 million in acquisition-related costs) which was financed through a $52.0 million capital contribution from Exopack Key Holdings and borrowings under the Former Senior Credit Facility, which is discussed in Note 4.

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

The terms of the Exopack Acquisition agreement require the Company to set aside, in an escrow account for the benefit of the former stockholders of Exopack, income taxes which may be refundable to the Company based on Exopack’s taxable results in 2005 prior to the Exopack Acquisition. During the year ended December 31, 2006, the Company estimated that approximately $6.2 million was payable to the former stockholders under this provision of the agreement. The recording of these amounts resulted in an adjustment to the purchase price allocation of the Exopack Acquisition, with an increase in goodwill of approximately $6.2 million recorded during the year ended December 31, 2006. The Company received approximately $4.0 million in income tax refunds during the year ended December 31, 2007. During the year ended December 31, 2007, the Company paid approximately $5.4 million to the former stockholders of Exopack per the agreement. During the year ended December 31, 2007, the Company recorded approximately $0.2 million to increase the estimated liability payable to the former stockholders of Exopack, with a corresponding increase to deferred tax assets. The remaining $0.9 million for the benefit of the former stockholders of Exopack was paid in 2008 and was reflected in “accrued liabilities” in the accompanying consolidated balance sheet at December 31, 2007.

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

EEF Acquisition

On August 6, 2007 the Company acquired for a total purchase price of approximately $33.6 million, (including acquisition costs of approximately $1.4 million) 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF Acquisition”). The Company financed the EEF Acquisition primarily through borrowings under the Senior Credit Facility, which is discussed in Note 4. EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital. The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”).

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

During the year ended December 31, 2008, the Company reduced goodwill related to the EEF Acquisition by approximately $890,000 as a result of the finalization of the valuation of definite-lived intangibles and by approximately $247,000 as a result of foreign currency translation.

EPF Acquisition

On November 28, 2007 the Company acquired for the total purchase price of approximately $15.7 million (including acquisition costs of approximately $1.7 million) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s (“Liqui-Box”) performance films business segment, including its Whitby, Ontario, Canada operating facility. During 2008, the Company received $0.6 million for the net working capital adjustment due from the seller. This exceeded our original estimate by approximately $0.2 million, resulting in a corresponding reduction in the purchase price. The Company financed the Liqui-Box Acquisition primarily through borrowings under a credit facility (see Note 4). Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities. The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”).

The net acquisition cost of $15.7 million has been accounted for under the purchase method of accounting reflecting the provisions of SFAS No. 141 and includes the following allocations:

EPF
(in thousands of dollars)	Acquisition
Assets acquired:
Inventories	$5,149
Prepaids	35
Property, plant and equipment	11,438
Total assets acquired	16,622
Liability assumed:
Accrued vacation	(941)
Net acquisition cost	$15,681

The above 2007 acquisitions were not material to our results of operations and balance sheet and accordingly, unaudited pro-forma financial information is omitted from these consolidated financial statements.

2. Summary of Significant Accounting Policies Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are reasonable based upon managements’ best estimates and judgments. On an ongoing basis, the Company evaluates estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. The Company bases its estimates on historical experience and on various other factors (including the current economic environment), the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity and foreign currency markets and in the world markets for petroleum, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies significantly affect the preparation of our consolidated financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of all subsidiaries. For the year ended December 31, 2007, the consolidated financial statements include the results of EAC and EPF from their respective dates of acquisition. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation

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

Cash

Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents. At December 31, 2008 and 2007, accounts payable in the accompanying balance sheets includes approximately $12.0 million and $8.0 million in book cash overdrafts, respectively.

Inventories

At December 31, 2008 and 2007, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Inventories are stated net of the reserve for excess and obsolete inventories.

Property, Plant, and Equipment

The Company records property at cost and includes interest capitalized during the construction period, if material. Depreciation is computed principally using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are 30 years for buildings and improvements, 10 years for machinery and equipment, and 3-7 years for other depreciable assets. The cost of property, plant and equipment and related accumulated depreciation are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was approximately $20.1 million, $14.5 million and $11.9 million, respectively. No interest was capitalized during any of the periods presented in the accompanying consolidated statements of operations.

Deferred Financing Costs

Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place at December 31, 2008, 2007 and 2006, respectively, were approximately $6.7 million, $8.3 million and $8.8 million (net of accumulated amortization of approximately $4.0 million, $2.5 million and $1.1 million, respectively).

Capitalization of Software for Internal Use

Under the provisions of Statement of Position No. 98-1, the Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of 3 years. Capitalized software is classified in “other assets” on the accompanying consolidated balance sheets and was approximately $447,000 and $713,000 at December 31, 2008 and 2007, respectively. Amortization of capitalized software costs was approximately $340,000, $615,000 and $935,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.4 million and $65.5 million at December 31, 2008 and 2007, respectively, from the Cello-Foil and Exopack Acquisitions in 2005 and the EEF acquisition in 2007. During the year ended December 31, 2008, the Company reduced goodwill related to the EEF Acquisition by approximately $890,000 as a result of the finalization of the valuation of definite-lived intangibles and by approximately $247,000 as a result of foreign currency translation. The Company has determined that it consists of four reporting units for the purpose of the goodwill impairment test under SFAS No. 142, Goodwill and Other Intangible Assets. The Company performs its annual impairment analysis on December 31 of each year based on a comparison of each reporting unit’s estimated fair value compared to the reporting unit’s carrying amount on that date. Estimated fair value is determined based on a combination of discounted cash flows and industry multiples. No impairment of goodwill was noted at December 31, 2008 or 2007 as the estimated fair value at each reporting unit exceeded the carrying value.

At December 31, 2008, approximately $33.5 million, $28.3 million and $2.6 million of goodwill was assigned to the paper packaging segment, the plastic packaging and films segment and the coated products segment, respectively. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for income tax purposes.

Intangible assets

Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging from two to 15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived assets whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis. Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the carrying value of the asset.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

For property, plant and equipment and other long-lived assets, other than goodwill and indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon comparison of the estimated fair value to the net carrying value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell. During the year ended December 31, 2007, the Company recorded an impairment charge of approximately $593,000 for certain machinery and equipment to be disposed of as a result of new equipment coming on-line in 2008 at two of its U.S. plastic packaging facilities. During the year ended December 31, 2006, the Company recorded an impairment charge of approximately $365,000 for certain machinery and equipment held for sale as a result of the Company’s combination of certain operations of its two plastic-based packaging Canadian facilities. During the year ended December 31, 2008, the Company recorded accelerated depreciation expense of approximately $1.7 million based on changes in the estimated useful lives of several pieces of equipment. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above. All charges discussed above are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

During the year ended December 31, 2008, the Company reduced the useful life of two patents due to the loss of business from which the patents derived their value. The Company recorded approximately $393,000 of additional amortization expense during 2008 related to these patents which is included in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations.

During the year ended December 31, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company determined that the Cello-Foil trademark and trade name no longer had a useful life as a result of its phase-out and recorded a charge of approximately $1.3 million during the year ended December 31, 2007 to reflect the acceleration of amortization. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations and as a reduction of the plastic packaging and films segment operating income in Note 11.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss, adjustments to the Company’s minimum pension liability and unrealized gains and losses on foreign currency translation. All elements of other comprehensive income (loss) have related tax effects with the exception of unrealized gains and losses on foreign currency translation, as undistributed earnings of the Company’s foreign subsidiaries are considered to be permanently invested.

The following table represents the components of accumulated other comprehensive income (loss):

	Foreign Currency		Cumulative
	Translation	Defined	Tax Effect on	Accumulated Other
Year	Adjustments	Benefit Plans	Liability	Comprehensive Income (Loss)
Balance at
December 31, 2006	$397	$2,002	$(761)	$1,638
Change during 2007	2,342	705	(268)	2,779
Balance at
December 31, 2007	2,739	2,707	(1,029)	4,417
Change during 2008	(7,489)	(14,976)	5,691	(16,774)
Balance at
December 31, 2008	$(4,750)	$(12,269)	$4,662	$(12,357)

Revenue Recognition

We recognize sales revenue when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectability is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally FOB shipping point unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales with the corresponding cost of such services recognized in cost of sales.

Research and Development Costs

Research and development costs are charged to “Selling, general, and administrative expenses” as incurred. For the years ended December 31, 2008, 2007 and 2006, research and development expense was approximately $3.0 million, $2.2 million, $1.0 million, respectively.

Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from foreign jurisdictions, and considers these earnings to be permanently invested overseas, and as a result, no deferred tax liability has been recognized associated with these earnings. It is not currently practicable to estimate the income tax liability that might be incurred if such earnings were repatriated.

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

Federal income tax return periods beginning as of January 1, 2004 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of December 31, 2008. The IRS is currently examining the tax year ended December 31, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months. Accordingly, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were insignificant interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2008 or 2007.

During the years ended December 31, 2008 and 2007, the Company recorded a valuation allowance of approximately $1.1 million and $1.2 million, respectively, as reflected in the income tax benefit on the accompanying statements of operations, against net operating losses specifically related to the Company’s Canadian operations in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. The Company determined that a valuation allowance was necessary given the operating results of the Canadian operations and anticipates establishing a valuation allowance against future Canadian generated net operating losses; however, future determinations of the need for a valuation allowance will be impacted by Canadian operating results.

Stock-Based Compensation

Officers and certain key employees of the Company have been granted options to purchase non-voting common shares of CPG, the parent company of Exopack Key Holdings (the sole stockholder of the Company) under a stock-based compensation plan (the “2005 Stock Option Plan”) which is administered by the Board of Directors (or a committee thereof) of CPG.

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to options issued and outstanding as of December 31, 2005, however, this amount is not considered significant. The Company recorded compensation expense of approximately $616,000, $177,000 and $18,000 related to options during the years ended December 31, 2008, 2007 and 2006, respectively, in accordance with the requirements of SFAS No. 123(R).

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following results and assumptions for the option grants which occurred in the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	Grants	Grants	Grants
Weighted-average grant date fair value per share	$88	$98	$42
Weighted-averaged expected lives (years)	10	10	10
Risk-free interest rate	3.79%	4.75%	5.10%
Volatility	40.0%	40.0%	40.0%

Environmental Liabilities

Various state and federal regulations relating to health, safety and the environment govern the flexible packaging and plastic films and coated products industries, and the Company has invested substantial effort to prepare for and meet these requirements. While these requirements are continually changing, the Company believes that its operations are in substantial compliance with applicable health, safety and environmental regulations.

Costs associated with cleaning up existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2008 and 2007, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.

Pension Plans

The Company records annual amounts relating to its pension plans based on calculations which include various actuarial assumptions, including discount rates, mortality rates and annual rates of return on plan assets. These estimates are highly susceptible to change from period to period based on the performance of plan assets, actuarial valuations and market conditions. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends. The Company believes that the assumptions used in recording its pension obligation are reasonable based on its experience, market conditions and input from its actuary and investment advisor.

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments principally consists of cash, accounts receivable from customers, accounts payable to vendors, and borrowings under long-term debt agreements. The fair value of the Company’s borrowings under its senior credit facility approximate their carrying value (approximately $74.4 million at December 31, 2008), as those borrowings accrue interest at variable market rates. The fair value of the Company’s borrowings under its $220.0 million of 11.25% senior notes due 2014 was approximately $128.7 million and $215.6 million at December 31, 2008 and 2007, respectively, based on the trading price of the notes at that date. The fair value of all other financial instruments approximates their carrying value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. One customer, as a result of the consolidation of two previously existing customers during 2007, within the Company’s paper packaging segment accounted for 11.8% and 13.7% of the Company’s net sales during the years ended December 31, 2008 and 2007, respectively. No single customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with the 2008 presentation.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard is effective for the Company on January 1, 2009. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)). FAS 141(R) establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets required, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) is effective for the Company on January 1, 2009. Accordingly, any business combination the Company enters into after December 31, 2008 will be subject to this new standard.

The FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for the Company on January 1, 2008. In early 2008, the FASB issued Staff Position (FSP)

FAS157-2, which delays by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The adoption of FAS No. 157 in 2008 did not have a material effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in years after 2008.

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

In April 2008, the FASB issued FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for the Company’s fiscal year beginning January 1, 2009. The Company is currently evaluating the impact, if any, of adopting FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which intends to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in accordance with US GAAP for non-governmental entities. SFAS No. 162 is effective November 15, 2008 and the adoption of this statement did not have any effect on the Company’s consolidated financial position and results of operations.

In December 2008, the FASB issued FASB Staff Position SFAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132(R)), which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP is effective for fiscal years ending after December 15, 2009. The Company is currently evaluating the impact of adopting FSP 132(R) on its defined benefit pension and other postretirement plan note disclosures.

3. Balance Sheet Information

The major components of certain balance sheet accounts at December 31, 2008 and 2007 are as follows:

(in thousands of dollars)	2008	2007
Inventories
Raw materials and supplies	$36,440	$44,589
Work in progress	11,699	11,475
Finished goods	43,165	39,557
Total inventories	$91,304	$95,621
Property, plant and equipment
Land	$5,336	$5,802
Buildings and improvements	40,058	39,410
Machinery and equipment	164,524	146,190
Other	3,397	2,495
Construction in progress	6,730	21,374
Gross property, plant, and equipment	220,045	215,271
Less: Accumulated depreciation	(46,288)	(28,878)
Net property, plant, and equipment	$173,757	$186,393

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,036	$16,221
Patents (amortized over 2-15 years)	4,262	4,232
Trademarks and tradenames (amortized over 15 years)	1,157	1,322
	22,455	21,775
Accumulated amortization	(6,336)	(3,850)
Definite-lived intangible assets	16,119	17,925
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$67,119	$68,925

Accrued liabilities
Interest	$10,348	$10,542
Amounts due to Predecessor Company stockholders (see Note 1)	-	1,306
Vacation	6,269	6,257
Payroll and bonuses	5,207	4,374
Pension liability to be funded within one year (see Note 5)	1,236	1,698
Workers’ compensation	2,221	2,549
Medical insurance claims	5,183	2,484
Customer rebates	1,827	3,306
Property taxes	1,116	1,019
Accrued utilities	1,112	1,156
Accrued freight	878	1,119
Other	3,847	3,850
	$39,244	$39,660
Other long-term liabilities
Liability for pension benefits (see Note 5)	$19,007	$5,655
Postretirement medical benefits (see Note 5)	466	424
Deferred compensation liability (see Note 5)	429	502
Deferred rent	705	743
Other	169	350
	$20,776	$7,674

Amortization expense for definite-lived assets for the years ended December 31, 2008, 2007 and 2006 was approximately $2.1 million (excluding approximately $393,000 of amortization due to adjustment of useful life for patents, see note 2), $1.8 million (net of amortization related to the adjustment of the useful life for the Cello-Foil trade name of $1.3 million, see note 2) and $1.7 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents, and trademarks/trade names for 2009 through 2013 is approximately $2.0 million per year.

4. Financing Arrangements

The balances due under debt agreements at December 31, 2008 and 2007 were as follows:

(in thousands of dollars)	2008	2007
Senior Notes	$220,000	$220,000
Senior Credit Facility	74,444	70,813
Subordinated Term Loan	130	177
Carbon Trust Loan	-	67
Total debt	294,574	291,057
Less: Current portion	74,492	70,927
Total long-term debt	$220,082	$220,130

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

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors. See Note 14 for consolidating financial information required by Rule 3-10 of Regulation S-X. The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007 the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At December 31, 2008, approximately $29.8 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2008 was 2.1%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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

At December 31, 2008 and 2007, there were outstanding letters of credit of approximately $3.5 million and $4.3 million under the Senior Credit Facility, respectively.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000 requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At December 31, 2008, approximately $130,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan. The remaining principal balance of this subordinated term loan was paid off during the year ended December 31, 2008.

Refinancing and Loss on Early Extinguishment of Debt

On January 31, 2006, in connection with the issuance of the Notes, a $15.0 million capital contribution from its parent (See Note 6), and with borrowings under the Senior Credit Facility, the Company repaid all debt which was outstanding under the Former Senior Credit Facility and Former Subordinated Term Loans, which were in place at December 31, 2005 and are discussed below. In connection with the refinancing of debt on January 31, 2006, the Company recorded a pre-tax charge to earnings of approximately $4.0 million during the year ended December 31, 2006 to write off the deferred financing costs related to the Former Senior Credit Facility and Former Subordinated Term Loans.

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

Former Subordinated Term Loans

On October 13, 2005, in connection with the Merger, CPG entered into a term loan agreement, including a letter of credit sub-facility (the “Former Subordinated Term Loans”) with a bank. The financing agreement provided for an aggregate credit facility not to exceed $43.5 million (including outstanding letters of credit), with a maturity date of April 30, 2016. Upon entering into the Former Subordinated Term Loans, amounts outstanding under the agreement were assigned by CPG to its wholly-owned subsidiary, Exopack Key Holdings, which assigned the amounts outstanding under the agreement to the Company (its wholly-owned subsidiary). All amounts outstanding under the Former Subordinated Term Loans were repaid by the Company on January 31, 2006.

All borrowings under the Former Subordinated Term Loans accrued interest at the bank’s prime rate (7.25% at December 31, 2005).

At December 31, 2005, there were outstanding letters of credit of approximately $3.4 million under the Former Subordinated Term loans agreement, including $3.0 million in letters of credit for the Holdback resulting from the Cello-Foil Acquisition (see Note 1).

5. Employee Benefit Plans

The measurement date for defined benefit plan assets and liabilities is December 31 for both 2008 and 2007 as December 31 corresponds with the Company’s fiscal year end. A summary of the elements of key employee benefit plans is as follows:

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

In 2007 we adopted FAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, the adoption of which did not have a significant impact on our consolidated financial statements. In accordance with FAS 158, at December 31, 2008 we continued to use a measurement date for the Pension Plans that corresponds with our fiscal year. The following sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan and a reconciliation of the funded status of the Pension Plans for the years ended December 31, 2008 and 2007.

(in thousands of dollars)	December 31, 2008	December 31, 2007
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$53,020	$51,778
Interest cost	3,110	2,924
Actuarial gains	(1,240)	(494)
Benefits paid	(1,153)	(1,188)
Benefit obligation at end of year - December 31	$53,737	$53,020
Change in plan assets
Fair value of plan assets at beginning of year - January 1	$45,667	$39,200
Actual return on plan assets	(12,537)	3,256
Employer contributions	1,517	4,399
Benefits paid	(1,153)	(1,188)
Fair value of plan assets at end of year - December 31	$33,494	$45,667
Unfunded status of the plan	$(20,243)	$(7,353)
Accumulated and projected benefit obligation - December 31	$53,737	$53,020

The amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic benefit cost total approximately $12.5 million (accumulated loss) and $2.5 million (accumulated benefit) as of December 31, 2008 and 2007, respectively.

The weighted-average discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2008 and 2007 was 6.10% and 6.00%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates. Since the Pension Plans are frozen there is no weighted-average rate of compensation increase used in the determination of the benefit obligation.

The Company was required to record an additional minimum pension liability for the Pension Plans, which have an actuarial present value of accumulated plan benefits in excess of plan assets at both December 31, 2008 and 2007. The accumulated benefit obligation for the Pension Plans was approximately $53.7 million and $53.0 million at December 31, 2008 and 2007, respectively. The resulting unfunded pension liability at December 31, 2008 and 2007 was approximately $20.2 million and $7.4 million, respectively. The cumulative before tax increase of other comprehensive loss was approximately $15.0 million for the year ended December 31, 2008.

Components of the net periodic pension benefit income for the years ended December 31, 2008 and 2007 are as follows:

(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Service cost	$-	$-	$1
Interest cost	3,110	2,924	2,853
Expected return on plan assets	(3,667)	(3,214)	(3,081)
Net periodic benefit income	$(557)	$(290)	$(227)

The weighted-average discount rate used to determine the benefit cost for the Pension Plans was 6.00%, for the year ended December 31, 2008, 5.75% for the year ended December 31, 2007 and 5.50% for the year ended December 31, 2006. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan was 8.0% for each of the years ended December 31, 2008 and 2007 and was 8.50% for the year ended December 31, 2006. Based on current global stock market valuations, the Company expects to incur net periodic benefit costs of approximately $1.3 million in 2009.

The Company expects approximately $673,000 in accumulated other comprehensive income to be reclassified into net period cost in 2009 related to unrecognized net actuarial gains and losses. There are no unrecognized prior service costs or transition obligations for the Pension Plans at December 31, 2008.

The weighted-average allocation of plan assets by asset category for the Retirement Plan at December 31, 2008 and 2007 was as follows:

	2008	2007
Asset category
Equity securities	58.0%	67.0%
Fixed income securities	42.0	33.0
	100.0%	100.0%

For the years ended December 31, 2008 and 2007, the Company’s targeted allocation, by asset category, was equity securities 65% and fixed income securities 35%. The Company establishes its weighted-average expected long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

The following table sets forth benefit payments expected to be paid by the Pension Plans for the period indicated:

2009	$1,547
2010	1,818
2011	2,060
2012	2,296
2013	2,521
In aggregate during five years thereafter	15,935

A contribution of approximately $1.2 million is expected to be made to the Retirement Plan in 2009, and no contributions are expected to be required or made to the Restoration Plan in 2009. At December 31, 2008, the fair value of the assets of the Pension Plans was $33.5 million, down from $45.7 million at December 31, 2007. The significant decline was mainly due to the drop in global stock prices as well as benefit payments to retirees of approximately $1.2 million during 2008. The Company’s minimum required contributions to the Pension Plans for fiscal year 2010 and thereafter are expected to increase as a result of the current global stock market valuations.

Retirement Plan for Employees for Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. During the year ended December 31, 2008, the Company contributed a total of approximately $975,000 to the Defined Contribution Plan of which approximately $606,000 was related to the guaranteed supplemental employer contribution. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers to the plan. The total expense related to the Savings Plan was approximately $129,000 for the year ended December 31, 2008. During the two year transitional period, the employees will receive a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate in the plan during the fiscal year ended 2008 was approximately $42,000.

Exopack, LLC Savings Plan

In connection with the Exopack Acquisition in 2005, the Company adopted a defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees in the United States. Effective January 1, 2007, the Company combined the Exopack, LLC Savings Plan and the Cello-Foil 401(k) plan to form the Savings Plans for the Companies of Exopack, which covers substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $2.9 million, $3.0 million and $2.3 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Cello-Foil 401(k) and Profit-Sharing Plans

The Company assumed Cello-Foil’s 401(k) and profit-sharing plan for its bargaining and non-bargaining employees in connection with the Cello-Foil Acquisition in 2005. The plans allow employees to make voluntary contributions which the Company partially matches; the Company contributions vest immediately. For the year ended December 31, 2006, expense related to the plans was approximately $178,000. Effective January 1, 2007, the Cello-Foil 401(k) plan and the Exopack, LLC Savings Plan were consolidated to form the Savings Plans for the Companies of Exopack. The Cello-Foil profit sharing plan was also consolidated into the Savings Plan for the Companies of Exopack at that time.

The former Cello-Foil profit sharing plan, now part of the Savings Plans for the Companies of Exopack, provides for a profit-sharing contribution, which is based on a percentage of income before income taxes (as defined by the plans), as well as current compensation earned by participants and years of service. Profit-sharing expense under these plans for the years ended December 31, 2008, 2007 and 2006 was approximately $70,000, zero, and $380,000, respectively. Through December 31, 2006, employees vested in the Company’s profit-sharing contributions over a seven-year period, with 10% vesting per year during the first four years of service and 20% per year thereafter. Effective January 1, 2007, employees vest in the Company’s profit sharing contributions over a six year period, with 10% vesting per year during the first two years of service and 20% per year thereafter.

Exopack, LLC Postretirement Benefit Plan

As part of the 2005 acquisitions, the Company also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement (the “Postretirement Plan”).

In 2007, we adopted FAS 158, the adoption of which did not have a significant impact on our consolidated financial statements. In accordance with FAS 158, at December 31, 2008 we continued to use a measurement date for the Postretirement Plan that corresponds with our fiscal year end.

The following sets forth the information related to the change in the unfunded accumulated benefit obligation for the years ended December 31, 2008 and 2007:

(in thousands of dollars)	December 31, 2008	December 31, 2007
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$424	$567
Service cost	21	21
Interest cost	25	22
Benefits paid	-	-
Actuarial gain	(4)	(186)
Benefit obligation at end of year - December 31	$466	$424
Accumulated Benefit Obligation at the end of year-December 31	$466	$424
Unfunded Status of the Plan	$(466)	$(424)

The accumulated benefit obligation for the Postretirement Plan was approximately $466,000 and $424,000 at December 31, 2008 and 2007, respectively. The resulting unfunded postretirement liability at December 31, 2008 and 2007 was approximately

$466,000 and $424,000, respectively. The amounts in accumulated other comprehensive loss that have not yet been recognized in net periodic postretirement benefit income were approximately $232,000 and $244,000, at December 31, 2008 and 2007, respectively.

The significant assumptions used to measure the expected cost of benefits are as follows:

Weighted-average assumed health care cost trend rate:

8.5% grading uniformly to 5.0% over an eight year period at both December 31, 2008 and 2007 and 9.0% grading uniformly to 5.0% over an eight year period at December 31, 2006

Weighted-average discount rates for obligation:

6.10% at December 31, 2008
6.00% at December 31, 2007
5.75% at December 31, 2006

Discount rates for the net periodic benefit cost:

6.00% for the year ended December 31, 2008
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

The effects of a 1% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2008 and 2007 and the aggregate of net periodic postretirement health and benefit costs for the years ended December 31, 2008, 2007 and 2006.

Components of the net periodic postretirement benefit cost for the years ended December 31, 2008 and 2007 are as follows:

(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Service cost	$21	$21	$30
Interest cost	25	22	29
Amortization of net actuarial gains	(16)	(17)	(1)
Net periodic postretirement benefit cost	$30	$26	$58

The Company expects approximately $14,000 in accumulated other comprehensive income to be reclassified into net period cost in 2009 related to unrecognized actuarial gains. There are no unrecognized prior service costs or transition obligations for the Postretirement Plan at December 31, 2008.

The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2009	$11
2010	17
2011	26
2012	31
2013	45
In aggregate for the five years thereafter	309

Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2009.

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

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma disclosure purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The proforma impact of the December 2005 options would be immaterial for disclosure purposes during 2006, 2007, and 2008. The prospective method also requires nonpublic companies to record compensation cost in accordance with SFAS No. 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to FAS 123(R) adoption is being recorded ratably over the vesting period of five years. The Company granted 23,550 options and recorded compensation expense of approximately $616,000 during the year ended December 31, 2008. The Company granted 12,750 options and recorded compensation expense of approximately $177,000 during the year ended December 31, 2007. The Company granted 3,950 options and recorded compensation expense of approximately $18,000 during the year ended December 31, 2006. As of December 31, 2008, the total compensation cost related to non-vested awards not yet recognized was approximately $2.1 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 3.6 years.

The following table summarizes information about stock options outstanding at December 31, 2008 (there were no stock options exercisable at December 31, 2008):

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	49,900	6.8 years
$130	1,500	7.5 years
$140	7,600	8.0 years
$184	1,550	8.4 years
$163	15,050	8.7 years
$140	8,500	9.2 years
	84,100	7.9 years

				Weighted-average
		Weighted-average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life
Options outstanding at December 31, 2007	68,150	$83.91
Granted	23,550	$154.70
Forfeited	(7,600)	$76.47
Options outstanding at December 31, 2008	84,100	$104.40	$3.3 million	7.9 years

There were 15,900 options available for grant at December 31, 2008 under the 2005 Stock Option Plan.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the Cello-Foil Acquisition. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of December 31, 2008 and 2007, the Company had two individuals under the agreements that were receiving benefits. The deferred compensation liability for these agreements was approximately $429,000 and $502,000 at December 31, 2008 and 2007, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for the years ended December 31, 2008, 2007 and 2006 was insignificant.

Other Benefit Plans

Effective with the Exopack Acquisition on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined goals. The Company recognized charges of approximately $957,000 and $900,000 for benefits under the management incentive compensation plan for the years ended December 31, 2008 and 2007, respectively.

6. Capital Structure

The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2008 and 2007) (“Voting Common Stock “) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2008 and 2007) (“Non-Voting Common Stock”), each with a par value of $0.001 per share. The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on the matters to be voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable (see Note 4 with respect to restrictions placed on declarations and payments under financing arrangements). Each share of Voting Common stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock.

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding at December 31, 2008 and 2007.

On January 31, 2006, in connection with the debt refinancing discussed in Note 4, the Company received a $15.0 million capital contribution from its parent, Exopack Key Holdings.

7. Severance Expenses and Exit and Disposal Activities

Severance Expenses

During the years ended December 31, 2008 and 2007, the Company terminated certain employees and eliminated their positions. In connection with these terminations we recorded employee termination costs of approximately $2.0 million for each year, which were included in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. These employee termination costs do not include termination costs associated with exit and disposal activities, which are discussed below. Of the approximately $800,000 in severance accrued at December 31, 2007 and approximately $2.0 million in costs incurred in 2008, the Company paid approximately $1.9 million through December 31, 2008, so that approximately $873,000 remained accrued for such employee termination benefits at December 31, 2008.

Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2008, the Company consolidated the operations of one of its plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The $567,000 discounted lease obligation was comprised of approximately $1.3 million in contractual lease costs partially offset by approximately $767,000 in estimated sublease income through the lease term ending August 2015. The remaining lease obligation related to this facility reflected in the accompanying financial statements as of December 31, 2008 is approximately $567,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. The charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. There were no exit costs incurred during the year ended December 31, 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2008 related to this facility is approximately $235,000.

In August 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and has now sublet the facility to help mitigate the cost of the remaining lease obligation. In addition, during the year ended December 31, 2008, the Company increased its future lease obligation as a result of changing the estimated sublease income to correspond with the sublease of this facility executed in August of 2008. During the year ended December 31, 2007, the Company increased its future lease obligation as a result of revising the estimate of expected future sublease income. Charges reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations were $209,000 and $791,000 for the years ended December 31, 2008 and 2007, respectively. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of December 31, 2008 related to this facility is approximately $483,000.

In December 2005, the Company sold the real property and certain equipment of one of its paper-based packaging manufacturing facilities. The Company recorded costs of approximately $1.1 million for exit activities related to this sale in the year ended December 31, 2006. No significant costs related to this exit activity were incurred during the years ended December 31, 2008 or 2007. The costs incurred in 2006 consisted primarily of equipment relocation and re-installation and employee termination costs and are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the year ended December 31, 2006. There was no remaining liability for such employee termination costs at December 31, 2008 or 2007.

8. Commitments and Contingencies Operating Leases

The Company leases certain buildings, equipment, vehicles, warehouses, and office space under the terms of non-cancelable operating leases which expire through the year 2021.

Future annual payments on the operating leases as of December 31, 2008 are as follows:

(in thousands of dollars)
Year Ending December 31
2009	$8,405
2010	6,737
2011	6,224
2012	5,986
2013	5,239
2014 and thereafter	9,007
Total	$41,598

Rent expense for all operating leases amounted to approximately $7.9 million, $5.5 million and $4.5 million (excluding the provision for future rental costs related to the pouch production facility and the Canadian plastic facilities as discussed in Note 7) for the years ended December 31, 2008, 2007 and 2006, respectively.

Purchase Commitments

The Company, through its subsidiary, Cello-Foil, is obligated under an agreement through December 31, 2009 with its major ink supplier to purchase annually the greater of $4.0 million of ink or 90% of all ink purchases by Cello-Foil from this supplier subject to certain rebates. For the years ended December 31, 2008, 2007 and 2006, Cello-Foil purchased approximately $7.6 million, $6.6 million and $5.7 million, respectively, of ink from this supplier.

Capital Project Commitments Related to Property, Plant and Equipment

At December 31, 2008, the Company has various capital projects related to property, plant and equipment in progress with approximately $12.1 million in future estimated costs to complete the projects.

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

9. Income Taxes

The following tables present components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate for the years or dates indicated, as applicable:

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
(Benefit from) provision for income taxes:
Current
Federal	$-	$-	$-
Foreign	853	277	-
State	126	141	55
	979	418	55
Deferred
Federal	(1,862)	23	(1,882)
Foreign	(78)	(843)	(402)
State	(254)	(139)	(118)
	(2,194)	(959)	(2,402)
Net (benefit from) provision for
income taxes	$(1,215)	$(541)	$(2,347)

The components of deferred income tax assets and liabilities are summarized as follows at December 31, 2008 and 2007:

(in thousands of dollars)	2008	2007

Gross deferred income tax assets
Net operating loss carryforwards	$11,279	$8,404
Minimum pension liability	9,426	3,648
Accrued vacation	1,756	1,666
AMT credit carryforwards	1,190	1,190
Accrued workers' compensation liability	836	958
Deferred compensation and future stock option payments	515	305
Net accounts receivable basis difference	610	491
Accrual for medical claims incurred but not reported	313	379
State and other tax credit carryforwards	444	444
Net inventory basis difference	571	939
Other accruals and reserves	777	860
	27,717	19,284
Gross deferred income tax liabilities
Net fixed asset basis difference	(33,117)	(33,941)
Goodwill and other intangible assets basis differences	(20,043)	(20,402)
Postretirement and pension accruals	(1,728)	(1,021)
Other	(597)	(774)
	(55,485)	(56,138)

Gross deferred tax liabilities, net	(27,768)	(36,854)
Less: valuation allowance	(2,374)	(1,636)
Net deferred income tax liabilities	$(30,142)	$(38,490)

The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2008 and 2007:

(in thousands of dollars)	December 31, 2008	December 31, 2007
Current deferred income tax asset	$3,970	$4,751
Long-term deferred income tax liability	(34,112)	(43,241)
	$(30,142)	$(38,490)

The reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is summarized as follows:

	Year ended		Year ended		Year ended
(in thousands of dollars)	December 31, 2008		December 31, 2007		December 31, 2006
Federal income tax (benefit) at the statutory rate	$(2,493)	34%	$(1,512)	34%	$(2,461)	34%
Foreign rate differential	(282)	4%	(50)	1%	-	0%
State income tax (benefit), net of federal income
tax (benefit)	(85)	1%	2	0%	(42)	1%
Permanent differences	204	-3%	145	-3%	194	-3%
Valuation allowance	1,124	-15%	1,192	-27%	-	0%
Effect of deferred rate changes	455	-6%	-	0%	-	0%
Adjustment related to prior year taxes	(64)	1%	(354)	8%	-	0%
Other	(74)	1%	36	-1%	(38)	0%
	$(1,215)	17%	$(541)	12%	$(2,347)	32%

At December 31, 2008, the Company had Federal net operating loss carryforwards of approximately $22.1 million, which begin to expire in 2024. The Company has provided a deferred tax asset on $21.9 million of the domestic net operating loss carryforwards. The difference is due to excess tax basis in goodwill acquired in a purchase business combination that will reduce the income taxes paid by the Company in future periods, and in accordance with FAS 109 paragraph 262, the Company will record a reduction to book goodwill as the future tax benefits are realized rather than recording a deferred tax asset for these benefits. The Company also had Canadian loss carryforwards of approximately $8.9 million, which begin to expire in 2009 and alternative minimum tax credit carryforwards of approximately $1.2 million, which do not expire. The Company has placed a valuation allowance of approximately $1.9 million against the Canadian loss carryforwards net of the Canadian deferred tax liabilities. See Note 13 for the net change in the valuation allowance.

During 2006, the Internal Revenue Service (“IRS”) completed an examination of the tax year ended December 31, 2004 for Exopack’s predecessor company, with no further tax obligation due by the Company. Also, during 2006, the IRS completed an examination of Cello-Foil Products, Inc.’s separate tax return for the period ended July 14, 2005, with an impact to the net operating loss carryforward. Certain research and experimentation tax credits claimed by Cello-foil, which previously had a full valuation allowance recorded against them as of December 31, 2005, were not adjusted upon examination of the Cello-Foil income tax return. As such, the Company reversed the valuation allowance for these research and experimentation tax credit carryforwards during the year ended December 31, 2006 with the corresponding reduction in goodwill. During 2008, the IRS began an examination of the tax year ended December 31, 2006. During the course of that examination, the IRS has made several adjustments to the net operating carryforward which have been offset by establishing certain deferred items which will be deductible in the future. The examination is ongoing as of the date of this annual report.

The Company has state tax credit carryforwards totaling approximately $444,000 which it does not expect to be able to utilize; accordingly, the Company has recorded a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2008 and 2007.

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

As discussed in Note 1, tax assessments related to pre-acquisition periods are the responsibility of the former stockholders under the tax escrow agreement. Accordingly the Company identified approximately $46,000 of unrecognized tax benefit at adoption of FIN 48, all of which was covered under the terms of the tax escrow agreement. During 2007, an additional $26,000 was identified and recorded primarily related to the pre-acquisition period. All known pre-acquisition tax contingencies were settled and the tax escrow agreement was terminated by December 31, 2008. None of the unrecognized tax benefits, if recognized, would affect the effective tax rate as of December 31, 2008 or 2007.

A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows:

(in thousands of dollars)
Gross uncertain tax benefit at January 1, 2007	$46
Gross increases pre-acquisition period	26
Gross uncertain tax benefit at December 31, 2007	72
Gross decreases (expired statute)	(36)
Gross decreases (withdrawn determination)	(16)
Gross decreases (settled by cash payment with tax authorities)	(20)
Gross uncertain tax benefit at December 31, 2008	$-

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

During the years ended December 31, 2008, 2007 and 2006, the Company incurred management fees and other related expenses under the management services agreement of approximately $1.5 million, $1.2 million and $1.3 million, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company paid approximately $190,000 of professional fees and other expenses on behalf of CPG during the year ended December 31, 2007. This amount is reflected in “Selling, general, and administrative expenses” in the accompanying consolidated statement of operations. The Company did not pay any professional or other expenses related to CPG during the year ended December 31, 2008.

During the year ended December 31, 2007, the Company paid Sun Capital Management approximately $231,000 for management services in conjunction with the EPF Acquisition. During the year ended December 31, 2008, the Company paid Sun Capital Management approximately $73,000 for certain consulting fees and such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

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

Beginning in 2008, the Company operates principally in three reportable segments: paper packaging, plastic packaging and films, and coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue and food and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Prior to the Company’s fourth quarter of 2008, the Company determined that it operated in two reportable segments based on the criteria enumerated in SFAS 131. After the 2007 acquisitions, the Company began integration of these acquired businesses and hence has re-assessed its segment reporting as required by SFAS 131. Certain amounts in the prior year have been restated to present this three-segment approach consistent with the guidance offered by SFAS 131.

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

The Company evaluates performance based on profit or loss from operations. During the years ended December 31, 2008, 2007 and 2006 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2008	December 31, 2007	December 31, 2006
Paper packaging	$7,126	$6,817	$7,259
Plastic packaging and films	10,755	7,044	6,917
Total allocations	$17,881	$13,861	$14,176

No corporate costs were allocated to the coated products segment during the years ended December 31, 2008, 2007 and 2006.

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

Corporate operating losses consist principally of certain unallocated corporate costs.

The accounting policies for the individual segments are the same as the Company’s general accounting policies discussed in Note 2.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2008, 2007 and 2006.

	December 31,	December 31,	December 31,
(in thousands of dollars)	2008	2007	2006
Revenues from external customers:
Paper packaging	$332,617	$326,962	$336,736
Plastic packaging and films	373,268	319,421	318,687
Coated products	75,847	29,690	-
Total	$781,732	$676,073	$655,423
Intersegment revenues:
Paper packaging	$-	$-	$-
Plastic packaging and films	8,288	4,763	5,492
Coated products	-	-	-
Total	$8,288	$4,763	$5,492
Operating income (loss):
Paper packaging	$29,815	$27,808	$26,719
Plastic packaging and films	13,376	14,739	20,082
Coated products	5,981	815	-
Corporate	(24,143)	(20,472)	(22,748)
Total	25,029	22,890	24,053
Interest expense - Corporate	30,991	28,884	27,262
Loss on early extinguishment of debt - Corporate	-	-	4,002
Other expense (income), net	1,371	(1,548)	27
Loss before income taxes	$(7,333)	$(4,446)	$(7,238)
Identifiable assets:
Paper packaging	$190,776	$193,585	$190,265
Plastic packaging and films	200,740	214,401	188,846
Coated products	41,738	42,290	-
Corporate	65,378	68,833	72,018
Total	$498,632	$519,109	$451,129
Depreciation and amortization:
Paper packaging	$7,396	$6,881	$6,321
Plastic packaging and films	12,399	9,561	7,060
Coated products	2,443	924	-
Corporate	2,266	2,228	2,340
Total	$24,504	$19,594	$15,721
Capital expenditures:
Paper packaging	$6,991	$5,992	$3,730
Plastic packaging and films	10,081	16,552	13,166
Coated products	1,494	329	-
Corporate	583	371	558
Total	$19,149	$23,244	$17,454

Net Sales to Unaffiliated Customers

The following geographic information represents the Company’s net sales based on product shipment location for the years ended December 31, 2008, 2007 and 2006 and total long-lived assets based on physical location at December 31, 2008 and 2007:

	Year ended	Year ended	Year ended
(in thousands)	December 31, 2008	December 31, 2007	December 31, 2006
United States	$648,033	$614,367	$607,539
United Kingdom	39,159	14,759	-
Canada	94,540	46,947	47,884
	$781,732	$676,073	$655,423

Total Long-Lived Assets

(in thousands)	2008	2007

United States	$282,662	$291,034
Canada	15,549	19,970
United Kingdom	7,037	9,823
	$305,248	$320,827

     One customer, as a result of the consolidation of two previously existing customers during 2007, within the Company’s paper packaging segment accounted for 11.8% and 13.7% of the Company’s net sales during the years ended December 31, 2008 and 2007, respectively. No single customer accounted for more than 10% of the Company’s net sales during the year ended December 31, 2006.

12. Insurance Proceeds

In October 2007 we received $1.8 million in net insurance proceeds from an insurance claim for business interruption related to the 2005 hurricane season. Certain of our significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at our manufacturing facilities. This amount is included in “Other expense (income), net” on the accompanying consolidated statement of operations.

13. Valuation and Qualifying Accounts

		Additions
	Balance at							Balance at
	Beginning	Charged to				Deductions		End of
(in thousands)	of Period	Expense (Benefit)		Other		(Recoveries)		Period
2008
Allowance for Uncollectible Accounts	$1,666	$(267)		$-		$(689	)(2)	$2,088
Valuation Allowance for
Deferred Tax Assets	$1,636	$1,124	(3)	$(386	)(5)	$-		$2,374
Inventory Reserve	$2,608	$284		$(69	)(5)	$1948	(2)	$875
2007
Allowance for Uncollectible Accounts	$2,185	$(323)		$452	(4)	$648	(2)	$1,666
Valuation Allowance for
Deferred Tax Assets	$444	$1,192	(3)	$-		$-		$1,636
Inventory Reserve	$1,201	$1,710		$42	(1)	$345	(2)	$2,608
2006
Allowance for Uncollectible Accounts	$3,166	$318		$-		$1,299	(2)	$2,185
Valuation Allowance for
Deferred Tax Assets	$583	$-		$(139	)(1)	$-		$444
Inventory Reserve	$1,239	$385		(22	)(5)	401	(2)	1,201

(1)	The valuation allowance for deferred tax assets was reduced during 2006 with a corresponding reduction in goodwill. See Note 9 for further discussion.
(2)	Represents amounts written off (recovered) during the period.
(3)

During 2008 and 2007, the Company recorded a non-cash charge to establish a valuation allowance against net operating losses specifically related to the Company’s Canadian operations. See Note 2 for further discussion.

(4)	Represents allocation for uncollectible accounts recorded through purchase accounting in relation to the EEF and EPF Acquisitions.
(5)	Represents impact of foreign exchange rates during the period.

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

The following consolidating financial statements present the balance sheets as of December 31, 2008 and 2007, the statements of operations for the years ended December 31, 2008, 2007 and 2006, and the statements of cash flows for the years ended December 31, 2008, 2007 and 2006, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$641	$1,071	$-	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,088)	-	66,983	16,139	-	83,122
Income taxes receivable	-	-	-	-	-
Other receivables	-	2,042	446	-	2,488
Inventories	-	76,906	14,715	(317)	91,304
Deferred income taxes	-	3,953	17	-	3,970
Prepaid expenses and other current assets	-	1,848	1,086	-	2,934
Total current assets	-	152,373	33,474	(317)	185,530
Property, plant, and equipment, net	-	152,487	21,270	-	173,757
Deferred financing costs, net	5,973	767	-	-	6,740
Intangible assets, net	-	66,457	662	-	67,119
Goodwill	-	63,718	654	-	64,372
Investment in subsidiaries	92,918	9,144	-	(102,062)	-
Intercompany receivables	35,640	22,945	(350)	(58,235)	-
Other assets	-	1,011	103	-	1,114
Total assets	$134,531	$468,902	$55,813	$(160,614)	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,858	$6,634	$-	$74,492
Accounts payable	-	56,030	10,332	-	66,362
Accrued and other liabilities	10,313	24,361	4,570	-	39,244
Income taxes payable	-	94	738	-	832
Total current liabilities	10,313	148,343	22,274	-	180,930
Long-term liabilities
Long-term debt, less current portion	220,000	82	-	-	220,082
Deferred income taxes	(30,541)	63,353	1,300	-	34,112
Intercompany payables	(107,973)	143,748	22,460	(58,235)	-
Other liabilities	-	20,141	635	-	20,776
Total long-term liabilities	81,486	227,324	24,395	(58,235)	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,811	72,811	23,897	(96,708)	72,811
Accumulated other comprehensive income (loss), net	(12,357)	(12,357)	(2,300)	14,657	(12,357)
Accumulated deficit	(17,722)	32,781	(12,453)	(20,328)	(17,722)
Total stockholder's equity	42,732	93,235	9,144	(102,379)	42,732
Total liabilities and stockholder's equity	$134,531	$468,902	$55,813	$(160,614)	$498,632

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$77	$306	$925	$-	$1,308
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,666)	-	64,076	14,794	-	78,870
Income taxes receivable	-	382	-	-	382
Other receivables	-	4,054	313	-	4,367
Inventories	-	77,674	17,972	(25)	95,621
Deferred income taxes	-	4,716	35	-	4,751
Prepaid expenses and other current assets	-	2,266	1,414	-	3,680
Total current assets	77	153,474	35,453	(25)	188,979
Property, plant, and equipment, net	-	158,202	28,191	-	186,393
Deferred financing costs, net	7,148	1,135	-	-	8,283
Intangible assets, net	-	68,205	720	-	68,925
Goodwill	-	64,626	883	-	65,509
Investment in subsidiaries	100,343	14,660	-	(115,003)	-
Intercompany receivables	35,640	27,694	693	(64,027)	-
Other assets	-	820	200	-	1,020
Total assets	$143,208	$488,816	$66,140	$(179,055)	$519,109
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$66,647	$4,280	$-	$70,927
Accounts payable	-	60,061	12,130	-	72,191
Accrued and other liabilities	10,312	24,694	4,654	-	39,660
Income taxes payable	-	-	278	-	278
Total current liabilities	10,312	151,402	21,342	-	183,056
Long-term liabilities
Long-term debt, less current portion	220,000	130	-	-	220,130
Deferred income taxes	(21,439)	62,821	1,859	-	43,241
Intercompany payables	(130,673)	166,449	28,251	(64,027)	-
Other liabilities	-	7,646	28	-	7,674
Total long-term liabilities	67,888	237,046	30,138	(64,027)	271,045
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,195	72,195	23,835	(96,030)	72,195
Accumulated other comprehensive income (loss), net	4,417	4,417	974	(5,391)	4,417
Accumulated deficit	(11,604)	23,756	(10,149)	(13,607)	(11,604)
Total stockholder's equity	65,008	100,368	14,660	(115,028)	65,008
Total liabilities and stockholder's equity	$143,208	$488,816	$66,140	$(179,055)	$519,109

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$648,431	$142,624	$(9,323)	$781,732
Cost of sales	-	577,528	131,027	(9,031)	699,524
Gross margin	-	70,903	11,597	(292)	82,208
Selling, general and administrative expenses	628	47,607	8,944	-	57,179
Operating income (loss)	(628)	23,296	2,653	(292)	25,029
Other expenses (income)
Interest expense	23,324	5,243	2,424	-	30,991
Other expense, net	-	(393)	1,764	-	1,371
Net other expense	23,324	4,850	4,188	-	32,362
(Loss) income before income taxes	(23,952)	18,446	(1,535)	(292)	(7,333)
(Benefit from) provision for income taxes	(9,101)	7,117	769	-	(1,215)
Net (loss) income before equity in earnings of affiliates	(14,851)	11,329	(2,304)	(292)	(6,118)
Equity in earnings (loss) of affiliates	8,733	(2,304)	-	(6,429)	-
Net income (loss)	$(6,118)	$9,025	$(2,304)	$(6,721)	$(6,118)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$614,548	$64,234	$(2,709)	$676,073
Cost of sales	-	545,210	61,182	(2,717)	603,675
Gross margin	-	69,338	3,052	8	72,398
Selling, general and administrative expenses	569	42,982	5,957	-	49,508
Operating income (loss)	(569)	26,356	(2,905)	8	22,890
Other expenses (income)
Interest expense	23,323	4,118	1,443	-	28,884
Other expense, net	-	(1,953)	405	-	(1,548)
Net other expense	23,323	2,165	1,848	-	27,336
(Loss) income before income taxes	(23,892)	24,191	(4,753)	8	(4,446)
(Benefit from) provision for income taxes	(9,086)	9,112	(567)	-	(541)
Net (loss) income before equity in earnings of affiliates	(14,806)	15,079	(4,186)	8	(3,905)
Equity in earnings (loss) of affiliates	10,901	(4,186)	-	(6,715)	-
Net income (loss)	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$608,027	$50,984	$(3,588)	$655,423
Cost of sales	-	537,946	48,955	(3,555)	583,346
Gross margin	-	70,081	2,029	(33)	72,077
Selling, general and administrative expenses	18	40,123	7,883	-	48,024
Operating income (loss)	(18)	29,958	(5,854)	(33)	24,053
Other expenses (income)
Interest expense	23,140	4,025	97	-	27,262
Loss on early extinguishment of debt	4,002	-	-		4,002
Other expense, net	-	(181)	208	-	27
Net other expense	27,142	3,844	305	-	31,291
(Loss) income before income taxes	(27,160)	26,114	(6,159)	(33)	(7,238)
(Benefit from) provision for income taxes	(10,321)	8,376	(402)	-	(2,347)
Net (loss) income before equity in earnings of affiliates	(16,839)	17,738	(5,757)	(33)	(4,891)
Equity in earnings (loss) of affiliates	11,948	(5,757)	-	(6,191)	-
Net income (loss)	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(6,118)	$9,025	$(2,304)	$(6,721)	$(6,118)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,175	19,897	3,432	-	24,504
Equity in loss (earnings) of affiliates	(8,733)	2,304	-	6,429	-
Deferred income tax (benefit) provision	(9,102)	6,986	(131)	-	(2,247)
Stock compensation expense	616	616	-	(616)	616
(Recovery from) provision for bad debts	-	(288)	21	-	(267)
(Gain) loss on sales and disposal of property, plant and equipment	-	1,792	(35)	-	1,757
Changes in operating assets and liabilities
Receivables	-	(2,618)	(5,796)	-	(8,414)
Inventories	-	768	(985)	292	75
Prepaid expenses and other assets	-	1,618	(242)	-	1,376
Accounts payable and accrued and other liabilities	1	(3,566)	4,168	-	603
Income tax receivable/payable	-	476	598	-	1,074
Net cash (used in) provided by operating activities	(22,161)	37,010	(1,274)	(616)	12,959
Cash flows from investing activities
Purchases of property, plant and equipment	-	(16,444)	(2,705)	-	(19,149)
Proceeds on sales of of property, plant and equipment	-	406	106	-	512
Acquisition of business	-	542	(931)	-	(389)
Investments in subsidiaries	(616)	-	-	616	-
Net cash (used in) provided by investing activities	(616)	(15,496)	(3,530)	616	(19,026)
Cash flows from financing activities
Repayment of subordinated term loans	-	(49)	(64)	-	(113)
Borrowings under revolving credit facility	-	979,619	99,379	-	1,078,998
Repayments under revolving credit facility	-	(978,409)	(95,217)	-	(1,073,626)
Intercompany borrowings (repayments)	22,700	(18,016)	(4,684)	-	-
Financing costs paid	-	(110)	-	-	(110)
Net cash provided by (used in) financing activities	22,700	(16,965)	(586)	-	5,149
Effect of exchange rate changes on cash	-	(4,214)	5,536	-	1,322
Increase (decrease) in cash	(77)	335	146	-	404
Cash
Beginning of year	77	306	925	-	1,308
End of year	$-	$641	$1,071	$-	$1,712

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,175	16,714	1,705	-	19,594
Equity in loss (earnings) of affiliates	(10,901)	4,186	-	6,715	-
Deferred income tax (benefit) provision	(9,086)	8,973	(863)	-	(976)
Stock compensation expense	177	177	-	(177)	177
(Recovery from) provision for bad debts	-	(492)	169	-	(323)
Loss on sales and disposal of property, plant and equipment	-	1,172	139	-	1,311
Impairment of property, plant and equipment	-	593	-	-	593
Changes in operating assets and liabilities
Receivables	-	(731)	(2,825)	-	(3,556)
Inventories	-	2,613	950	(8)	3,555
Prepaid expenses and other assets	-	(2,813)	(159)	-	(2,972)
Accounts payable and accrued and other liabilities	(149)	(10,986)	6,124	-	(5,011)
Income tax receivable/payable	-	4,043	279	-	4,322
Net cash (used in) provided by operating activities	(22,689)	34,342	1,333	(177)	12,809
Cash flows from investing activities
Purchases of property, plant and equipment	-	(22,607)	(637)	-	(23,244)
Acquisition of business	-	(48,900)	(30,535)	30,535	(48,900)
Proceeds on sales of of property, plant and equipment	-	248	110	-	358
Investments in subsidiaries	(177)	-	-	177	-
Net cash (used in) provided by investing activities	(177)	(71,259)	(31,062)	30,712	(71,786)
Cash flows from financing activities
Repayment of subordinated term loans	-	(45)	(43)	-	(88)
Borrowings under revolving credit facility	-	829,183	30,000	-	859,183
Repayments under revolving credit facility	-	(769,337)	(29,697)	-	(799,034)
Intercompany borrowings (repayments)	22,932	(23,910)	19,822	(18,844)	-
Capital contribution by Parent	-	-	11,691	(11,691)	-
Financing costs paid	(25)	(646)	-	-	(671)
Repayments of capital lease obligation	-	(2)	-	-	(2)
Net cash provided by (used in) financing activities	22,907	35,243	31,773	(30,535)	59,388
Effect of exchange rate changes on cash	-	1,627	(1,215)	-	412
Increase (decrease) in cash	41	(47)	829	-	823
Cash
Beginning of year	36	353	96	-	485
End of year	$77	$306	$925	$-	$1,308

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2006

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$(4,891)	$11,981	$(5,757)	$(6,224)	$(4,891)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	1,029	13,846	846	-	15,721
Equity in loss (earnings) of affiliates	(11,948)	5,757	-	6,191	-
Deferred income tax (benefit) provision	(10,321)	8,321	(402)	-	(2,402)
Loss on early extinguishment of debt	4,002	-	-	-	4,002
Stock compensation expense	18	18	-	(18)	18
(Recovery from) provision for bad debts	-	143	175	-	318
Loss on sales and disposal of property, plant and equipment	-	689	373	-	1,062
Impairment of property, plant and equipment	-	-	365	-	365
Increase in cash surrender value of life insurance, net of premuims paid	-	(13)	-	-	(13)
Changes in operating assets and liabilities
Receivables	-	(3,265)	2,159	-	(1,106)
Inventories	-	(6,671)	(33)	33	(6,671)
Prepaid expenses and other assets	-	648	1,308	-	1,956
Accounts payable and accrued and other liabilities	7,107	(6,493)	(266)	-	348
Income tax receivable/payable	-	964	-	-	964
Net cash (used in) provided by operating activities	(15,004)	25,925	(1,232)	(18)	9,671
Cash flows from investing activities
Remaining cash payments on prior acquisitions	-	(346)	(19)	-	(365)
Purchases of property, plant and equipment	-	(15,629)	(1,825)	-	(17,454)
Proceeds on sales of of property, plant and equipment	-	47	13	-	60
Proceeds from return of investment in life insurance	-	328	-	-	328
Investments in subsidiaries	(15,018)	-	-	15,018	-
Other	-	(50)	-	-	(50)
Net cash (used in) provided by investing activities	(15,018)	(15,650)	(1,831)	15,018	(17,481)
Cash flows from financing activities
Proceeds from issuance of senior notes	220,000	-	-	-	220,000
Repayment of bridge loan	(200,000)	-	-	-	(200,000)
Borrowings under subordinated term loans	-	238	-	-	238
Repayment of subordinated term loans	(36,645)	(16)	-	-	(36,661)
Borrowings under revolving credit facility	-	569,658	27,443	-	597,101
Repayments under revolving credit facility	-	(562,905)	(24,172)	-	(587,077)
Intercompany borrowings (repayments)	40,319	(39,145)	(1,174)	-	-
Capital contribution by Parent	15,000	15,000	-	(15,000)	15,000
Financing costs paid	(8,616)	(670)	-	-	(9,286)
Repayments of capital lease obligation	-	(9)	-	-	(9)
Net cash provided by (used in) financing activities	30,058	(17,849)	2,097	(15,000)	(694)
Effect of exchange rate changes on cash	-	135	(33)	-	102
Increase (decrease) in cash	36	(7,439)	(999)	-	(8,402)
Cash
Beginning of year	-	7,792	1,095	-	8,887
End of year	$36	$353	$96	$-	$485

EXHIBIT INDEX

Number	Description

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

3.11	Limited Liability Company Agreement of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.11 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.12	Certificate of Formation of Exopack-Thomasville, LLC, dated September 12, 2001 (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.13	Limited Liability Company Agreement of Exopack-Thomasville, LLC, dated September 27, 2003 (incorporated by reference to Exhibit 3.13 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.14	Certificate of Formation of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.14 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.15

Certificate of Amendment to the Certificate of Formation of SF&A Acquisition, L.L.C., dated September 30, 2002 (incorporated by reference to Exhibit 3.15 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.16

Certificate of Amendment to the Certificate of Formation of Specialty Films & Associates, L.L.C (amending name to Exopack Hebron, L.L.C.), dated January 10, 2005 (incorporated by reference to Exhibit 3.16 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.17

Limited Liability Company Agreement of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.17 to our Registration Statement on Form S-4 (File No. 333- 136559)).

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

3.23

Limited Liability Company Articles of Organization of Exopack-Technology, LLC, dated September 15, 2003 (incorporated by reference to Exhibit 3.23 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.24	Limited Liability Company Agreement of Exopack-Technology, LLC, dated September 29, 2003 (incorporated by reference to Exhibit 3.24 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.25	Articles of Incorporation of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.25 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.26

Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated May 13, 1977 (incorporated by reference to Exhibit 3.26 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.27

Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated March 3, 1992 (incorporated by reference to Exhibit 3.27 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.28	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated June 9, 2005 (incorporated by reference to Exhibit 3.28 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.29	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated September 21, 2005 (incorporated by reference to Exhibit 3.29 to our Registration Statement on Form S-4 (File No. 333- 136559)).

3.30	Bylaws of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.30 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.31	Certificate of Incorporation of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.31 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.32	By-Laws of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.32 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.33	Certificate of Incorporation of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.33 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.34	By-Laws of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.34 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.35	Certificate of Incorporation of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.35 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.36	By-Laws of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.36 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.37	Articles of Association of 3104623 Nova Scotia Company, dated August 26, 2005 (incorporated by reference to Exhibit 3.37 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.38

Certificate of Name Change of 3104623 Nova Scotia Company to The Packaging Group (Canada) Corporation, dated September 14, 2005 (incorporated by reference to Exhibit 3.38 to our Registration Statement on Form S-4 (File No. 333- 136559)).

4.1

Indenture dated January 31, 2006 between our Company and the Guarantors party thereto, The Bank of New York as Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.2	Form of 11.25% Senior Note due 2014 (included as Exhibit A1 of Exhibit 4.1)

4.3	Form of Guarantee relating to the 11.25% Senior Notes due 2014 (included as Exhibit E of Exhibit 4.1).

4.4	Exchange and Registration Rights Agreement, dated as of January 31, 2006, by and among our Company, our Subsidiary Guarantors and Goldman, Sachs & Co., on behalf of the initial purchasers of the old notes (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.1

Amended and Restated Credit Agreement, dated as of January 31, 2006, as amended and restated as of October 31, 2007, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack-Newmarket, Ltd., as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K filed on March 31, 2008 (File No. 333-136559)).

10.2	2005 Stock Option Plan of CPG Finance, Inc (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3

Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.4

Separation Benefit Agreement among Exopack Holding Corp., CPG Finance Inc. and Jack Knott, dated January 10, 2006 (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.5

Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Jon Heard, dated March 23, 2007 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333- 136559)).

10.6

Stock Option Grant Agreement between CPG Finance, Inc. and Jon Heard, dated December 12, 2005 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.7

Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Fred Crowe, dated December 12, 2005 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.8	Stock Option Grant Agreement between CPG Finance, Inc. and Fred Crowe, dated December 12, 2005 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.9	Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.10	Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.11	Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Gerry Ferguson, dated December 12, 2005 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.12	Stock Option Grant Agreement between CPG Finance, Inc. and Gerry Ferguson, dated December 12, 2005 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.13	Offer Letter between Jack Knott and Exopack Holding Corp. dated January 10, 2006 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K filed on March 31, 2008 (File No. 333-136559)).

10.14	Stock Option Grant Agreement between CPG Finance, Inc. and Tom Vale, dated March 12, 2008 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559))

10.15	Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Tom Vale, dated November 11, 2008 (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559))

10.16	Stock Option Grant Agreement between CPG Finance, Inc. and Gary McDaniel, dated August 18, 2008 (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559))

10.17	Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Gary McDaniel, dated November 11, 2008 (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559))

10.18*	Amended Separation Benefit Agreement among Exopack Holding Corp., CPG Finance Inc. and Jack Knott, dated January 22, 2008.

12.1*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of Exopack Holding Corp.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.