Form 10-Q
period 2009-03-31
EXOPACK HOLDING CORP
filed 2009-05-13
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yesx No¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes¨ No¨ (Not yet applicable to registrant)

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

Yes¨ Nox

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 13, 2009, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP. TABLE OF CONTENTS

FORM 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except for share and per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash	$1,273	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,897 and $2,088 for 2009 and 2008, respectively)	85,800	83,122
Other receivables	4,834	2,488
Inventories	86,397	91,304
Deferred income taxes	4,034	3,970
Prepaid expenses and other current assets	3,538	2,934
Total current assets	185,876	185,530
Property, plant, and equipment, net	172,008	173,757
Deferred financing costs, net	6,354	6,740
Intangible assets, net	66,602	67,119
Goodwill	64,360	64,372
Other assets	1,485	1,114
Total assets	$496,685	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$80,125	$74,492
Accounts payable	65,724	66,362
Accrued liabilities	30,778	39,244
Income taxes payable	839	832
Total current liabilities	177,466	180,930
Long-term liabilities
Long-term debt, less current portion	220,070	220,082
Deferred income taxes	34,528	34,112
Other liabilities	20,704	20,776
Total long-term liabilities	275,302	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at March 31, 2009 and December 31, 2008	-	-
Additional paid-in capital	72,956	72,811
Accumulated other comprehensive loss, net	(12,902)	(12,357)
Accumulated deficit	(16,137)	(17,722)
Total stockholder's equity	43,917	42,732
Total liabilities and stockholder's equity	$496,685	$498,632

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Net sales	$179,433	$203,726
Cost of sales	155,493	182,683
Gross margin	23,940	21,043
Selling, general and administrative expenses	14,293	14,724
Operating income	9,647	6,319
Other expenses (income)
Interest expense	7,167	7,966
Other expense (income), net	82	(847)
Net other expenses (income)	7,249	7,119
Income (loss) before income taxes	2,398	(800)
Provision for (benefit from) income taxes	813	(186)
Net income (loss)	$1,585	$(614)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances at December 31, 2008	1	$-	$72,811	$(12,357)	$(17,722)	$42,732
Stock compensation expense	-	-	145	-	-	145
Net income	-	-	-	-	1,585	1,585
Translation adjustment	-	-	-	(545)	-	(545)
Balances at March 31, 2009	1	$-	$72,956	$(12,902)	$(16,137)	$43,917

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities
Net income (loss)	$1,585	$(614)
Adjustments to reconcile net income (loss) to net cash
used in operating activities
Depreciation and amortization	5,843	5,420
Deferred income tax (benefit) provision	377	(398)
Stock compensation expense	145	203
Provision for bad debts	38	22
(Gain) loss on sales and disposition of property, plant and equipment	(23)	32
Changes in operating assets and liabilities:
Trade accounts receivable	(3,027)	(9,310)
Inventories	4,602	(5,442)
Prepaid expenses, other receivables and other assets	(3,071)	(5,168)
Accounts payable and accrued and other liabilities	(9,275)	6,870
Income tax receivable/payable	23	202
Net cash used in operating activities	(2,783)	(8,183)
Cash flows from investing activities
Purchases of property, plant and equipment, including
capitalized software	(3,937)	(7,124)
Proceeds from sales of property, plant and equipment	447	18
Acquisition of EPF	-	(1,011)
Net cash used in investing activities	(3,490)	(8,117)
Cash flows from financing activities
Repayment of subordinated term loans	(12)	(37)
Borrowings under revolving credit facility	171,219	233,563
Repayments of revolving credit facility	(165,439)	(217,165)
Financing costs paid on senior notes and senior credit facility	-	(110)
Net cash provided by financing activities	5,768	16,251
Effect of exchange rate changes on cash	66	(45)
Decrease in cash	(439)	(94)
Cash
Beginning of period	1,712	1,308
End of period	$1,273	$1,214

These accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited)

1. Organization, Acquisitions and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in October of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). Following this acquisition and consolidation, the three businesses are wholly-owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).

On August 6, 2007, the Company acquired 100% of the membership interests of InteliCoat Technologies Image Products Matthews, LLC and 100% of the outstanding shares of its affiliate, InteliCoat Technologies EF Holdco, Ltd. (collectively, “Electronic and Engineered Films Business”, or “EEF”), and also acquired certain assets and assumed certain liabilities of other EEF entities (the “EEF” Acquisition”). EEF, through its parent companies prior to the EEF Acquisition, was previously controlled by an affiliate of Sun Capital. The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s financial position, results of operations and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period, for the fiscal year or for any future period.

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued FAS No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard was effective for the Company on January 1, 2009. The adoption of this standard did not have an effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) was effective for the Company on January 1, 2009. Accordingly, any business combination the Company enters into after December 31, 2008 will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for the Company on January 1, 2008. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delayed by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company’s adoption of the standard, as it relates to non-financial assets and liabilities in the first quarter of 2009, did not have an effect on its consolidated financial position and results of operations.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards (FAS) No. 142, Goodwill and Other Intangible Assets. This FSP is effective for fiscal years beginning after December 15, 2008. The Company’s adoption of the standard did not have an effect on its consolidated financial position and results of operations.

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

3. Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

	March 31,	December 31,
(in thousands of dollars)	2009	2008
Raw materials and supplies	$34,507	$36,440
Work in progress	12,229	11,699
Finished goods	39,661	43,165
Total inventories	$86,397	$91,304

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.4 million at March 31, 2009 and December 31, 2008. At March 31, 2009, approximately $33.5 million, $28.3 million and $2.6 million of goodwill was assigned to the paper packaging segment, the plastic packaging and films segment and the coated products segment, respectively. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for tax purposes. The Company’s other intangible assets are summarized as follows:

	March 31,	December 31,
(in thousands of dollars)	2009	2008
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,027	$17,036
Patents (amortized over 2-15 years)	4,262	4,262
Trademarks and tradenames (amortized over 15 years)	1,153	1,157
	22,442	22,455
Accumulated amortization	(6,840)	(6,336)
Definite-lived intangible assets	15,602	16,119
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$66,602	$67,119

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2009 and 2008 was approximately $504,000 and $494,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $1.5 million for the remainder of 2009 and approximately $2.0 million for each of the years 2010 through 2013.

5. Financing Arrangements Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014.  Pursuant to an exchange offer, effective December 22, 2006, the Company exchanged the unregistered 11.25% senior notes due 2014 for new 11.25% senior notes due 2014 registered under the Securities Act of 1933 (the ”Notes”). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 with the first such payment made by the Company on July 31, 2006.

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

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors. See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X. The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At March 31, 2009, approximately $80.1 million was outstanding and approximately $26.3 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2009 was approximately 2.1%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At March 31, 2009, the Company was in compliance with these restrictions.

At March 31, 2009, there were outstanding letters of credit of approximately $3.4 million under the Senior Credit Facility.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At March 31, 2009, approximately $118,000 is outstanding under this agreement.

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

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value Method” under SFAS No. 123 for either recognition or pro forma purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2009 and 2008. The prospective method also requires nonpublic companies to record compensation costs in accordance with SFAS 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to FAS 123(R) adoption is being recorded ratably over the vesting period of five years. The Company did not grant any stock options during the three months ended March 31, 2009. During the three months ended March 31, 2008, the Company granted 20,050 options. The Company recorded compensation expense of approximately $145,000 and $203,000 during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $2.0 million. This compensation costs is expected to be recognized over the remaining weighted-average period of 3.4 years.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option-pricing model with the following results and assumptions for the option grants which occurred during the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
	Grants	Grants	Grants

Weighted-average grant date fair value per share	$88	$98	$42
Weighted-averaged expected lives (years)	10	10	10
Weighted average risk-free interest rate	3.79%	4.75%	5.10%
Volatility	40.0%	40.0%	40.0%

The following tables summarize information about stock options outstanding at March 31, 2009 (there were no stock options exercisable at March 31, 2009).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	48,500	6.5 years
$130	1,500	7.2 years
$140	7,600	7.8 years
$184	1,550	8.1 years
$163	15,050	8.5 years
$140	8,500	9.0 years
	82,700	7.6 years

			Aggregate	Weighted-average
	Options	Weighted-average	Intrinsic	Remaining
	Outstanding	Exercise Price	Value	Contractual Life
Options outstanding at December 31, 2008	84,100	$104.40
Granted	-	$-
Forfeited	(1,400)	$72.00
Options outstanding at March 31, 2009	82,700	$104.95	$3.4 million	7.6 years

There were 17,300 options available for grant at March 31, 2009 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2009 and 2008:

	Pension Plans		Postretirement benefit plan
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
Service cost	$-	$-	$6	$5
Interest cost	810	731	7	6
Expected return on plan assets	(667)	(804)	-	-
Amortization of net actuarial losses (gains)	173	-	(4)	(4)
Net periodic benefit cost (income)	$316	$(73)	$9	$7

The Company contributed to the Retirement Plan approximately $247,000 and $459,000 during the three months ended March 31, 2009 and 2008, respectively. Contributions of approximately $989,000 are expected to be made to the Retirement Plan during the remainder of 2009. At March 31, 2009, the fair value of our Pension Plans was estimated at $31.5 million, down from $33.5 million at December 31, 2008. This decline was mainly due to the drop in global stock prices and to a lesser extent benefit payments to retirees of approximately $380,000 during the quarter. Subsequent to March 31, 2009, global stock prices have continued to experience volatility which could result in a further decline in the value of our pension assets below the projected pension obligation. The Company’s minimum required contributions to the Pension Plans for fiscal year 2010 and thereafter are expected to increase as a result of the current global market valuations.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. During the three months ended March 31, 2009 and 2008 the Company contributed a total of approximately $211,000 and $245,000, respectively, to the Defined Contribution Plan of which approximately $132,000 and $151,000, respectively, was related to the guaranteed supplemental employer contribution. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers to the plan. The total expense related to the Savings Plan was approximately $36,000 and $44,000 for the three months ended March 31, 2009 and 2008, respectively. During the two year transitional period, the employees will receive a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate during the three months ended March 31, 2009 and 2008 were $11,000 and $19,000, respectively.

Exopack, LLC Savings Plan

In connection with the acquisition of Exopack in 2005, the Company adopted a defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees in the United States. Effective January 1, 2007, the Company combined the Exopack, LLC Savings Plan and the Cello-Foil 401(k) plan to form the Savings Plan for the Companies of Exopack, which covers substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $719,000 and $782,000 for the three months ended March 31, 2009 and 2008, respectively.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of March 31, 2009, the Company had two individuals under the agreements that were receiving benefits. The deferred compensation liability for these agreements was approximately $416,000 and $429,000 at March 31, 2009 and December 31, 2008, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three months ended March 31, 2009 and 2008 was insignificant.

Other Benefit Plans

Since the acquisition of Exopack on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined goals. The Company recognized charges of approximately $2.7 million and $569,000 for benefits under the management incentive compensation plan for the three months ended March 31, 2009 and 2008, respectively.

8. Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2008, the Company consolidated the operations of one of its plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three months ended March 31, 2009 or 2008. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of March 31, 2009 is approximately $532,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. There were no exit costs incurred during the three months ended March 31, 2009 or 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2009 related to this facility was approximately $170,000.

During the year ended December 31, 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and has now sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2008, the Company increased its future lease obligation by $51,000 as a result of revising the estimate of expected future sublease income and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the three months ended March 31, 2008. There were no exit costs incurred during the three months ended March 31, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2009 related to this facility is approximately $409,000.

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

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three months ended March 31, 2009 and 2008:

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2009	March 31, 2008
Net income (loss)	$1,585	$(614)
Translation adjustment	(545)	(1,136)
Comprehensive income (loss)	$1,040	$(1,750)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the three months ended March 31, 2009:

	Foreign		Accumulated
	Currency	Defined	Other
	Translation	Benefit Plan	Comprehensive
(in thousands of dollars)	Adjustment	Adjustments	Loss
Balance at December 31, 2008	$(4,750)	$(7,607)	$(12,357)
Year-to-date net change	(545)	-	(545)
Balance at March 31, 2009	$(5,295)	$(7,607)	$(12,902)

11. Related Party Transactions with Affiliates of Sun Capital

The Company is party to a management services agreement with Sun Capital Partners Management IV, LLC (Sun Capital Management”), an affiliate of Sun Capital. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement.

During the three months ended March 31, 2009 and 2008, the Company incurred management fees and other related expenses under the management services agreement of approximately $397,000 and $371,000, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement. The agreement terminates on October 13, 2015. No such expenses were incurred during the three months ended March 31, 2009 and 2008.

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

Beginning in the fourth quarter of 2008, the Company operates principally in three reportable segments: (i) paper packaging, (ii) plastic packaging and films, and (iii) coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, retail food packaging and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Prior to the Company’s fourth quarter of 2008, the Company determined that it operated in two reportable segments based on the criteria enumerated in SFAS 131. After the 2007 acquisitions of EAC and EPF, the Company began integration of these acquired businesses and during 2008 reassessed its segment reporting as required by SFAS 131. Certain amounts in the prior year have been restated to present this three-segment approach consistent with the guidance offered by SFAS 131.

The Company evaluates performance based on profit or loss from operations. During the three months ended March 31, 2009 and 2008 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2009	March 31, 2008
Paper packaging	$2,165	$1,827
Plastic packaging and films	3,205	2,698
Total Allocations	$5,370	$4,525

No corporate costs were allocated to the coated products segment during the three months ended March 31, 2009 and 2008.

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

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2009 and 2008.

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2009	March 31, 2008
Revenues from external customers:
Paper packaging	$78,818	$87,906
Plastic packaging and films	86,683	97,078
Coated products	13,932	18,742
Total	$179,433	$203,726

Intersegment revenues:
Paper packaging	$-	$-
Plastic packaging and films	1,274	1,847
Coated products	-	-
Total	$1,274	$1,847

Operating income (loss):
Paper packaging	$7,971	$7,880
Plastic packaging and films	7,157	4,017
Coated products	670	1,151
Corporate	(6,151)	(6,729)
Total	9,647	6,319
Interest expense - Corporate	7,167	7,966
Other (income) expense, net:
Paper packaging	(25)	(65)
Plastic packaging and films	(17)	(734)
Coated products	89	(62)
Corporate	35	14
Total	82	(847)
Income (loss) before income taxes	$2,398	$(800)

Significant Customers

As a result of the consolidation of two previously existing customers during 2007 primarily within the Company’s paper packaging segment, one customer accounted for 12.7% and 12.2% of the Company’s net sales during the three months ended March 31, 2009 and 2008, respectively.

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

The following consolidating financial statements present the balance sheets as of March 31, 2009 and December 31, 2008, the statements of operations for the three months ended March 31, 2009 and 2008, and the statements of cash flows for the three months ended March 31, 2009 and 2008, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2009
		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$436	$837	$-	$1,273
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,897)	-	71,296	14,504	-	85,800
Other receivables	-	4,071	763	-	4,834
Inventories	-	71,657	15,033	(293)	86,397
Deferred income taxes	-	4,017	17	-	4,034
Prepaid expenses and other current assets	-	2,165	1,373	-	3,538
Total current assets	-	153,642	32,527	(293)	185,876
Property, plant, and equipment, net	-	151,445	20,563	-	172,008
Deferred financing costs, net	5,679	675	-	-	6,354
Intangible assets, net	-	65,964	638	-	66,602
Goodwill	-	63,718	642	-	64,360
Investment in subsidiaries	98,050	9,970	-	(108,020)	-
Intercompany receivables	35,640	22,070	(561)	(57,149)	-
Other assets	-	1,073	412	-	1,485
Total assets	$139,369	$468,557	$54,221	$(165,462)	$496,685
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$73,940	$6,185	$-	$80,125
Accounts payable	-	54,350	11,374	-	65,724
Accrued liabilities	4,125	23,870	2,783	-	30,778
Income taxes payable	-	123	716	-	839
Total current liabilities	4,125	152,283	21,058	-	177,466
Long-term liabilities
Long-term debt, less current portion	220,000	70	-	-	220,070
Deferred income taxes	(32,569)	65,889	1,208	-	34,528
Intercompany payables	(96,104)	131,879	21,374	(57,149)	-
Other liabilities	-	20,093	611	-	20,704
Total long-term liabilities	91,327	217,931	23,193	(57,149)	275,302
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,956	72,956	23,897	(96,853)	72,956
Accumulated other comprehensive income (loss), net	(12,902)	(12,902)	(2,481)	15,383	(12,902)
Retained Earnings (Accumulated deficit)	(16,137)	38,289	(11,446)	(26,843)	(16,137)
Total stockholder's equity	43,917	98,343	9,970	(108,313)	43,917
Total liabilities and stockholder's equity	$139,369	$468,557	$54,221	$(165,462)	$496,685

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008
		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$641	$1,071	$-	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,088)	-	66,983	16,139	-	83,122
Other receivables	-	2,042	446	-	2,488
Inventories	-	76,906	14,715	(317)	91,304
Deferred income taxes	-	3,953	17	-	3,970
Prepaid expenses and other current assets	-	1,848	1,086	-	2,934
Total current assets	-	152,373	33,474	(317)	185,530
Property, plant, and equipment, net	-	152,487	21,270	-	173,757
Deferred financing costs, net	5,973	767	-	-	6,740
Intangible assets, net	-	66,457	662	-	67,119
Goodwill	-	63,718	654	-	64,372
Investment in subsidiaries	92,918	9,144	-	(102,062)	-
Intercompany receivables	35,640	22,945	(350)	(58,235)	-
Other assets	-	1,011	103	-	1,114
Total assets	$134,531	$468,902	$55,813	$(160,614)	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,858	$6,634	$-	$74,492
Accounts payable	-	56,030	10,332	-	66,362
Accrued liabilities	10,313	24,361	4,570	-	39,244
Income taxes payable	-	94	738	-	832
Total current liabilities	10,313	148,343	22,274	-	180,930
Long-term liabilities
Long-term debt, less current portion	220,000	82	-	-	220,082
Deferred income taxes	(30,541)	63,353	1,300	-	34,112
Intercompany payables	(107,973)	143,748	22,460	(58,235)	-
Other liabilities	-	20,141	635	-	20,776
Total long-term liabilities	81,486	227,324	24,395	(58,235)	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,811	72,811	23,897	(96,708)	72,811
Accumulated other comprehensive income (loss), net	(12,357)	(12,357)	(2,300)	14,657	(12,357)
Retained Earnings (Accumulated deficit)	(17,722)	32,781	(12,453)	(20,328)	(17,722)
Total stockholder's equity	42,732	93,235	9,144	(102,379)	42,732
Total liabilities and stockholder's equity	$134,531	$468,902	$55,813	$(160,614)	$498,632

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$154,093	$30,933	$(5,593)	$179,433
Cost of sales	-	133,573	27,537	(5,617)	155,493
Gross margin	-	20,520	3,396	24	23,940
Selling, general and administrative expenses	145	12,651	1,497	-	14,293
Operating income (loss)	(145)	7,869	1,899	24	9,647
Other expenses (income)
Interest expense	5,831	891	445	-	7,167
Other expense, net	-	(35)	117	-	82
Net other expense	5,831	856	562	-	7,249
(Loss) income before income taxes	(5,976)	7,013	1,337	24	2,398
(Benefit from) provision for income taxes	(2,029)	2,512	330	-	813
Net (loss) income before equity in earnings of affiliates	(3,947)	4,501	1,007	24	1,585
Equity in earnings (loss) of affiliates	5,532	1,007	-	(6,539)	-
Net income (loss)	$1,585	$5,508	$1,007	$(6,515)	$1,585

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$168,296	$36,021	$(591)	$203,726
Cost of sales	-	149,573	33,635	(525)	182,683
Gross margin	-	18,723	2,386	(66)	21,043
Selling, general and administrative expenses	202	12,094	2,428	-	14,724
Operating income (loss)	(202)	6,629	(42)	(66)	6,319
Other expenses (income)
Interest expense	5,831	1,431	704	-	7,966
Other expense, net	-	(242)	(605)	-	(847)
Net other expense	5,831	1,189	99	-	7,119
(Loss) income before income taxes	(6,033)	5,440	(141)	(66)	(800)
(Benefit from) provision for income taxes	(2,193)	1,989	18	-	(186)
Net (loss) income before equity in earnings of affiliates	(3,840)	3,451	(159)	(66)	(614)
Equity in earnings (loss) of affiliates	3,226	(159)	-	(3,067)	-
Net income (loss)	$(614)	$3,292	$(159)	$(3,133)	$(614)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$1,585	$5,508	$1,007	$(6,515)	$1,585
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	294	4,899	650	-	5,843
Equity in loss (earnings) of affiliates	(5,532)	(1,007)	-	6,539	-
Deferred income tax (benefit) provision	(2,028)	2,472	(67)	-	377
Stock compensation expense	145	145	-	(145)	145
(Recovery from) provision for bad debts	-	27	11	-	38
(Gain) loss on sales and disposal of property, plant and equipment	-	(22)	(1)	-	(23)
Changes in operating assets and liabilities
Receivables	-	(4,340)	1,313	-	(3,027)
Inventories	-	5,249	(623)	(24)	4,602
Prepaid expenses and other assets	-	(2,432)	(639)	-	(3,071)
Accounts payable and accrued and other liabilities	(6,188)	(2,534)	(553)	-	(9,275)
Income tax receivable/payable	-	29	(6)	-	23
Net cash (used in) provided by operating activities	(11,724)	7,994	1,092	(145)	(2,783)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(3,357)	(580)	-	(3,937)
Proceeds on sales of of property, plant and equipment	-	446	1	-	447
Investments in subsidiaries	(145)	-	-	145	-
Net cash (used in) provided by investing activities	(145)	(2,911)	(579)	145	(3,490)
Cash flows from financing activities
Repayment of subordinated term loans	-	(12)	-	-	(12)
Borrowings under revolving credit facility	-	166,295	4,924	-	171,219
Repayments under revolving credit facility	-	(160,213)	(5,226)	-	(165,439)
Intercompany borrowings (repayments)	11,869	(10,994)	(875)	-	-
Net cash provided by (used in) financing activities	11,869	(4,924)	(1,177)	-	5,768
Effect of exchange rate changes on cash	-	(364)	430	-	66
Increase (decrease) in cash	-	(205)	(234)	-	(439)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$-	$436	$837	$-	$1,273

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(614)	$3,292	$(159)	$(3,133)	$(614)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	293	4,343	784	-	5,420
Equity in loss (earnings) of affiliates	(3,226)	159	-	3,067	-
Deferred income tax (benefit) provision	(2,193)	1,989	(194)	-	(398)
Stock compensation expense	203	203	-	(203)	203
(Recovery from) provision for bad debts	-	(48)	70	-	22
(Gain) loss on sales and disposal of property, plant and equipment	-	32	-	-	32
Changes in operating assets and liabilities
Receivables	-	(3,850)	(5,460)	-	(9,310)
Inventories	-	(4,654)	(854)	66	(5,442)
Prepaid expenses and other assets	-	(4,436)	(732)	-	(5,168)
Accounts payable and accrued and other liabilities	(6,188)	8,857	4,201	-	6,870
Income tax receivable/payable	-	3	199	-	202
Net cash (used in) provided by operating activities	(11,725)	5,890	(2,145)	(203)	(8,183)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(6,948)	(176)	-	(7,124)
Proceeds on sales of of property, plant and equipment	-	18	-	-	18
Acquisition of EPF	-	(80)	(931)	-	(1,011)
Investments in subsidiaries	(203)	-	-	203	-
Net cash (used in) provided by investing activities	(203)	(7,010)	(1,107)	203	(8,117)
Cash flows from financing activities
Repayment of subordinated term loans	-	(12)	(25)	-	(37)
Borrowings under revolving credit facility	-	202,086	31,477	-	233,563
Repayments under revolving credit facility	-	(189,371)	(27,794)	-	(217,165)
Intercompany borrowings (repayments)	11,928	(10,443)	(1,485)	-	-
Financing costs paid	-	(110)	-	-	(110)
Net cash (used in) provided by financing activities	11,928	2,150	2,173	-	16,251
Effect of exchange rate changes on cash	-	(831)	786	-	(45)
Increase (decrease) in cash	-	199	(293)	-	(94)
Cash
Beginning of period	77	306	925	-	1,308
End of period	$77	$505	$632	$-	$1,214

14. Income Taxes

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

Pursuant to FIN 48, the Company has not recorded any reserves for uncertain income tax positions. Federal income tax return periods beginning as of January 1, 2004 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of March 31, 2009. The IRS is currently examining the tax year ended December 31, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other income (expense), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three months ended March 31, 2009 and 2008.

The Company’s effective income tax rate was approximately 34% and 23% for the three months ended March 31, 2009 and 2008, respectively. The effective rate for the 2008 period reflected certain foreign losses for which we believe we are more likely than not to not result in a tax benefit.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates.  As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended March 31, 2009, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

  our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

  we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

  financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

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

  fluctuations in the equity market will likely adversely affect our pension plan assets and our future cash flows;

  energy price increases could adversely affect the results of our operations;

  we must adapt to technological advances in the packaging industry;

  we may be unable to protect our proprietary technology from infringement;

  the loss of a key supplier could lead to increased costs and lower profit margins;

  our operations could expose us to substantial environmental costs and liabilities;

  although we believe we currently have sufficient liquidity, we may not be able to obtain funding if needed because of the deterioration of the capital and credit markets;

  we are subject to risks related to our international operations;

  we may, from time to time, experience problems in our labor relations;

  loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

  unexpected equipment failures may lead to production curtailments or shutdowns;

  the indenture governing the Notes and our Senior Credit Facility will restrict our operations;

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

  we may be adversely affected by changes in interest rates; and

  numerous other factors over which we may have limited or no control may affect our performance and profitability.

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

     The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     Although we believe that expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We will assume no obligation to update any of the forward-looking statements after the date of this report to conform these statements to actual results or changes in our expectations, except as required by law. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. You should carefully review the risk factors described in other documents that we file from time to time with the U.S. Securities and Exchange Commission.

Overview

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     We generate revenues, earnings and cash flows from the sale of flexible packaging, film and coated products primarily in the United States, Canada, and Europe. Management views net sales and operating income as the primary indicators of our financial performance.

Transactions Relating to Our Formation

     Between July and October of 2005, an affiliate of Sun Capital Partners, Inc. (‘Sun Capital”) sponsored a series of transactions involving three flexible packaging businesses consisting of Cello-Foil Products, Inc. (“Cello-Foil”), The Packaging Group (“TPG”) and Exopack Holding Corporation (“Exopack”) that resulted in the ultimate formation of our company. On July 14, 2005, in accordance with a stock purchase agreement entered into on June 10, 2005, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired all of the outstanding capital stock of Cello-Foil for $35.5 million, net of cash acquired. On September 7, 2005, in accordance with an asset purchase agreement entered into on August 19, 2005, Cello-Foil Holding Corp. acquired certain assets of TPG for $12.6 million, net of cash acquired. Pursuant to the terms of the asset purchase agreement, Cello-Foil Holding Corp. purchased all of the Concord, Ontario and Corona, California assets used in the conduct of TPG’s flexible packaging business. As a result of these two transactions, Cello-Foil Holding Corp. became the parent of both Cello-Foil and TPG. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack for $264.5 million, net of cash acquired, and Exopack became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

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

     We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films, foils, fabrics, and other substrates used in the electronic and engineered films business. EAC conducts its operations from our locations in Matthews, North Carolina and in North Wales, United Kingdom.

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

Reportable Segments

We operate principally in three reportable segments: (i) paper packaging, (ii) plastic packaging and films and (iii) coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and films products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, retail food packaging and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. We evaluate segment performance based on operating income or loss.

Exit and Disposal Activities

     We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

     During the year ended December 31, 2008, we consolidated the operations of one of our plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exits costs incurred related to this facility during the three months ended March 31, 2009 or 2008. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of March 31, 2009 is approximately $532,000.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. There were no exit costs incurred during the three months ended March 31, 2009 or 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2009 related to this facility was approximately $170,000.

     During the year ended December 31, 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and have now sublet the facility to help mitigate the cost of the remaining lease obligation. During the three months ended March 31, 2008, we increased our future lease obligation by $51,000 as a result of revising the estimate of expected future sublease income and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations for the three months ended March 31, 2008. There were no exit costs incurred during the three months ended March 31, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of March 31, 2009 related to this facility is approximately $409,000.

Results of Operations

     The following presents an overview of our results of operations for the three months ended March 31, 2009 compared with the three months ended March 31, 2008.

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008

	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in millions)
Net sales	$179.4	100.0%	$203.7	100.0%
Cost of sales	155.5	86.7%	182.7	89.7%
Selling, general and administrative expense	14.3	8.0%	14.7	7.2%
Interest expense	7.1	4.0%	7.9	3.9%
Other (income) expense, net	0.1	0.1%	(0.8)	-0.4%
Income (loss)before income taxes	2.4	1.3%	(0.8)	-0.4%
Provision for (benefit from) income taxes	0.8	0.4%	(0.2)	-0.1%
Net income (loss)	$1.6	0.9%	$(0.6)	-0.3%

Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

     Net Sales. Net sales for the three months ended March 31, 2009 decreased by approximately $24.3 million, or 11.9%, compared with the same period in 2008. This decrease is primarily attributable to decreases in volume in the paper packaging segment primarily related to ongoing unfavorable economic conditions in the dog food and building materials markets, a decrease in sales for the plastic packaging and films segment due primarily to unfavorable exchange rates and ongoing unfavorable economic conditions in the building materials markets, and a decrease in sales for the coated products segment due to unfavorable exchange rates and unfavorable economic conditions in the electronics market.

     Cost of Sales. Cost of sales for the three months ended March 31, 2009 decreased by approximately $27.2 million, or 14.9%, compared with the same period in 2008. Cost of sales as a percentage of net sales decreased to 86.7% of net sales, or $155.5 million for the three months ended March 31, 2009, as compared with 89.7% of net sales, or $182.7 million for the three months ended March 31, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the full benefit of these price decreases.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2009 decreased by approximately $0.4 million, or 2.7%, compared with the same period in 2008. The decrease in SG&A expense is due to a decrease of $1.4 million in startup and transition costs related to the acquisitions of EAC and EPF in 2007, a decrease of $0.3 million in severance costs, a decrease of $0.2 million in travel and entertainment costs, a decrease of $0.1 million in loss on fixed asset sales and a decrease of $0.1 million in stock compensation expense, partially offset by an increase in salaries and related benefits of $1.4 million primarily related to increased incentive compensation under the management incentive program, and an increase of $0.3 million in professional services primarily related to process improvement consulting.

     Interest Expense. Interest expense during the three months ended March 31, 2009 decreased by $0.8 million or approximately 10.1% compared with the same period in 2008 primarily due to a reduction in the average interest rate under our existing senior credit facility described in Note 5 to the consolidated financial statements included in this report (the “Senior Credit Facility”).

     Income Tax Expense. We recorded income tax expense for the three months ended March 31, 2009, resulting from income before income taxes, of $2.4 million. The income tax benefit for the same period in 2008 resulted from a loss before income taxes of $0.8 million. Our effective income tax rate was approximately 34% in 2009 and 23% in 2008. The effective rate for the period ended March 31, 2008 reflected certain foreign losses which we believe are more likely than not to not result in a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

     Reportable Segments. Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of EAC and EPF being integrated during 2008, we began reporting in three segments effective October 1, 2008. Segment data for prior periods have been restated to conform to this change. Our three segments are paper packaging, plastic packaging and films and coated products.

     Our paper packaging segment had net sales of $78.8 million and $87.9 million, and operating income of $8.0 million and $7.9 million, for the three months ended March 31, 2009 and 2008, respectively. The decrease in sales was due primarily to unfavorable economic conditions, especially in the building materials market. The increase in operating income was primarily due to margin enhancement through improved pricing and product mix.

     Our plastic packaging and films segment had net sales of approximately $86.7 million and $97.1 million, and operating income of approximately $7.2 million and $4.0 million, for the three months ended March 31, 2009 and 2008, respectively. The decrease in sales was due primarily to unfavorable exchange rates and decreased volume in the building materials market. The increase in operating income of approximately $3.2 million, or 80%, was primarily due to decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the full benefit of these price decreases.

     Our coated products segment had net sales of $13.9 million and $18.7 million, and operating income of $0.7 million and $1.2 million, for the three months ended March 31, 2009 and 2008, respectively. The decrease in net sales and operating income period over period was primarily attributable to decreases in sales related to the electronics market as a result of the ongoing unfavorable economic conditions.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

     Cash flows used in operating activities for the three months ended March 31, 2009 were primarily due to cash provided from earnings of $7.8 million (net income of $1.6 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $5.8 million and a deferred income tax provision of $0.4 million). Cash provided by earnings for the three months ended March 31, 2009 was more than offset by net unfavorable working capital. The net unfavorable working capital resulted from an increase of $3.1 million in prepaid expenses, other receivables and other assets primarily as a result of increased equipment deposits, a decrease in accounts payable and accrued liabilities of $9.3 million primarily as a result of the semi-annual interest payment on our 11.25% senior notes due 2014 (the “Notes”) paid in January 2009, and an increase in trade accounts receivable of $3.0 million related to an increase in days sales outstanding due to economic conditions, all of which was partially offset by a decrease in inventory of $4.6 million due to an increased focus on inventory management and a decrease in raw material costs, primarily resin.

     Cash flows used in investing activities for the three months ended March 31, 2009 and 2008 were $3.5 million and $8.1 million, respectively, primarily comprised of costs associated with capital expenditures for machinery and equipment for both periods and certain costs related to the Liqui-Box Acquisition during the three months ended March 31, 2008.

     Cash flows provided by financing activities for the three months ended March 31, 2009 and 2008 were $5.8 million and $16.3 million, respectively, primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on the Notes, operations and capital expenditures for both periods and the continued integration of our 2007 acquisitions of EAC and EPF during the three months ended March 31, 2008.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries provided $0.1 million and used $0.1 million in cash for the three months ended March 31, 2009 and 2008, respectively.

Financing Arrangements as of March 31, 2009

     Information about our financing arrangements as of March 31, 2009, including the Notes, our Senior Credit Facility, and our term loan, is disclosed in Note 5 of the consolidated financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     As of March 31, 2009, $220.0 million of the Notes remained outstanding. In addition, for the three months ended March 31, 2009, we incurred approximately $6.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of March 31, 2009, approximately $80.1 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 2.1% per annum, with approximately $26.3 million available for borrowings. For the three months ended March 31, 2009, we incurred approximately $438,000 in interest expense related to the Senior Credit Facility. The term loan has a principal balance of approximately $118,000 at March 31, 2009.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. In the second half of 2008 and through the first part of 2009, global financial markets have experienced a liquidity crisis. Governments around the world have responded with funding support for their regional financial systems. Despite this government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis.

     We expect to incur a total of approximately $25.9 million in interest expense related to the Notes in 2009, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2009 will be approximately $20.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand and funds available under our Senior Credit Facility. Approximately $80.1 million of borrowings were outstanding and approximately $26.3 million was available for borrowings under our Senior Credit Facility as of March 31, 2009. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

     Although we currently have no specific acquisitions planned, one of our potential growth strategies is growth through acquisitions, which may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us, especially in light of the current liquidity crisis.

     Our ability to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility and the discretion of our Board of Directors. We currently have no plans to pay dividends.

Off-Balance Sheet Arrangements

     As of March 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at March 31, 2009:

	Payments Due by Period

Contractual Obligations	Total	2009	2010-2011	2012-2013	Beyond 2013
		(dollar amounts in millions)
Long-Term debt obligations:
Senior Notes due 2014	$220.0	$-	$-	$-	$220.0
Senior Credit Facility(1)	$80.1	$80.1	$-	$-	$-
Term loans	$0.1	$0.1	$-	$-	$-
Total debt obligations	$300.2	$80.2	$-	$-	$220.0
Pension funding obligations(2)	$19.1	$1.0	$4.4	$6.4	$7.3
Operating lease obligations	$43.1	$6.4	$12.7	$10.1	$13.9
Interest payments(3)	$123.8	$12.4	$49.5	$49.5	$12.4
Total contractual obligations	$486.2	$100.0	$66.6	$66.0	$253.6

(1)	Under the terms of a lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2009, even though the Senior Credit Facility does not mature until January 31, 2011.
(2)	Represents currently estimated amounts.
(3)	Includes interest payments on outstanding fixed-rate, long term debt obligations.

Recent Accounting Pronouncements

     See Note 2 to our consolidated financial statements included elsewhere in this quarterly report for information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of March 31, 2009, $80.1 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 2.1% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $801,000.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.

RISK FACTORS

     Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes in those risk factors since the date of that filing.

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
Director, President and Chief Executive Officer

By: /s/ Jonathan D. Heard
Jonathan D. Heard
Chief Financial Officer (Principal Financial and
Accounting Officer)

Date: May 13, 2009

EXHIBIT INDEX

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002