Form 10-Q
period 2009-06-30
EXOPACK HOLDING CORP
filed 2009-08-12
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes¨ Nox

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of August 12, 2009, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.
TABLE OF CONTENTS
FORM 10-Q

PART I
	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Operations for the three and six months ended June 30, 2009 (unaudited) and
	2008 (unaudited)	2
	Consolidated Statement of Stockholder’s Equity for the six months ended June 30, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 (unaudited) and 2008
	(unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4T.	Controls and Procedures	29

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 6.	Exhibits	29

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except for share and per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash	$995	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,606 and $2,088 for 2009 and 2008, respectively)	76,822	83,122
Other receivables	3,037	2,488
Inventories	89,433	91,304
Deferred income taxes	3,588	3,970
Prepaid expenses and other current assets	3,668	2,934
Total current assets	177,543	185,530
Property, plant, and equipment, net	179,648	173,757
Deferred financing costs, net	5,968	6,740
Intangible assets, net	66,196	67,119
Goodwill	64,465	64,372
Other assets	1,792	1,114
Total assets	$495,612	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$73,334	$74,492
Accounts payable	66,442	66,362
Accrued liabilities	31,787	39,244
Income taxes payable	1,013	832
Total current liabilities	172,576	180,930
Long-term liabilities
Long-term debt, less current portion	220,058	220,082
Deferred income taxes	34,288	34,112
Other liabilities	20,813	20,776
Total long-term liabilities	275,159	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	73,103	72,811
Accumulated other comprehensive loss, net	(10,049)	(12,357)
Accumulated deficit	(15,177)	(17,722)
Total stockholder's equity	47,877	42,732
Total liabilities and stockholder's equity	$495,612	$498,632

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales	$162,750	$195,226	$342,183	$398,952
Cost of sales	143,468	173,800	298,961	356,483
Gross margin	19,282	21,426	43,222	42,469
Selling, general and administrative expenses	11,553	14,710	25,846	29,434
Operating income	7,729	6,716	17,376	13,035
Other expenses (income)
Interest expense	7,147	7,645	14,314	15,611
Other expense (income), net	(735)	(166)	(653)	(1,013)
Net other expenses (income)	6,412	7,479	13,661	14,598
Income (loss) before income taxes	1,317	(763)	3,715	(1,563)
Provision for income taxes	357	213	1,170	27
Net income (loss)	$960	$(976)	$2,545	$(1,590)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances at December 31, 2008	1	$-	$72,811	$(12,357)	$(17,722)	$42,732
Stock compensation expense	-	-	292	-	-	292
Net income	-	-	-	-	2,545	2,545
Translation adjustment	-	-	-	2,308	-	2,308
Balances at June 30, 2009	1	$-	$73,103	$(10,049)	$(15,177)	$47,877

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities
Net income (loss)	$2,545	$(1,590)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	11,952	11,465
Deferred income tax provision (benefit)	358	(370)
Stock compensation expense	292	334
Recovery of bad debts	(204)	(139)
(Gain) loss on sales and disposition of property, plant and equipment	(59)	249
Changes in operating assets and liabilities:
Trade accounts receivable	7,757	(8,179)
Inventories	3,056	(10,977)
Prepaid expenses, other receivables and other assets	(1,905)	219
Accounts payable and accrued and other liabilities	(9,285)	9,581
Income tax receivable/payable	61	385
Net cash provided by operating activities	14,568	978
Cash flows from investing activities
Purchases of property, plant and equipment, including
capitalized software	(13,922)	(11,207)
Proceeds from sales of property, plant and equipment	503	312
Acquisition of EPF	-	(389)
Net cash used in investing activities	(13,419)	(11,284)
Cash flows from financing activities
Repayment of subordinated term loans	(24)	(74)
Borrowings under revolving credit facility	367,928	465,837
Repayments of revolving credit facility	(369,452)	(455,680)
Deferred financing costs paid	-	(110)
Net cash (used in) provided by financing activities	(1,548)	9,973
Effect of exchange rate changes on cash	(318)	(41)
Decrease in cash	(717)	(374)
Cash
Beginning of period	1,712	1,308
End of period	$995	$934

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries Notes to Consolidated Financial Statements (unaudited)

1. Organization, Acquisitions and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in October of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). Following this acquisition and consolidation, the Company is wholly-owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).

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

On November 28, 2007, the Company acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility. During 2008, the Company received $0.6 million for the net working capital adjustment due from the seller. This exceeded our original estimate by approximately $0.2 million, resulting in a corresponding reduction in the purchase price. Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities. The Company subsequently renamed this acquired Liqui-Box business and its existing Newmarket, Ontario, Canada facility Exopack Performance Films (“EPF”).

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

The consolidated balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

2. Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement on Financial Accounting Standards (“FAS” or “SFAS”) No. 160, Non-controlling Interest in Consolidated Financial Statements, an amendment of ARB No. 51(FAS No. 160), which amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard was effective for the Company on January 1, 2009. The adoption of this standard did not have an effect on the Company’s consolidated financial position and results of operations.

In December 2007, the FASB issued FAS No. 141 (Revised 2007), Business Combinations (FAS 141 (R)), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements, the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. FAS 141(R) was effective for the Company on January 1, 2009. Accordingly, any future business combination the Company enters into will be subject to this new standard.

The FASB issued FAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and was effective for the Company on January 1, 2008. In early 2008, the FASB issued Staff Position (FSP) FAS157-2, which delayed by one year, the effective date of FAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis. The Company’s adoption of the standard, as it related to non-financial assets and liabilities in the first quarter of 2009, did not have an effect on its consolidated financial position and results of operations.

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events, which establishes principles and requirements for subsequent events, in particular, the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and disclosure that an entity shall make about events or transactions that occurred after the balance sheet date. FAS No. 165 was effective for the Company on June 15, 2009. The Company has evaluated all subsequent events that have occurred through August 12, 2009, the date of issuance of these interim consolidated financial statements.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB No. 162, which replaces Statement 162 and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP). FAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not anticipate the adoption of this standard in the third quarter will have a material effect on its consolidated financial statements.

3. Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

	June 30,	December 31,
(in thousands of dollars)	2009	2008
Raw materials and supplies	$37,968	$36,440
Work in progress	11,609	11,699
Finished goods	39,856	43,165
Total inventories	$89,433	$91,304

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.5 million and $64.4 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, approximately $33.5 million, $28.3 million and $2.7 million of goodwill was assigned to the paper packaging segment, the plastic packaging and films segment and the coated products segment, respectively. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

	June 30,	December 31,
(in thousands of dollars)	2009	2008
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,110	$17,036
Patents (amortized over 2-15 years)	4,262	4,262
Trademarks and trade names (amortized over 15 years)	1,189	1,157
	22,561	22,455
Accumulated amortization	(7,365)	(6,336)
Definite-lived intangible assets	15,196	16,119
Indefinite-lived intangible assets-trademarks and trade names	51,000	51,000
Net intangible assets	$66,196	$67,119

The increase in gross intangibles during the six months ended June 30, 2009 was due solely to the change in the exchange rates between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2009 and 2008 was approximately $509,000 and $596,000, respectively, and for the six months ended June 30, 2009 and 2008 was approximately $1.0 million and $1.1 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $1.0 million for the remainder of 2009 and approximately $2.0 million for each of the years 2010 through 2013.

5. Financing Arrangements

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014. Pursuant to an exchange offer, effective December 22, 2006, the Company exchanged the unregistered 11.25% senior notes due 2014 for new 11.25% senior notes due 2014 registered under the Securities Act of 1933 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1 with the first such payment made by the Company on July 31, 2006.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At June 30, 2009, approximately $73.3 million was outstanding and approximately $25.3 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2009 was approximately 1.8%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At June 30, 2009, the Company was in compliance with these restrictions.

At June 30, 2009, there were outstanding letters of credit of approximately $3.2 million under the Senior Credit Facility.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At June 30, 2009, approximately $106,000 is outstanding under this agreement.

In conjunction with the EEF Acquisition, the Company acquired a subordinated term loan. The remaining principal balance of this subordinated term loan was paid off during the year ended December 31, 2008.

6. Stock Option Plan

In December 2005, CPG’s Board of Directors (the “CPG Board”) approved the establishment of the 2005 Stock Option Plan of CPG Finance, Inc. (the “2005 Stock Option Plan”), in which officers and certain key employees of the Company are able to participate, and reserved 100,000 shares of CPG’s non-voting common shares for the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options have a term of no longer than ten years and vest ratably over a five year period. The 2005 Stock Option Plan is administered by the CPG Board.

SFAS No. 123(R) requires nonpublic companies that have used the “minimum value method” under SFAS No. 123 for either recognition or pro forma purposes to use the prospective method of SFAS No. 123(R) for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting SFAS No. 123(R) using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2009 and 2008. The prospective method also requires nonpublic companies to record compensation costs in accordance with SFAS 123(R) only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of SFAS 123(R) is being recorded ratably over the vesting period of five years. The CPG Board did not grant any stock options during the six months ended June 30, 2009. The CPG Board granted 23,550 options during the six months ended June 30, 2008 to certain of the Company’s officers and key employees. The Company recorded stock compensation expense of approximately $147,000 and $131,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $292,000 and $334,000 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $1.8 million. This compensation cost is expected to be recognized over the remaining weighted-average period of 3.1 years.

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

The following tables summarize information about stock options outstanding at June 30, 2009 (there were no stock options exercisable at June 30, 2009).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	48,500	6.3 years
$130	1,500	7.0 years
$140	7,600	7.6 years
$184	1,550	7.9 years
$163	15,050	8.2 years
$140	8,500	8.8 years
	82,700	7.4 years

			Aggregate	Weighted-average
	Options	Weighted-average	Intrinsic	Remaining
	Outstanding	Exe rcise Price	Value	Contractual Life
Options outstanding at December 31, 2008	84,100	$104.40
Granted	-	$-
Forfeited	(1,400)	$72.00
Options outstanding at June 30, 2009	82,700	$104.95	$3.5 million	7.4 years

There were 17,300 options available for grant at June 30, 2009 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2009 and 2008:

Pension Plans
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest cost	$805	$824	$1,615	$1,555
Expected return on plan assets	(668)	(1,030)	(1,335)	(1,834)
Amortization of net actuarial losses	168	-	341	-
Net periodic benefit cost (income)	$305	$(206)	$621	$(279)

Postretirement benefit plan
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Service cost	$6	$5	$12	$10
Interest cost	7	5	14	11
Amortization of net actuarial (gains)	(3)	(4)	(7)	(8)
Net periodic benefit cost	$10	$6	$19	$13

The Company contributed approximately $275,000 and $247,000 to the Retirement Plan during the three months ended June 30, 2009 and 2008, respectively, and approximately $522,000 and $459,000 during the six months ended June 30, 2009 and 2008, respectively. Contributions of approximately $714,000 are expected to be made to the Retirement Plan during the remainder of 2009. At June 30, 2009, the fair value of our Pension Plans was estimated at $35.8 million, up from $31.5 million at March 31, 2009 and $33.5 million at December 31, 2008. The Company’s minimum required contributions to the Pension Plans for fiscal year 2010 and thereafter will depend substantially upon the performance of plan assets in conjunction with current and future global market valuations.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. The Company contributed a total of approximately $242,000 and $249,000 to the Defined Contribution Plan during the three months ended June 30, 2009 and 2008, respectively, and approximately $453,000 and $494,000 during the six months ended June 30, 2009 and 2008, respectively. Of these amounts, approximately $151,000 and $154,000 was related to the guaranteed supplemental employer contribution during the three months ended June 30, 2009 and 2008, respectively, and approximately $283,000 and $305,000 was related to the guaranteed supplemental employer contribution during the six months ended June 30, 2009 and 2008, respectively. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers to the plan. The total expense related to the Savings Plan was approximately $41,000 and $44,000, for the three months ended June 30, 2009 and 2008, respectively, and approximately $77,000 and $88,000 for the six months ended June 30, 2009 and 2008, respectively. During a two year transitional period ending November 30, 2009, the employees will receive a contribution from the Company of 2% of total salary or wages in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate was $13,000 and $11,000 during the three months ended June 30, 2009 and 2008, respectively, and was $24,000 and $30,000, for the six months ended June 30, 2009 and 2008, respectively.

Exopack, LLC Savings Plan

In connection with the acquisition of Exopack in 2005, the Company adopted a defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees in the United States. Effective January 1, 2007, the Company combined the Exopack, LLC Savings Plan and the Cello-Foil 401(k) plan to form the Savings Plan for the Companies of Exopack, which covers substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $756,000 and $727,000 for the three months ended June 30, 2009 and 2008, respectively, and was approximately $1.5 million for both of the six month periods ended June 30, 2009 and 2008.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of June 30, 2009, the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $403,000 and $429,000 at June 30, 2009 and December 31, 2008, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the six month periods ended June 30, 2009 and 2008 was insignificant.

Other Benefit Plans

Since the acquisition of Exopack on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against predefined goals. The Company recognized charges of approximately $589,000 and $393,000 for the three months ended June 30, 2009 and 2008, respectively, and approximately $3.3 million and $1.0 million for the six months ended June 30, 2009 and 2008, respectively, for benefits under the management incentive compensation plan.

8. Exit and Disposal Activities

The Company accounts for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

During the year ended December 31, 2008, the Company consolidated the operations of one of its plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party in February 2009, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three or six months ended June 30, 2009 or 2008. The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of June 30, 2009 was approximately $540,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. The Company does not intend to renew the lease on this facility upon its expiration in December of 2009. There were no exit costs incurred during the three or six months ended June 30, 2009 or 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2009 related to this facility was approximately $120,000.

During the year ended December 31, 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010. In June 2008, the Company sublet the facility to help mitigate the cost of the remaining lease obligation. During the three and six months ended June 30, 2008, the Company increased its future lease obligation by $156,000 and $207,000, respectively, as a result of revising the estimate of expected future sublease income, and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. There were no exit costs incurred during the three or six months ended June 30, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2009 related to this facility was approximately $301,000.

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

10. Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net income (loss)	$960	$(976)	$2,545	$(1,590)
Translation adjustment	2,853	330	2,308	(806)
Comprehensive income (loss)	$3,813	$(646)	$4,853	$(2,396)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the six months ended June 30, 2009:

	Foreign		Accumulated
	Currency	Defined	Other
	Translation	Benefit Plan	Comprehensive
(in thousands of dollars)	Adjustment	Adjustments	Loss
Balance at December 31, 2008	$(4,750)	$(7,607)	$(12,357)
Year-to-date net change	2,308	-	2,308
Balance at June 30, 2009	$(2,442)	$(7,607)	$(10,049)

11. Related Party Transactions with Affiliates of Sun Capital

The Company is party to a management services agreement with Sun Capital Partners Management IV, LLC (“Sun Capital Management”), an affiliate of Sun Capital, that terminates on October 13, 2015. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement). The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services under the agreement.

The Company incurred management fees and other related expenses under the management services agreement of approximately $342,000 and $356,000 during the three months ended June 30, 2009 and 2008, respectively, and approximately $739,000 and $727,000 during the six months ended June 30, 2009 and 2008, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services related to the applicable corporate event under the agreement. No such expenses were incurred during the three or six months ended June 30, 2009 or 2008 under this portion of the agreement.

12. Segments and Significant Customers Segments

The Company identifies its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While the Company considers all of these factors, the Company believes that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

Prior to the Company’s fourth quarter of 2008, the Company determined that it operated in two reportable segments based on the criteria enumerated in SFAS No. 131. After the 2007 acquisitions of EAC and EPF, the Company began integration of these acquired businesses and during 2008 reassessed its segment reporting as required by SFAS No. 131. As of the fourth quarter of 2008, the Company determined that its operations consisted of three reportable segments: (i) paper packaging, (ii) plastic packaging and films, and (iii) coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and film products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, retail food packaging and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Certain amounts in the prior year have been restated to present this three-segment approach consistent with the guidance offered by SFAS No. 131.

Effective July 1, 2009, the Company implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. In light of this internal reorganization, the Company is currently reassessing the operating segments to be reported for future periods.

The Company evaluates performance based on profit or loss from operations. For the three and six months ended June 30, 2009 and 2008 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Paper packaging	$1,752	$1,866	$3,917	$3,693
Plastic packaging and films	2,798	2,632	6,003	5,330
Total Allocations	$4,550	$4,498	$9,920	$9,023

No corporate costs were allocated to the coated products segment during the three or six months ended June 30, 2009 or 2008. While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit in inventory is recognized as a reduction in cost of goods sold by the selling segment when the related inventory is sold to an unaffiliated customer. Effects of intersegment sales and intercompany profit are not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
(in thousands of dollars)	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues from external customers:
Paper packaging	$67,221	$80,411	$146,039	$168,317
Plastic packaging and films	80,629	95,845	167,312	192,923
Coated products	14,900	18,970	28,832	37,712
Total	$162,750	$195,226	$342,183	$398,952

Intersegment revenues:
Paper packaging	$-	$-	$-	$-
Plastic packaging and films	652	2,223	1,926	4,071
Coated products	-	-	-	-
Total	$652	$2,223	$1,926	$4,071

Operating income (loss):
Paper packaging	$5,906	$8,722	$13,877	$16,602
Plastic packaging and films	5,374	2,640	12,531	6,657
Coated products	1,003	1,606	1,673	2,757
Corporate	(4,554)	(6,252)	(10,705)	(12,981)
Total	7,729	6,716	17,376	13,035
Interest expense - Corporate	7,147	7,645	14,314	15,611
Other (income) expense, net:
Paper packaging	(42)	(68)	(67)	(133)
Plastic packaging and films	(230)	(68)	(247)	(802)
Coated products	(464)	(27)	(375)	(89)
Corporate	1	(3)	36	11
Total	(735)	(166)	(653)	(1,013)
Income (loss) before income taxes	$1,317	$(763)	$3,715	$(1,563)

Significant Customers

As a result of the consolidation of two previously existing customers during 2007 primarily within the Company’s paper packaging segment, one customer accounted for 11.4% and 11.8% of the Company’s net sales during the six months ended June 30, 2009 and 2008, respectively.

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

The following consolidating financial statements present the balance sheets as of June 30, 2009 and December 31, 2008, the statements of operations for the three and six months ended June 30, 2009 and 2008, and the statements of cash flows for the six months ended June 30, 2009 and 2008, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$290	$705	$-	$995
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,606)	-	62,603	14,219	-	76,822
Other receivables	-	2,256	781	-	3,037
Inventories	-	72,064	17,663	(294)	89,433
Deferred income taxes	-	3,568	20	-	3,588
Prepaid expenses and other current assets	-	2,069	1,599	-	3,668
Total current assets	-	142,850	34,987	(294)	177,543
Property, plant, and equipment, net	-	156,588	23,060	-	179,648
Deferred financing costs, net	5,386	582	-	-	5,968
Intangible assets, net	-	65,469	727	-	66,196
Goodwill	-	63,718	747	-	64,465
Investment in subsidiaries	106,251	12,790	-	(119,041)	-
Intercompany receivables	35,640	22,657	579	(58,876)	-
Other assets	-	1,405	387	-	1,792
Total assets	$147,277	$466,059	$60,487	$(178,211)	$495,612
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,447	$5,887	$-	$73,334
Accounts payable	-	53,905	12,537	-	66,442
Accrued liabilities	10,312	18,524	2,951	-	31,787
Income taxes payable	-	47	966	-	1,013
Total current liabilities	10,312	139,923	22,341	-	172,576
Long-term liabilities
Long-term debt, less current portion	220,000	58	-	-	220,058
Deferred income taxes	(34,305)	66,987	1,606	-	34,288
Intercompany payables	(96,607)	132,379	23,104	(58,876)	-
Other liabilities	-	20,167	646	-	20,813
Total long-term liabilities	89,088	219,591	25,356	(58,876)	275,159
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at June 30, 2009	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at June 30, 2009	-	-	-	-	-
Additional paid-in capital	73,103	73,103	23,897	(97,000)	73,103
Accumulated other comprehensive income (loss), net	(10,049)	(10,049)	(1,045)	11,094	(10,049)
Retained Earnings (Accumulated deficit)	(15,177)	43,491	(10,062)	(33,429)	(15,177)
Total stockholder's equity	47,877	106,545	12,790	(119,335)	47,877
Total liabilities and stockholder's equity	$147,277	$466,059	$60,487	$(178,211)	$495,612

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$641	$1,071	$-	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,088)	-	66,983	16,139	-	83,122
Other receivables	-	2,042	446	-	2,488
Inventories	-	76,906	14,715	(317)	91,304
Deferred income taxes	-	3,953	17	-	3,970
Prepaid expenses and other current assets	-	1,848	1,086	-	2,934
Total current assets	-	152,373	33,474	(317)	185,530
Property, plant, and equipment, net	-	152,487	21,270	-	173,757
Deferred financing costs, net	5,973	767	-	-	6,740
Intangible assets, net	-	66,457	662	-	67,119
Goodwill	-	63,718	654	-	64,372
Investment in subsidiaries	92,918	9,144	-	(102,062)	-
Intercompany receivables	35,640	22,945	(350)	(58,235)	-
Other assets	-	1,011	103	-	1,114
Total assets	$134,531	$468,902	$55,813	$(160,614)	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,858	$6,634	$-	$74,492
Accounts payable	-	56,030	10,332	-	66,362
Accrued liabilities	10,313	24,361	4,570	-	39,244
Income taxes payable	-	94	738	-	832
Total current liabilities	10,313	148,343	22,274	-	180,930
Long-term liabilities
Long-term debt, less current portion	220,000	82	-	-	220,082
Deferred income taxes	(30,541)	63,353	1,300	-	34,112
Intercompany payables	(107,973)	143,748	22,460	(58,235)	-
Other liabilities	-	20,141	635	-	20,776
Total long-term liabilities	81,486	227,324	24,395	(58,235)	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at December 31, 2008	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at December 31, 2008	-	-	-	-	-
Additional paid-in capital	72,811	72,811	23,897	(96,708)	72,811
Accumulated other comprehensive income (loss), net	(12,357)	(12,357)	(2,300)	14,657	(12,357)
Retained Earnings (Accumulated deficit)	(17,722)	32,781	(12,453)	(20,328)	(17,722)
Total stockholder's equity	42,732	93,235	9,144	(102,379)	42,732
Total liabilities and stockholder's equity	$134,531	$468,902	$55,813	$(160,614)	$498,632

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$137,610	$30,164	$(5,024)	$162,750
Cost of sales	-	121,132	27,359	(5,023)	143,468
Gross margin	-	16,478	2,805	(1)	19,282
Selling, general and administrative expenses	147	10,216	1,190	-	11,553
Operating income (loss)	(147)	6,262	1,615	(1)	7,729
Other expenses (income)
Interest expense	5,831	870	446	-	7,147
Other expense, net	-	(7)	(728)	-	(735)
Net other expense	5,831	863	(282)	-	6,412
(Loss) income before income taxes	(5,978)	5,399	1,897	(1)	1,317
(Benefit from) provision for income taxes	(1,737)	1,581	513	-	357
Net (loss) income before equity in earnings of affiliates	(4,241)	3,818	1,384	(1)	960
Equity in earnings (loss) of affiliates	5,201	1,384	-	(6,585)	-
Net income (loss)	$960	$5,202	$1,384	$(6,586)	$960

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$158,589	$38,503	$(1,866)	$195,226
Cost of sales	-	139,316	36,344	(1,860)	173,800
Gross margin	-	19,273	2,159	(6)	21,426
Selling, general and administrative expenses	143	12,131	2,436	-	14,710
Operating income (loss)	(143)	7,142	(277)	(6)	6,716
Other expenses (income)
Interest expense	5,831	1,130	684	-	7,645
Other expense, net	-	(122)	(44)	-	(166)
Net other expense	5,831	1,008	640	-	7,479
(Loss) income before income taxes	(5,974)	6,134	(917)	(6)	(763)
(Benefit from) provision for income taxes	(2,080)	2,188	105	-	213
Net (loss) income before equity in earnings of affiliates	(3,894)	3,946	(1,022)	(6)	(976)
Equity in earnings (loss) of affiliates	2,918	(1,022)	-	(1,896)	-
Net income (loss)	$(976)	$2,924	$(1,022)	$(1,902)	$(976)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$291,703	$61,097	$(10,617)	$342,183
Cost of sales	-	254,705	54,896	(10,640)	298,961
Gross margin	-	36,998	6,201	23	43,222
Selling, general and administrative expenses	292	22,867	2,687	-	25,846
Operating income (loss )	(292)	14,131	3,514	23	17,376
Other expenses (income)
Interest expense	11,662	1,761	891	-	14,314
Other expense, net	-	(42)	(611)	-	(653)
Net other expense	11,662	1,719	280	-	13,661
(Loss) income before income taxes	(11,954)	12,412	3,234	23	3,715
(Benefit from) provision for income taxes	(3,766)	4,093	843	-	1,170
Net (loss) income before equity in earnings of affiliates	(8,188)	8,319	2,391	23	2,545
Equity in earnings (loss) of affiliates	10,733	2,391	-	(13,124)	-
Net income (loss)	$2,545	$10,710	$2,391	$(13,101)	$2,545

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$326,885	$74,524	$(2,457)	$398,952
Cost of sales	-	288,889	69,979	(2,385)	356,483
Gross margin	-	37,996	4,545	(72)	42,469
Selling, general and administrative expenses	345	24,225	4,864	-	29,434
Operating income (loss)	(345)	13,771	(319)	(72)	13,035
Other expenses (income)
Interest expense	11,662	2,561	1,388	-	15,611
Other expense, net	-	(364)	(649)	-	(1,013)
Net other expense	11,662	2,197	739	-	14,598
(Loss) income before income taxes	(12,007)	11,574	(1,058)	(72)	(1,563)
(Benefit from) provision for income taxes	(4,273)	4,177	123	-	27
Net (loss) income before equity in earnings of affiliates	(7,734)	7,397	(1,181)	(72)	(1,590)
Equity in earnings (loss) of affiliates	6,144	(1,181)	-	(4,963)	-
Net income (loss)	$(1,590)	$6,216	$(1,181)	$(5,035)	$(1,590)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$2,545	$10,710	$2,391	$(13,101)	$2,545
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	587	9,994	1,371	-	11,952
Equity in loss (earnings) of affiliates	(10,733)	(2,391)	-	13,124	-
Deferred income tax (benefit) provision	(3,764)	4,019	103	-	358
Stock compensation expense	292	292	-	(292)	292
Provision for bad debts	-	(119)	(85)	-	(204)
Gain on sales and disposition of property, plant and equipment	-	(18)	(41)	-	(59)
Changes in operating assets and liabilities:
Trade accounts receivables	-	4,499	3,258	-	7,757
Inventories	-	4,842	(1,763)	(23)	3,056
Prepaid expenses, other receivables and other assets	-	(1,221)	(684)	-	(1,905)
Accounts payable and accrued and other liabilities	(1)	(8,606)	(678)	-	(9,285)
Income tax receivable/payable	-	(47)	108	-	61
Net cash (used in) provided by operating activities	(11,074)	21,954	3,980	(292)	14,568
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(12,304)	(1,618)	-	(13,922)
Proceeds from sales of of property, plant and equipment	-	462	41	-	503
Investments in subsidiaries	(292)	-	-	292	-
Net cash (used in) provided by investing activities	(292)	(11,842)	(1,577)	292	(13,419)
Cash flows from financing activities
Repayment of subordinated term loans	-	(24)	-	-	(24)
Borrowings under revolving credit facility	-	345,191	22,737	-	367,928
Repayments under revolving credit facility	-	(345,603)	(23,849)	-	(369,452)
Intercompany borrowings (repayments)	11,366	(11,081)	(285)	-	-
Net cash provided by (used in) financing activities	11,366	(11,517)	(1,397)	-	(1,548)
Effect of exchange rate changes on cash	-	1,054	(1,372)	-	(318)
Decrease in cash	-	(351)	(366)	-	(717)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$-	$290	$705	$-	$995

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(1,590)	$6,216	$(1,181)	$(5,035)	$(1,590)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	588	8,889	1,988	-	11,465
Equity in loss (earnings) of affiliates	(6,144)	1,181	-	4,963	-
Deferred income tax (benefit) provision	(4,273)	4,020	(117)	-	(370)
Stock compensation expense	334	334	-	(334)	334
(Recovery of) provision for bad debts	-	(252)	113	-	(139)
Loss on sales and disposition of property, plant and equipment	-	249	-	-	249
Changes in operating assets and liabilities
Trade accounts receivables	-	(2,554)	(5,625)	-	(8,179)
Inventories	-	(10,403)	(646)	72	(10,977)
Prepaid expenses, other receivables and other assets	-	1,352	(1,133)	-	219
Accounts payable and accrued and other liabilities	-	3,390	6,191	-	9,581
Income tax receivable/payable	-	175	210	-	385
Net cash (used in) provided by operating activities	(11,085)	12,597	(200)	(334)	978
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(10,017)	(1,190)	-	(11,207)
Proceeds from sales of of property, plant and equipment	-	312	-	-	312
A cquisition of EPF	-	542	(931)	-	(389)
Investments in subsidiaries	(334)	-	-	334	-
Net cash (used in) provided by investing activities	(334)	(9,163)	(2,121)	334	(11,284)
Cash flows from financing activities
Repayment of subordinated term loans	-	(24)	(50)	-	(74)
Borrowings under revolving credit facility	-	409,159	56,678	-	465,837
Repayments under revolving credit facility	-	(400,389)	(55,291)	-	(455,680)
Intercompany borrowings (repayments)	11,342	(11,385)	43	-	-
Deferred financing costs paid	-	(110)	-	-	(110)
Net cash (used in) provided by financing activities	11,342	(2,749)	1,380	-	9,973
Effect of exchange rate changes on cash	-	(587)	546	-	(41)
Increase (decrease) in cash	(77)	98	(395)	-	(374)
Cash
Beginning of period	77	306	925	-	1,308
End of period	$-	$404	$530	$-	$934

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

Pursuant to FIN 48, the Company has not recorded any reserves for uncertain income tax positions. Federal income tax return periods beginning as of January 1, 2004 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of June 30, 2009. The IRS is currently examining the tax year ended December 31, 2006. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense (income), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three or six months ended June 30, 2009 or 2008.

The Company’s effective income tax rate was approximately 31% and -2% for the six months ended June 30, 2009 and 2008, respectively. The effective rate for the 2008 period reflects certain foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15. Sale/leaseback Transaction

Subsequent to June 30, 2009, we completed an equipment sale/leaseback transaction with a third-party that resulted in net proceeds of approximately $2.5 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended June 30, 2009, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

  fluctuations in the equity market may adversely affect our pension plan assets and our future cash flows;

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

  we may be adversely affected by changes in interest or foreign currency exchange rates; and

  numerous other factors over which we may have limited or no control may affect our performance and profitability.

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

Reportable Segments

We currently operate principally in three reportable segments: (i) paper packaging, (ii) plastic packaging and films and (iii) coated products. The paper packaging segment produces paper packaging products used in applications such as food, charcoal, pet food, seed, concrete, and dairy packaging. The plastic packaging and films segment produces plastic packaging and films products used in applications such as chemicals, salt, building materials, lawn and garden, towel and tissue, retail food packaging and beverage overwrap. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. We evaluate segment performance based on operating income or loss.

Effective July 1, 2009, we implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. For purposes of this quarterly report, we have reported segment information reflecting the three operating segments previously established in accordance with SFAS No. 131: (i) paper packaging; (ii) plastics packaging and films and (iii) coated products. In light of our July 2009 internal reorganization, we are currently reassessing the operating segments to be reported for future periods.

Exit and Disposal Activities

     We account for costs associated with exit and disposal activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that entities recognize a liability for exit or disposal activities when the related costs are incurred.

     During the year ended December 31, 2008, we consolidated the operations of one of our plastic packaging and films segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party in February 2009, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exits costs incurred related to this facility during the three or six months ended June 30, 2009 or 2008. We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of June 30, 2009 was approximately $540,000.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian plastic packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. We do not intend to renew the lease on this facility upon its expiration in December of 2009. There were no exit costs incurred during the three or six months ended June 30, 2009 or 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2009 related to this facility was approximately $120,000.

     During the year ended December 31, 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010. In June 2008, we sublet the facility to help mitigate the cost of the remaining lease obligation. During the three and six months ended June 30, 2008, we increased our future lease obligation by $156,000 and $207,000, respectively, as a result of revising the estimate of expected future sublease income, and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the three and six months ended June 30, 2008. There were no exit costs incurred during the three or six months ended June 30, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of June 30, 2009 related to this facility was approximately $301,000.

Results of Operations

     The following presents an overview of our results of operations for the three and six months ended June 30, 2009 compared with the three and six months ended June 30, 2008.

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008

	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in millions)
Net sales	$162.8	100.0%	$195.2	100.0%	$342.2	100.0%	$398.9	100.0%
Cost of sales	143.5	88.1%	173.8	89.0%	299.0	87.4%	356.5	89.4%
Selling, general and administrative expense	11.6	7.1%	14.7	7.5%	25.8	7.5%	29.4	7.4%
Interest expense	7.1	4.4%	7.7	3.9%	14.3	4.2%	15.6	3.9%
Other (income) expense, net	(0.7)	-0.4%	(0.2)	0.0%	(0.6)	-0.2%	(1.0)	-0.3%
Income (loss)before income taxes	1.3	0.8%	(0.8)	-0.4%	3.7	1.1%	(1.6)	-0.4%
Provision for income taxes	0.3	0.2%	0.2	0.1%	1.2	0.4%	-	0.0%
Net income (loss)	$1.0	0.6%	$(1.0)	-0.5%	$2.5	0.7%	$(1.6)	-0.4%

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

     Net Sales. Net sales for the three months ended June 30, 2009 decreased by approximately $32.4 million, or 16.6%, compared with the same period in 2008. This decrease in net sales from 2008 is largely attributable to a decrease in total sales volume of 14.0%, which was related to unfavorable economic conditions in the building materials market, lower resin costs that were passed on to customers (see cost of sales discussion below) and unfavorable changes in foreign exchange rates.

     Cost of Sales. Cost of sales for the three months ended June 30, 2009 decreased by approximately $30.3 million, or 17.4%, compared with the same period in 2008. Cost of sales as a percentage of net sales decreased to 88.1% of net sales, or $143.5 million for the three months ended June 30, 2009, as compared with 89.0% of net sales, or $173.8 million for the three months ended June 30, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to improved operational efficiencies, such as higher productivity and lower waste, as well as improved material margins in our plastic packaging and films segment due to decreased resin costs as compared to the same period in 2008. Resin prices experienced significant volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.06/lb during the period from April 2009 through June 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. Changes in resin costs typically correspond to changes in energy prices, particularly natural gas, which is the primary raw material used in the production of the resins we purchase. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2009 decreased by approximately $3.1 million, or 21.1%, compared with the same period in 2008. The decrease in SG&A expense is largely due to a decrease of $1.2 million in startup and transition costs related to EAC and EPF, a decrease of $0.4 million in salaries and employee benefits, a decrease of $0.3 million in workers compensation costs due to favorable experience and other lesser decreases totaling $1.2 million across various cost categories.

     Interest Expense. Interest expense during the three months ended June 30, 2009 decreased by $0.6 million, or approximately 7.8%, compared with the same period in 2008 primarily due to a reduction in the average interest rate under our existing senior credit facility described in Note 5 to the consolidated financial statements included in this report (the “Senior Credit Facility”) as well as to a reduction in the average borrowings during the period.

     Other (Income) Expense. Other income for the three months ended June 30, 2009 increased by approximately $0.5 million compared to the same period in 2008. Other income is comprised primarily of foreign exchange gains and losses related to our Canadian and United Kingdom operations. The increase in other income is primarily due to an exchange gain recorded on our intercompany note with our United Kingdom operations, as a result of the strengthening of the British pound against the U.S. dollar from March to June 2009.

     Income Tax Expense. We recorded income tax expense for the three months ended June 30, 2009, resulting from income before income taxes, of $1.3 million. The income tax expense recorded for the same period in 2008 was based on a loss before income taxes of $0.8 million. Our effective income tax rate was approximately 27% in 2009 and -28% in 2008. The effective rate for the three months ended June 30, 2008 reflected certain foreign losses which we do not believe will result in a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

     Reportable Segments. Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of EAC and EPF being integrated during 2008, we began reporting in three segments effective October 1, 2008. Segment data for prior periods has been restated to conform to this change. Our three segments are currently paper packaging, plastic packaging and films and coated products.

     Our paper packaging segment had net sales of $67.2 million and $80.4 million, and operating income of $5.9 million and $8.7 million, for the three months ended June 30, 2009 and 2008, respectively. The decrease in net sales and operating income was due primarily to unfavorable economic conditions in the building materials market and the pet food market.

     Our plastic packaging and films segment had net sales of approximately $80.7 million and $95.8 million, and operating income of approximately $5.4 million and $2.6 million, for the three months ended June 30, 2009 and 2008, respectively. The decrease in net sales was due primarily to lower resin costs passed through to customers, decreased volume in the building materials market, and to a lesser extent, the impact of unfavorable foreign exchange rates. The increase in operating income of approximately $2.8 million, or 108%, was primarily due to improved operational efficiencies, such as higher productivity and lower waste, as well as improved material margins from decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices have increased in 2009 but not as much or as quickly as resin prices came down in the latter part of 2008. Changes in resin costs typically correspond to changes in energy prices, particularly natural gas, which is the primary raw material used in the production of the resins we use. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers.

     Our coated products segment had net sales of $14.9 million and $19.0 million, and operating income of $1.0 million and $1.6 million, for the three months ended June 30, 2009 and 2008, respectively. The decrease in net sales and operating income period over period was due to decreases in sales as a result of the ongoing unfavorable economic conditions and the impact of unfavorable foreign exchange rates.

Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

     Net Sales. Net sales for the six months ended June 30, 2009 decreased by approximately $56.7 million, or 14.2%, compared with the same period in 2008. This decrease in net sales from 2008 is largely attributable to a decrease in total sales volume of 14.2%, which was primarily related to unfavorable economic conditions in the building materials market, lower resin costs that were passed on to customers (see cost of sales discussion below) and unfavorable changes in foreign exchange rates.

     Cost of Sales. Cost of sales for the six months ended June 30, 2009 decreased by approximately $57.5 million, or 16.1%, compared with the same period in 2008. Cost of sales as a percentage of net sales decreased to 87.4% of net sales, or $299.0 million for the six months ended June 30, 2009, as compared with 89.4% of net sales, or $356.5 million for the six months ended June 30, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to improved material margin due to decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.13/lb during the period from January 2009 through June 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the benefit of these price decreases.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2009 decreased by approximately $3.6 million, or 12.2%, compared with the same period in 2008. The decrease in SG&A expense is due to a decrease of $2.6 million in startup and transition costs related to the acquisitions of EAC and EPF, a decrease of $0.5 million in severance, a decrease of $0.4 million in travel and entertainment costs, a decrease of $0.3 million in exit costs at one of our domestic plastics packaging and films facilities, a decrease of $0.3 million in loss on sales of property, plant and equipment, and other lesser decreases totaling $0.7 million across various cost categories. These decreased expenses are partially offset by an increase in salaries and related benefits of $1.0 million primarily related to increased incentive compensation under the management incentive program and an increase in professional services of $0.2 million primarily related to process improvement consulting.

     Interest Expense. Interest expense during the six months ended June 30, 2009 decreased by $1.3 million, or approximately 8.3%, compared with the same period in 2008 primarily due to a reduction in the average interest rate under our Senior Credit Facility.

     Income Tax Expense. We recorded income tax expense for the six months ended June 30, 2009, resulting from income before income taxes, of $3.7 million. The income tax expense of less than $0.1 million for the same period in 2008 was based on a loss before income taxes of $1.6 million. Our effective income tax rate was approximately 31% in 2009 and -2% in 2008. The effective rate for the period ended June 30, 2008 reflected certain foreign losses which we do not believe will result in a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

     Reportable Segments. Our paper packaging segment had net sales of $146.1 million and $168.3 million, and operating income of $13.9 million and $16.6 million, for the six months ended June 30, 2009 and 2008, respectively. The decrease in net sales and operating income was due primarily to unfavorable economic conditions in the building materials market and the pet food market.

     Our plastic packaging and films segment had net sales of approximately $167.3 million and $192.9 million, and operating income of approximately $12.5 million and $6.7 million, for the six months ended June 30, 2009 and 2008, respectively. The decrease in sales was due primarily to lower resin costs passed through to customers, decreased volume in the building materials market, and to unfavorable exchange rates. The increase in operating income of approximately $5.8 million, or 87%, was primarily due to improved material margins from decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the full benefit of these price decreases.

     Our coated products segment had net sales of $28.8 million and $37.7 million, and operating income of $1.7 million and $2.8 million, for the six months ended June 30, 2009 and 2008, respectively. The decrease in net sales and operating income period over period was due to decreases in sales related to the electronics market as a result of the ongoing unfavorable economic conditions and the impact of unfavorable foreign exchange rates.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

     Cash flows provided by operating activities for the six months ended June 30, 2009 were primarily due to cash provided from earnings of $14.9 million (net income of $2.5 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $12.0 million and a deferred income tax provision of $0.4 million). Cash provided by earnings for the six months ended June 30, 2009 was slightly offset by net unfavorable working capital. The slight net unfavorable working capital resulted primarily from an increase of $1.9 million in prepaid expenses, other receivables and other assets primarily as a result of increased rebates receivable and prepaid software maintenance licenses, and a decrease in accounts payable and accrued liabilities of $9.3 million primarily as a result of decreases in accrued health benefits, accrued bonuses and other miscellaneous accrued liabilities.

All of these items were partially offset by decreases in trade accounts receivable of $7.8 million and inventory of $3.1 million related to reductions in sales volume and resin costs.

     Cash flows used in investing activities for the six months ended June 30, 2009 and 2008 were $13.4 million and $11.3 million, respectively, primarily comprised of costs associated with capital expenditures for machinery and equipment for both periods.

     Cash flows used in financing activities for the six months ended June 30, 2009 were $1.5 million, which was primarily comprised of net repayments on our Senior Credit Facility after borrowings to fund the semi-annual interest payment on our 11.25% senior notes due 2014 (the “Notes”), operations and capital expenditures. Cash flows provided by financing activities for the six months ended June 30, 2008 were $10.0 million, primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on the Notes, the integration of the 2007 acquisitions of EAC and EPF, operations and capital expenditures.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries used $0.3 million and less than $0.1 million in cash for the six months ended June 30, 2009 and 2008, respectively.

Financing Arrangements as of June 30, 2009

     Information about our financing arrangements as of June 30, 2009, including the Notes, our Senior Credit Facility, and our term loan, is disclosed in Note 5 of the consolidated financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     As of June 30, 2009, $220.0 million of the Notes remained outstanding. In addition, for the six months ended June 30, 2009, we incurred approximately $13.0 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of June 30, 2009, approximately $73.3 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 1.8% per annum, with approximately $25.3 million available for borrowings. For the six months ended June 30, 2009, we incurred approximately $1.1 million in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The term loan had a principal balance of approximately $106,000 at June 30, 2009.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. In the second half of 2008 and continuing into 2009, global financial markets have experienced a liquidity crisis. Governments around the world have responded with funding support for their regional financial systems. Despite this government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis.

     We expect to incur a total of approximately $25.9 million in interest expense related to the Notes in 2009, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2009 will be approximately $25.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand, funds available under our Senior Credit Facility and proceeds from equipment sales/leaseback transactions. Approximately $73.3 million of borrowings were outstanding and approximately $25.3 million was available for borrowings under our Senior Credit Facility as of June 30, 2009. Management believes that, based on current and anticipated financial performance, cash flows from operations, borrowings under our Senior Credit Facility and proceeds from equipment sale/leaseback transactions will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

     Subsequent to June 30, 2009, we completed an equipment sale/leaseback transaction with a third-party that resulted in net proceeds of approximately $2.5 million after fees and deposits.

Off-Balance Sheet Arrangements

     As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at June 30, 2009:

	Payments Due by Period
Contractual Obligations	Total	2009	2010-2011	2012-2013	Beyond 2013
	(dollar amounts in millions)
Long-Term debt obligations :
Senior Notes due 2014	$220.0	$-	$-	$-	$220.0
Senior Credit Facility(1)	$73.3	$73.3	$-	$-	$-
Term loans	$0.1	$0.1	$-	$-	$-
Total debt obligations	$293.4	$73.4	$-	$-	$220.0
Pension funding obligations(2)	$18.8	$0.7	$4.4	$6.4	$7.3
Operating lease obligations	$41.5	$4.3	$12.9	$10.2	$14.1
Interest payments (3)	$123.8	$12.4	$49.5	$49.5	$12.4
Total contractual obligations	$477.5	$90.8	$66.8	$66.1	$253.8

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

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of June 30, 2009, $73.3 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 1.8% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $733,000.

     Commodity Prices. We purchase commodities, such as paper, resin, films, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of our plastic packaging and films products generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We monitor the correlation between commodity prices and our selling prices and we may consider hedging alternatives in the future to potentially reduce the effect of price fluctuations.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
Accounting Officer)

Date: August 12, 2009

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