Form 10-Q
period 2009-09-30
EXOPACK HOLDING CORP
filed 2009-11-13
CIK 1186362

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of th Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ¨ No ¨ (Not yet applicable to registrant)

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

Yes ¨ No x

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of November 13, 2009, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.
TABLE OF CONTENTS
FORM 10-Q

PART I
	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (unaudited) and 2008 (unaudited)	2
	Consolidated Statement of Stockholder’s Equity for the nine months ended September 30, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 (unaudited) and 2008 (unaudited)	4
	Notes to Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4T.	Controls and Procedures	30

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS EXOPACK HOLDING CORP. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except for share and per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash	$944	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,467 and $2,088 for 2009 and 2008, respectively)	84,178	83,122
Other receivables	2,904	2,488
Inventories	85,435	91,304
Deferred income taxes	3,364	3,970
Prepaid expenses and other current assets	3,411	2,934
Total current assets	180,236	185,530
Property, plant, and equipment, net	175,993	173,757
Deferred financing costs, net	5,583	6,740
Intangible assets, net	65,684	67,119
Goodwill	64,438	64,372
Other assets	2,284	1,114
Total assets	$494,218	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$77,583	$74,492
Accounts payable	67,463	66,362
Accrued liabilities	25,764	39,244
Income taxes payable	1,408	832
Total current liabilities	172,218	180,930
Long-term liabilities
Long-term debt, less current portion	220,046	220,082
Deferred income taxes	33,913	34,112
Other liabilities	20,596	20,776
Total long-term liabilities	274,555	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Additional paid-in capital	73,251	72,811
Accumulated other comprehensive loss, net	(8,941)	(12,357)
Accumulated deficit	(16,865)	(17,722)
Total stockholder's equity	47,445	42,732
Total liabilities and stockholder's equity	$494,218	$498,632

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	$164,923	$194,699	$507,106	$593,651
Cost of sales	146,351	176,082	445,312	532,565
Gross margin	18,572	18,617	61,794	61,086
Selling, general and administrative expenses	12,413	12,516	38,259	41,950
Operating income	6,159	6,101	23,535	19,136
Other expenses (income)
Interest expense	7,201	7,702	21,515	23,313
Other expense (income), net	211	1,473	(442)	460
Net other expenses (income)	7,412	9,175	21,073	23,773
(Loss) income before income taxes	(1,253)	(3,074)	2,462	(4,637)
Provision for (benefit from) income taxes	435	(588)	1,605	(561)
Net (loss) income	$(1,688)	$(2,486)	$857	$(4,076)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)
(in thousands of dollars, except share data)
				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2008	1	$-	$72,811	$(12,357)	$(17,722)	$42,732
Stock compensation expense	-	-	440	-	-	440
Net income	-	-	-	-	857	857
Translation adjustment	-	-	-	3,416	-	3,416
Balances at September 30, 2009	1	$-	$73,251	$(8,941)	$(16,865)	$47,445

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)
	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities
Net income (loss)	$857	$(4,076)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Depreciation and amortization	17,992	17,593
Deferred income tax provision (benefit)	270	(1,378)
Stock compensation expense	440	469
Recovery of bad debts	(558)	(135)
(Gain) loss on sales and disposition of property, plant and equipment	(24)	892
Changes in operating assets and liabilities:
Trade accounts receivable	1,275	(6,500)
Inventories	7,723	(9,314)
Prepaid expenses, other receivables and other assets	(1,794)	15
Accounts payable and accrued and other liabilities	(15,102)	(1,842)
Income tax receivable/payable	464	601
Net cash provided by (used in) operating activities	11,543	(3,675)
Cash flows from investing activities
Purchases of property, plant and equipment, including
capitalized software	(21,032)	(14,214)
Proceeds from sales of property, plant and equipment	6,886	422
Investment in joint venture	(200)	-
Acquisition of EPF	-	(389)
Net cash used in investing activities	(14,346)	(14,181)
Cash flows from financing activities
Repayment of subordinated term loans	(36)	(99)
Borrowings under revolving credit facility	547,494	738,005
Repayments of revolving credit facility	(545,130)	(720,012)
Deferred financing costs paid	-	(110)
Net cash provided by financing activities	2,328	17,784
Effect of exchange rate changes on cash	(293)	378
(Decrease) increase in cash	(768)	306
Cash
Beginning of period	1,712	1,308
End of period	$944	$1,614

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

The Company operates 17 manufacturing facilities located throughout the United States, United Kingdom and Canada. Four manufacturing facilities are in the pet food and specialty packaging segment, all of which are owned properties. Five manufacturing facilities are in the food and specialty packaging segment, of which the Company leases one (Ontario, Canada) and owns the remaining four facilities. The Company operates six manufacturing facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities. The Company also operates two manufacturing facilities in the coated products segment, both of which are leased, including one manufacturing facility in North Wales, United Kingdom. The Company operated a leased manufacturing facility located in Ontario, Canada in the food and specialty packaging segment through September 28, 2009. The Company is in the process of closing this facility and will vacate the facility in advance of the December 31, 2009 lease termination date. See Note 8.

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

Variable Interest Entity

During the third quarter of 2009, the Company entered into a joint venture agreement with a third party. The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the first quarter of 2010. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $200,000 at September 30, 2009. Subsequent to September 30, 2009, the Company invested an additional $200,000  in the VIE. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2. Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. The Company does not anticipate that the pending adoption of the standard will have a material impact on its defined benefit pension plan and other postretirement plan note disclosures.

In June 2009, the FASB issued authoritative guidance for the FASB Accounting Standards Codification™ (“ASC”), which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP). This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance in the third quarter did not have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under ASC, to amend the consolidation guidance that applies to variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The Company does not anticipate that the pending adoption of the standard will have an impact on the Company.

3. Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.

Inventories are summarized as follows:

	September 30,	December 31,
(in thousands of dollars)	2009	2008
Raw materials and supplies	$34,450	$36,440
Work in progress	11,727	11,699
Finished goods	39,258	43,165
Total inventories	$85,435	$91,304

4. Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.4 million at both September 30, 2009 and December 31, 2008.

At September 30, 2009, approximately $26.2 million, $14.0 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:
	September 30,	December 31,
(in thousands of dollars)	2009	2008
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,088	$17,036
Patents (amortized over 2-15 years)	4,262	4,262
Trademarks and trade names (amortized over 15 years)	1,180	1,157
	22,530	22,455
Accumulated amortization	(7,846)	(6,336)
Definite-lived intangible assets	14,684	16,119
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$65,684	$67,119

The increase in gross intangible assets during the nine months ended September 30, 2009 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2009 and 2008 was approximately $486,000 and $557,000, respectively, and for the nine months ended September 30, 2009 and 2008 was approximately $1.5 million and $1.6 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $506,000 for the remainder of 2009 and approximately $2.0 million for each of the years 2010 through 2013.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At September 30, 2009, approximately $77.5 million was outstanding and approximately $22.4 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2009 was approximately 1.8%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At September 30, 2009, the Company was in compliance with these restrictions.

At September 30, 2009, there were outstanding letters of credit of approximately $3.2 million under the Senior Credit Facility.

Subordinated Term Loans

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At September 30, 2009, approximately $94,000 is outstanding under this agreement.

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

The FASB revised guidance related to share based payments in December of 2004. This new guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2009 and 2008. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. The CPG Board granted 23,550 options during the nine months ended September 30, 2008 to certain of the Company’s officers and key employees. The CPG Board did not issue any options during the nine months ended September 30, 2009. The Company recorded stock compensation expense of approximately $148,000 and $135,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $440,000 and $469,000 during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $1.7 million. This compensation cost is expected to be recognized over the remaining weighted-average period of 2.9 years.

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

The following tables summarize information about stock options outstanding at September 30, 2009 (there were no stock options exercisable at September 30, 2009).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	47,900	6.0 years
$130	1,500	6.7 years
$140	7,600	7.3 years
$184	1,550	7.6 years
$163	15,050	8.0 years
$140	8,500	8.5 years
	82,100	7.2 years

			Aggregate	Weighted-average
	Options	Weighted-average	Intrinsic	Remaining
	Outstanding	Exercise Price	Value	Contractual Life
Options outstanding at December 31, 2008	84,100	$104.40
Granted	-	$-
Forfeited	(2,000)	$72.00
Options outstanding at September 30, 2009	82,100	$105.19	$3.6 million	7.2 years

There were 17,900 options available for grant at September 30, 2009 under the 2005 Stock Option Plan.

7. Employee Benefit Plans and Other Programs

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

The components of the net periodic benefit cost (income) for the Pension Plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2009 and 2008:

Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest cost	$796	$777	$2,411	$2,332
Expected return on plan assets	(669)	(916)	(2,004)	(2,750)
Amortization of net actuarial losses	156	-	497	-
Net periodic benefit cost (income)	$283	$(139)	$904	$(418)

Postretirement benefit plan
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Service cost	$7	$6	$19	$16
Interest cost	7	7	21	18
Amortization of net actuarial (gains)	(4)	(4)	(11)	(12)
Net periodic benefit cost	$10	$9	$29	$22

The Company contributed approximately $439,000 and $563,000 to the Retirement Plan during the three months ended September 30, 2009 and 2008, respectively, and approximately $961,000 and $1.3 million during the nine months ended September 30, 2009 and 2008, respectively. Contributions of approximately $275,000 are expected to be made to the Retirement Plan during the remainder of 2009. At September 30, 2009, the fair value of our Pension Plans was estimated at $41.0 million, up from $35.8 million at June 30, 2009 and $33.5 million at December 31, 2008. The Company’s minimum required contributions to the Pension Plans for fiscal year 2010 and thereafter will depend substantially upon the performance of plan assets in conjunction with current and future global market valuations.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. The Company contributed a total of approximately $247,000 and $263,000 to the Defined Contribution Plan during the three months ended September 30, 2009 and 2008, respectively, and approximately $700,000 and $757,000 during the nine months ended September 30, 2009 and 2008, respectively. Of these amounts, approximately $155,000 and $164,000 was related to the guaranteed supplemental employer contribution during the three months ended September 30, 2009 and 2008, respectively, and approximately $438,000 and $469,000 was related to the guaranteed supplemental employer contribution during the nine months ended September 30, 2009 and 2008, respectively. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers to the plan. The total expense related to the Savings Plan was approximately $41,000 and $46,000, for the three months ended September 30, 2009 and 2008, respectively, and approximately $118,000 and $134,000 for the nine months ended September 30, 2009 and 2008, respectively. During a two year transitional period ending November 30, 2009, the employees will receive a contribution from the Company of 2% of total salary or wages in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate was $11,000 and $13,000 during the three months ended September 30, 2009 and 2008, respectively, and was $35,000 and $43,000, for the nine months ended September 30, 2009 and 2008, respectively.

Exopack, LLC Savings Plan

In connection with the acquisition of Exopack in 2005, the Company adopted a defined contribution plan, the Exopack, LLC Savings Plan, covering substantially all full-time employees in the United States. Effective January 1, 2007, the Company combined the Exopack, LLC Savings Plan and the Cello-Foil 401(k) plan to form the Savings Plan for the Companies of Exopack, which covers substantially all full-time employees. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $653,000 and $731,000 for the three months ended September 30, 2009 and 2008, respectively, and was approximately $2.1 million and $2.2 million for the nine month periods ended September 30, 2009 and 2008, respectively.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of September 30, 2009, the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $390,000 and $429,000 at September 30, 2009 and December 31, 2008, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the nine month periods ended September 30, 2009 and 2008 was insignificant.

Other Benefit Plans

Since the acquisition of Exopack on October 13, 2005, the Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against predefined goals. The Company canceled the management incentive compensation plan in the third quarter of 2008 and recognized income of approximately $970,000 for the three months ended September 30, 2008 and did not recognize any charges for the nine months ended September 30, 2008. The Company recognized charges of approximately $508,000 and $3.8 million for the three and nine months ended September 30, 2009, for benefits under the management incentive compensation plan.

Voluntary Retirement Program

Subsequent to September 30, 2009, the Company extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its food and specialty packaging segment facilities. The Company received acceptance from five salaried employees and six hourly employees and expects to pay a total of approximately $800,000 to these employees over the period from October 2009 through December 2010.

8. Exit and Disposal Activities

During the year ended December 31, 2008, the Company consolidated the operations of one of its food and specialty packaging segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party in February 2009, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three or nine months ended September 30, 2009 or 2008. The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of September 30, 2009 was approximately $552,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian food and specialty packaging segment facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. The Company will not renew the lease on this facility upon its expiration in December of 2009. There were no exit costs incurred during the three or nine months ended September 30, 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2009 related to this facility was approximately $58,000. During the three and nine months ended September 30, 2009, the Company recorded $320,000 in severance costs related to the closure of this facility. The remaining severance liability related to the facility reflected in the accompanying consolidated balance sheet as of September 30, 2009 was approximately $278,000.

During the year ended December 31, 2006, the Company ceased production at the pouch production facility of one of its plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010. In June 2008, the Company sublet the facility to help mitigate the cost of the remaining lease obligation. During the nine months ended September 30, 2008, the Company increased its future lease obligation by $208,000, as a result of revising the estimate of expected future sublease income, and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations. There were no exit costs incurred during the three or nine months ended September 30, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2009 related to this facility was approximately $228,000.

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

10. Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net (loss) income	$(1,688)	$(2,486)	$857	$(4,076)
Translation adjustment	1,108	(1,454)	3,416	(2,260)
Comprehensive (loss) income	$(580)	$(3,940)	$4,273	$(6,336)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the nine months ended September 30, 2009.

	Foreign		Accumulated
	Currency	Defined	Other
	Translation	Benefit Plan	Comprehensive
(in thousands of dollars)	Adjustment	Adjustments	Loss
Balance at December 31, 2008	$(4,750)	$(7,607)	$(12,357)
Year-to-date net change	3,416	-	3,416
Balance at September 30, 2009	$(1,334)	$(7,607)	$(8,941)

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

The Company incurred management fees and other related expenses under the management services agreement of approximately $320,000 and $379,000 during the three months ended September 30, 2009 and 2008, respectively, and approximately $1.1 million during both of the nine month periods ended September 30, 2009 and 2008. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. The Company is also obligated to reimburse Sun Capital Management for all out-of-pocket expenses incurred in connection with the performance of the services related to the applicable corporate event under the agreement. No such expenses were incurred during the three or nine months ended September 30, 2009 or 2008 under this portion of the agreement.

12. Segments and Significant Customers Segments

The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information, by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While the Company considers all of these factors, the Company believes that the most significant factors are the nature of its products, the nature of the production process and the type of customers served.

Prior to the Company’s fourth quarter of 2008, the Company determined that it operated in two reportable segments. After the 2007 acquisitions of EAC and EPF, the Company began integration of these acquired businesses and during 2008 reassessed its segment reporting. As of the fourth quarter of 2008, the Company determined that its operations consisted of three reportable segments: (i) paper packaging, (ii) plastic packaging and films, and (iii) coated products. Effective July 1, 2009, the Company implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. As a result of this change, the Company reassessed its segment reporting in the third quarter of 2009 and determined that its operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The food and specialty packaging segment produces products used in applications such as beverage, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, and food ingredient packaging. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. Certain amounts in the prior year have been restated to present this four-segment approach.

The Company evaluates performance based on profit or loss from operations. For the three and nine months ended September 30, 2009 and 2008 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Pet Food and Specialty	$1,098	$805	$3,345	$2,737
Food and Specialty	2,244	2,192	7,075	6,422
Performance Packaging	1,130	1,153	3,972	4,016
Total Allocations	$4,472	$4,150	$14,392	$13,175

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three or nine months ended September 30, 2009 and 2008.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2009 and 2008.

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues from external customers:
Pet food and specialty	$54,607	$65,654	$176,071	$200,052
Food and specialty	51,366	59,793	160,742	182,246
Performance packaging	40,043	50,267	122,553	154,656
Coated products	18,907	18,985	47,740	56,697
Total	$164,923	$194,699	$507,106	$593,651

Intersegment revenues:
Pet food and specialty	$412	$405	$1,371	$1,281
Food and specialty	5,483	3,172	15,560	6,864
Performance packaging	97	419	828	1,394
Coated products	-	-	-	-
Total	$5,992	$3,996	$17,759	$9,539

Operating income (loss):
Pet food and specialty	$5,852	$6,227	$19,796	$21,208
Food and specialty	1,352	724	8,670	1,249
Performance packaging	2,189	1,889	7,335	9,642
Coated products	2,042	1,810	3,715	4,567
Corporate	(5,276)	(4,549)	(15,981)	(17,530)
Total	6,159	6,101	23,535	19,136
Interest expense - Corporate	7,201	7,702	21,515	23,313
Other expense (income), net:
Pet food and specialty	(7)	280	313	449
Food and specialty	241	818	(502)	(599)
Performance packaging	12	(22)	121	292
Coated products	38	362	(337)	272
Corporate	(73)	35	(37)	46
Total	211	1,473	(442)	460
(Loss) income before income taxes	$(1,253)	$(3,074)	$2,462	$(4,637)

Significant Customers

As a result of the consolidation of two previously existing customers during 2007 within the Company’s pet food and specialty segment, one customer accounted for 11.6% and 11.5% of the Company’s net sales during the nine months ended September 30, 2009 and 2008, respectively.

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

The following consolidating financial statements present the balance sheets as of September 30, 2009 and December 31, 2008, the statements of operations for the three and nine months ended September 30, 2009 and 2008, and the statements of cash flows for the nine months ended September 30, 2009 and 2008, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2009
		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$560	$384	$-	$944
Trade accounts receivable (net of allowance for uncollectible accounts of $1,467)	-	68,060	16,118	-	84,178
Other receivables	-	1,768	1,136	-	2,904
Inventories	-	67,669	18,023	(257)	85,435
Deferred income taxes	-	3,345	19	-	3,364
Prepaid expenses and other current assets	-	1,998	1,413	-	3,411
Total current assets	-	143,400	37,093	(257)	180,236
Property, plant, and equipment, net	-	152,155	23,838	-	175,993
Deferred financing costs, net	5,092	491	-	-	5,583
Intangible assets, net	-	64,997	687	-	65,684
Goodwill	-	63,718	720	-	64,438
Investment in subsidiaries	109,798	12,544	-	(122,342)	-
Intercompany receivables	35,640	23,215	(536)	(58,319)	-
Other assets	-	1,900	384	-	2,284
Total assets	$150,530	$462,420	$62,186	$(180,918)	$494,218
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$70,326	$7,257	$-	$77,583
Accounts payable	-	54,119	13,344	-	67,463
Accrued liabilities	4,125	18,565	3,074	-	25,764
Income taxes payable	-	131	1,277	-	1,408
Total current liabilities	4,125	143,141	24,952	-	172,218
Long-term liabilities
Long-term debt, less current portion	220,000	46	-	-	220,046
Deferred income taxes	(36,306)	68,740	1,479	-	33,913
Intercompany payables	(84,734)	120,509	22,544	(58,319)	-
Other liabilities	-	19,929	667	-	20,596
Total long-term liabilities	98,960	209,224	24,690	(58,319)	274,555
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,251	73,251	23,897	(97,148)	73,251
Accumulated other comprehensive (loss) income, net	(8,941)	(8,941)	(1,159)	10,100	(8,941)
(Accumulated deficit) Retained Earnings	(16,865)	45,745	(10,194)	(35,551)	(16,865)
Total stockholder's equity	47,445	110,055	12,544	(122,599)	47,445
Total liabilities and stockholder's equity	$150,530	$462,420	$62,186	$(180,918)	$494,218

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008
		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$641	$1,071	$-	$1,712
Trade accounts receivable (net of allowance for uncollectible accounts of $2,088)	-	66,983	16,139	-	83,122
Other receivables	-	2,042	446	-	2,488
Inventories	-	76,906	14,715	(317)	91,304
Deferred income taxes	-	3,953	17	-	3,970
Prepaid expenses and other current assets	-	1,848	1,086	-	2,934
Total current assets	-	152,373	33,474	(317)	185,530
Property, plant, and equipment, net	-	152,487	21,270	-	173,757
Deferred financing costs, net	5,973	767	-	-	6,740
Intangible assets, net	-	66,457	662	-	67,119
Goodwill	-	63,718	654	-	64,372
Investment in subsidiaries	92,918	9,144	-	(102,062)	-
Intercompany receivables	35,640	22,945	(350)	(58,235)	-
Other assets	-	1,011	103	-	1,114
Total assets	$134,531	$468,902	$55,813	$(160,614)	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,858	$6,634	$-	$74,492
Accounts payable	-	56,030	10,332	-	66,362
Accrued liabilities	10,313	24,361	4,570	-	39,244
Income taxes payable	-	94	738	-	832
Total current liabilities	10,313	148,343	22,274	-	180,930
Long-term liabilities
Long-term debt, less current portion	220,000	82	-	-	220,082
Deferred income taxes	(30,541)	63,353	1,300	-	34,112
Intercompany payables	(107,973)	143,748	22,460	(58,235)	-
Other liabilities	-	20,141	635	-	20,776
Total long-term liabilities	81,486	227,324	24,395	(58,235)	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,811	72,811	23,897	(96,708)	72,811
Accumulated other comprehensive (loss) income, net	(12,357)	(12,357)	(2,300)	14,657	(12,357)
(Accumulated deficit) Retained Earnings	(17,722)	32,781	(12,453)	(20,328)	(17,722)
Total stockholder's equity	42,732	93,235	9,144	(102,379)	42,732
Total liabilities and stockholder's equity	$134,531	$468,902	$55,813	$(160,614)	$498,632

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$138,270	$31,723	$(5,070)	$164,923
Cost of sales	-	122,506	28,953	(5,108)	146,351
Gross margin	-	15,764	2,770	38	18,572
Selling, general and administrative expens es	148	10,501	1,764	-	12,413
Operating (loss) income	(148)	5,263	1,006	38	6,159
Other expenses (income)
Interest expense	5,831	978	392	-	7,201
Other expense, net	-	(158)	369	-	211
Net other expense	5,831	820	761	-	7,412
(Loss) income before income taxes	(5,979)	4,443	245	38	(1,253)
(Benefit from) provision for income taxes	(1,999)	2,057	377	-	435
Net (loss) income before equity in earnings of affiliates	(3,980)	2,386	(132)	38	(1,688)
Equity in earnings (loss) of affiliates	2,292	(132)	-	(2,160)	-
Net (loss) income	$(1,688)	$2,254	$(132)	$(2,122)	$(1,688)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$161,231	$36,557	$(3,089)	$194,699
Cost of sales	-	146,042	33,109	(3,069)	176,082
Gross margin	-	15,189	3,448	(20)	18,617
Selling, general and administrative expenses	135	10,651	1,730	-	12,516
Operating (loss) income	(135)	4,538	1,718	(20)	6,101
Other expenses (income)
Interest expense	5,831	1,378	493	-	7,702
Other expense, net	-	(65)	1,538	-	1,473
Net other expense	5,831	1,313	2,031	-	9,175
(Loss) income before income taxes	(5,966)	3,225	(313)	(20)	(3,074)
(Benefit from) provision for income taxes	(2,075)	1,091	396	-	(588)
Net (loss) income before equity in earnings of affiliates	(3,891)	2,134	(709)	(20)	(2,486)
Equity in earnings (loss) of affiliates	1,405	(709)	-	(696)	-
Net (loss) income	$(2,486)	$1,425	$(709)	$(716)	$(2,486)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$429,973	$92,820	$(15,687)	$507,106
Cost of sales	-	377,211	83,849	(15,748)	445,312
Gross margin	-	52,762	8,971	61	61,794
Selling, general and administrative expens es	440	33,368	4,451	-	38,259
Operating (loss) income	(440)	19,394	4,520	61	23,535
Other expenses (income)
Interest expense	17,493	2,739	1,283	-	21,515
Other expense, net	-	(200)	(242)	-	(442)
Net other expense	17,493	2,539	1,041	-	21,073
(Loss) income before income taxes	(17,933)	16,855	3,479	61	2,462
(Benefit from) provision fo r income taxes	(5,765)	6,150	1,220	-	1,605
Net (loss) income before equity in earnings of affiliates	(12,168)	10,705	2,259	61	857
Equity in earnings (loss) o f affiliates	13,025	2,259	-	(15,284)	-
Net income (loss)	$857	$12,964	$2,259	$(15,223)	$857

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$488,116	$111,081	$(5,546)	$593,651
Cost of sales	-	434,931	103,088	(5,454)	532,565
Gross margin	-	53,185	7,993	(92)	61,086
Selling, general and administrative expens es	480	34,876	6,594	-	41,950
Operating (loss) income	(480)	18,309	1,399	(92)	19,136
Other expenses (income)
Interest expense	17,493	3,939	1,881	-	23,313
Other expense, net	-	(429)	889	-	460
Net other expense	17,493	3,510	2,770	-	23,773
(Loss) income before income taxes	(17,973)	14,799	(1,371)	(92)	(4,637)
(Benefit from) provision for income taxes	(6,348)	5,268	519	-	(561)
Net (loss) income before equity in earnings of affiliates	(11,625)	9,531	(1,890)	(92)	(4,076)
Equity in earnings (loss) of affiliates	7,549	(1,890)	-	(5,659)	-
Net (loss) income	$(4,076)	$7,641	$(1,890)	$(5,751)	$(4,076)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$857	$12,964	$2,259	$(15,223)	$857
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	881	14,815	2,296	-	17,992
Equity in loss (earnings) of affiliates	(13,025)	(2,259)	-	15,284	-
Deferred income tax (benefit) provision	(5,765)	5,995	40	-	270
Stock compensation expense	440	440	-	(440)	440
Provision for bad debts	-	(483)	(75)	-	(558)
(Gain) loss on sales and disposition of property, plant and equipment	-	17	(41)	-	(24)
Changes in operating assets and liabilities:
Trade accounts receivables	-	(594)	1,869	-	1,275
Inventories	-	9,238	(1,454)	(61)	7,723
Prepaid expenses, other receivables and other assets	-	(993)	(801)	-	(1,794)
Accounts payable and accrued and other liabilities	(6,188)	(8,545)	(369)	-	(15,102)
Income tax receivable/payable	-	37	427	-	464
Net cash (used in) provided by operating activities	(22,800)	30,632	4,151	(440)	11,543
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(18,555)	(2,477)	-	(21,032)
Proceeds from sales of property, plant and equipment	-	6,845	41	-	6,886
Investment in joint venture	-	(200)	-	-	(200)
Investments in subsidiaries	(440)	-	-	440	-
Net cash (used in) provided by investing activities	(440)	(11,910)	(2,436)	440	(14,346)
Cash flows from financing activities
Repayment of subordinated term loans	-	(36)	-	-	(36)
Borrowings under revolving credit facility	-	519,119	28,375	-	547,494
Repayments of revolving credit facility	-	(516,652)	(28,478)	-	(545,130)
Intercompany borrowings (repayments)	23,240	(23,510)	270	-	-
Net cash provided by (used in) financing activities	23,240	(21,079)	167	-	2,328
Effect of exchange rate changes on cash	-	2,276	(2,569)	-	(293)
Decrease in cash	-	(81)	(687)	-	(768)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$-	$560	$384	$-	$944

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(4,076)	$7,641	$(1,890)	$(5,751)	$(4,076)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	881	13,911	2,801	-	17,593
Equity in loss (earnings) of affiliates	(7,549)	1,890	-	5,659	-
Deferred income tax (benefit) provision	(6,349)	5,230	(259)	-	(1,378)
Stock compensation expense	469	469	-	(469)	469
(Recovery of) provision for bad debts	-	(273)	138	-	(135)
Loss (gain) on sales and disposition of property, plant and equipment	-	921	(29)	-	892
Changes in operating assets and liabilities
Trade accounts receivables	-	(2,175)	(4,325)	-	(6,500)
Inventories	-	(7,129)	(2,277)	92	(9,314)
Prepaid expenses, other receivables and other assets	-	1,520	(1,505)	-	15
Accounts payable and accrued and other liabilities	(6,187)	203	4,142	-	(1,842)
Income tax receivable/payable	-	33	568	-	601
Net cash (used in) provided by operating activities	(22,811)	22,241	(2,636)	(469)	(3,675)
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	-	(12,178)	(2,036)	-	(14,214)
Proceeds from sales of property, plant and equipment	-	311	111	-	422
Acquisition of EPF	-	542	(931)	-	(389)
Investments in subsidiaries	(469)	-	-	469	-
Net cash (used in) provided by investing activities	(469)	(11,325)	(2,856)	469	(14,181)
Cash flows from financing activities
Repayment of subordinated term loans	-	(35)	(64)	-	(99)
Borrowings under revolving credit facility	-	647,050	90,955	-	738,005
Repayments of revolving credit facility	-	(635,795)	(84,217)	-	(720,012)
Intercompany borrowings (repayments)	23,203	(20,766)	(2,437)	-	-
Deferred financing costs paid	-	(110)	-	-	(110)
Net cash (used in) provided by financing activities	23,203	(9,656)	4,237	-	17,784
Effect of exchange rate changes on cash	-	(1,128)	1,506	-	378
(Decrease) increase in cash	(77)	132	251	-	306
Cash
Beginning of period	77	306	925	-	1,308
End of period	$-	$438	$1,176	$-	$1,614

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

Pursuant to FASB guidance related to uncertainty of income tax, the Company has analyzed its tax positions and has determined that no reserves for uncertain income tax positions is needed. Federal income tax return periods beginning as of January 1, 2005 are open for the Company and its predecessor companies; however, the Internal Revenue Service (“IRS”) has completed examinations of the tax years ended December 31, 2004 and 2003 for Exopack’s predecessor company and of all periods through July 14, 2005 for Cello-Foil Products, Inc.’s separate returns. There are no tax obligations related to these completed IRS examinations as of September 30, 2009. The IRS field agents concluded their examination of the tax year ended December 31, 2006 on November 6, 2009 with no further adjustments other than the immaterial temporary differences previously accounted for in the year ended December 31, 2008. The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense (income), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no interest and penalties associated with unrecognized tax benefits for the three or nine months ended September 30, 2009 or 2008.

The Company’s effective income tax rate was approximately 65% and 12% for the nine months ended September 30, 2009 and 2008, respectively. The effective rate for the 2009 and 2008 periods reflect certain foreign losses which we do not believe will result in a tax benefit. In addition, the 2009 period reflects the impact of a $642,000 out of period non cash charge for unfavorable return to provisions true-ups primarily related to “deemed dividends” which were made to the U.S. under Section 956 of the Internal Revenue Code in 2008.  Management has evaluated this out of period non cash charge, which reduced deferred tax assets, and determined that it is not material to either 2009 or 2008. The jurisdiction in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15. Sale/leaseback Transactions

During the three months ended September 30, 2009, we completed two equipment sale/leaseback transactions with a third-party that resulted in net proceeds of approximately $6.0 million, after fees and deposits. The equipment sold consisted of an extrusion asset and press that were purchased during 2009. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended September 30, 2009, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

Transactions Relating to Our Formation

     Between July and October of 2005, an affiliate of Sun Capital Partners, Inc. (“Sun Capital”) sponsored a series of transactions involving three flexible packaging businesses consisting of Cello-Foil Products, Inc. (“Cello-Foil”), The Packaging Group (“TPG”) and Exopack Holding Corporation (“Exopack”) that resulted in the ultimate formation of our company. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.” The net cost of the Consolidation and related transactions, including the refinancing of Exopack, Cello-Foil and TPG debt and the payment of related fees, commissions and expenses, was approximately $312.6 million, net of cash acquired.

Reportable Segments

     Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of EAC and EPF being integrated during 2008, we began reporting in three segments effective October 1, 2008. Effective July 1, 2009, we implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. As a result of this change, we reassessed our segment reporting in the third quarter of 2009 and determined that our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The food and specialty packaging segment produces products used in applications such as beverage, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, and food ingredient packaging. The coated products segment produces precision coated films, foils, fabrics and other substrates used in the electronic and engineered films business. We evaluate segment performance based on operating income or loss. Segment data for prior periods have been restated to conform to this change.

Exit and Disposal Activities

     During the year ended December 31, 2008, we consolidated the operations of one of our food and specialty packaging segment facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party in February 2009, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three or nine months ended September 30, 2009 or 2008. We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of September 30, 2009 was approximately $552,000.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian food and specialty packaging segment facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. We will not renew the lease on this facility upon its expiration in December of 2009. There were no exit costs incurred during the three or nine months ended September 30, 2008 related to this facility. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2009 related to this facility was approximately $58,000. During the three and nine months ended September 30, 2009 we recorded $320,000 in severance costs related to the closure of this facility. The remaining severance liability related to this facility reflected in the accompanying consolidated balance sheet as of September 30, 2009 was approximately $278,000.

related to this facility reflected in the accompanying consolidated balance sheet as of September 30, 2009 was approximately $278,000.

     During the year ended December 31, 2006, we ceased production at the pouch production facility of one of our plastic-based packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010. In June 2008, we sublet the facility to help mitigate the cost of the remaining lease obligation. During the nine months ended September 30, 2008, we increased our future lease obligation by $208,000, as a result of revising the estimate of expected future sublease income, and this charge was reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations for the nine months ended September 30, 2008. There were no exit costs incurred during the three or nine months ended September 30, 2009. The remaining lease obligation reflected in the accompanying consolidated balance sheet as of September 30, 2009 related to this facility was approximately $228,000.

Results of Operations

     The following presents an overview of our results of operations for the three and nine months ended September 30, 2009 compared with the three and nine months ended September 30, 2008.

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

	Three Months Ended
	September 30, 2009		September 30, 2008
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in millions )
Net sales	$164.9	100.0%	$194.7	100.0%
Cost of sales	146.4	88.8%	176.1	90.4%
Selling, general and administrative expense	12.4	7.5%	12.5	6.4%
Interest expense	7.2	4.4%	7.7	4.0%
Other expense (income), net	0.2	0.1%	1.5	0.8%
(Loss) income before income taxes	(1.3)	-0.8%	(3.1)	-1.6%
Provision for income taxes	0.4	0.2%	(0.6)	-0.3%
Net (loss) income	$(1.7)	-1.0%	$(2.5)	-1.3%

     Net Sales. Net sales for the three months ended September 30, 2009 decreased by approximately $29.8 million, or 15.3%, compared with the same period in 2008. This decrease in net sales from 2008 is largely attributable to a decrease in total sales volume of 12.3%, primarily related to unfavorable economic conditions in several markets, especially in the building materials market, lower resin costs that were passed on to customers (see cost of sales discussion below), increased customer focus on working capital positions and unfavorable changes in foreign exchange rates.

     Cost of Sales. Cost of sales for the three months ended September 30, 2009 decreased by approximately $29.7 million, or 16.9%, compared with the same period in 2008. Cost of sales as a percentage of net sales decreased to 88.8% of net sales, or $146.4 million for the three months ended September 30, 2009, as compared with 90.4% of net sales, or $176.1 million for the three months ended September 30, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to improved operational efficiencies, such as higher productivity and lower waste, as well as improved material margins in our food and specialty packaging and performance packaging segments due to decreased resin costs as compared to the same period in 2008. Resin prices experienced significant volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.10/lb during the period from April 2009 through September 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. Changes in resin costs typically correspond to changes in energy prices, particularly natural gas, which is the primary raw material used in the production of the resins we purchase. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2009 decreased by approximately $0.1 million, or 1.0%, compared with the same period in 2008. The decrease in SG&A expense is mostly due to a decrease of $0.6 million in loss on sales and dispositions of property, plant and equipment, a decrease of $0.4 million in startup and transition costs related to EAC and EPF, a decrease of $0.3 million in bad debt expense, a decrease of $0.2 million in travel and entertainment costs and other lesser decreases totaling $0.4 million across several cost categories. These decreased expenses were largely offset by an increase in salaries and benefits of $1.4 million, primarily related to increased incentive compensation under our management incentive program, and increased fees for professional services of $0.4 million primarily related to process improvement consulting.

our management incentive program, and increased fees for professional services of $0.4 million primarily related to process improvement consulting.

     Interest Expense. Interest expense during the three months ended September 30, 2009 decreased by $0.5 million, or approximately 6.5%, compared with the same period in 2008 primarily due to a reduction in average borrowings during the period as well as a reduction in the average interest rate under our existing senior credit facility described in Note 5 to the consolidated financial statements included in this report (the “Senior Credit Facility”).

     Other (Income) Expense. Other expense for the three months ended September 30, 2009 decreased by approximately $1.3 million compared to the same period in 2008. Other expense is comprised primarily of foreign exchange gains and losses related to our Canadian and United Kingdom operations. The decrease in other expense for the three months ended September 30, 2009 is primarily due to a decrease in the exchange loss recorded on our intercompany note with our United Kingdom operations, reduced exchange losses related to our Canadian operations and insurance proceeds of approximately $0.1 million related to a business interruption claim.

     Income Tax Expense. We recorded income tax expense for the three months ended September 30, 2009, resulting from a loss before income taxes of $1.2 million. The income tax expense recorded for the same period in 2008 was based on a loss before income taxes of $3.1 million. Our effective income tax rate was approximately -35% in 2009 and 19% in 2008. The effective rates for the three month periods ended September 30, 2009 and 2008 reflected certain foreign losses which we do not believe will result in a tax benefit. In addition the 2009 period reflects the impact of a $0.6 million out of period non cash charge for unfavorable return to provisions true-ups related primarily to “deemed dividends” which were made to the U.S. under Section 956 of the Internal Revenue Code in 2008. We have evaluated this out of period non cash charge, which reduced deferred tax assets, and determined that it is not material to either 2009 or 2008.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

     Reportable Segments. Our pet food and specialty packaging segment had net sales of $54.6 million and $65.7 million, and operating income of $5.9 million and $6.2 million, for the three months ended September 30, 2009 and 2008, respectively. The decrease in net sales was primarily due to certain customers in the pet food market launching new products and working through existing stock inventories and to a lesser extent a later harvest season that impacted seed business releases. The decrease in operating income was due to the decrease in net sales and increased incentive compensation under our management incentive program partially offset by improved operational efficiencies, such as higher productivity and lower waste.

     Our food and specialty packaging segment had net sales of $51.4 million and $59.8 million, and operating income of $1.4 million and $0.7 million, for the three months ended September 30, 2009 and 2008, respectively. The decrease in net sales was due primarily to decreased volume in the retail food market, and to a lesser extent the impact of unfavorable foreign exchange rates. The increase in operating income of approximately $0.7 million, or 100%, was primarily due to improved material margins and improved operational efficiencies, such as higher productivity and lower waste, partially offset by increased incentive compensation under our management incentive program.

     Our performance packaging segment had net sales of $40.0 million and $50.3 million, and operating income of $2.2 million and $1.9 million, for the three months ended September 30, 2009 and 2008, respectively. The decrease in net sales was primarily due to decreased volume in the building materials market. The slight increase in operating income of approximately $0.3 million was primarily due to improved material margins.

     Our coated products segment had net sales of $18.9 million and $19.0 million, and operating income of $2.0 million and $1.8 million for the three months ended September 30, 2009 and 2008, respectively. The slight decrease in net sales was primarily a result of the ongoing unfavorable economic conditions and the impact of unfavorable foreign exchange rates. The slight increase in operating income of approximately $0.2 million was primarily due to reduced selling, general and administrative expenses, partially offset by the impact of unfavorable foreign exchange rates.

     Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $0.7 million for the three months ended September 30, 2009 as compared with the same period in 2008. The increase in corporate operating loss is largely the result of increased incentive compensation under our management incentive program and increased professional services primarily related to process improvement consulting, partially offset by reduced startup and transition costs related to EAC and EPF and favorable bad debt expense.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

	Nine Months Ended
	September 30, 2009		September 30, 2008
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in millions )
Net sales	$507.1	100.0%	$593.7	100.0%
Cost of sales	445.3	87.8%	532.6	89.7%
Selling, general and administrative expense	38.3	7.6%	42.0	7.1%
Interest expense	21.5	4.2%	23.3	3.9%
Other expense (income), net	(0.5)	-0.1%	0.5	0.1%
(Loss) income before income taxes	2.5	0.5%	(4.7)	-0.8%
Provision for income taxes	1.6	0.3%	(0.6)	-0.1%
Net (loss) income	$0.9	0.2%	$(4.1)	-0.7%

     Net Sales. Net sales for the nine months ended September 30, 2009 decreased by approximately $86.6 million, or 14.6%, compared with the same period in 2008. This decrease in net sales from 2008 is largely attributable to a decrease in total sales volume of 13.6%, primarily related to unfavorable economic conditions in several markets, especially in the building materials market, lower resin costs that were passed on to customers (see cost of sales discussion below) and unfavorable changes in foreign exchange rates.

     Cost of Sales. Cost of sales for the nine months ended September 30, 2009 decreased by approximately $87.3 million, or 16.4%, compared with the same period in 2008. Cost of sales as a percentage of net sales decreased to 87.8% of net sales, or $445.3 million for the nine months ended September 30, 2009, as compared with 89.7% of net sales, or $532.6 million for the nine months ended September 30, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to improved material margin due to decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.17/lb during the period from January 2009 through September 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the benefit of these price decreases.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the nine months ended September 30, 2009 decreased by approximately $3.7 million, or 8.8%, compared with the same period in 2008. The decrease in SG&A expense was largely due to a decrease of $2.9 million in startup and transition costs related to EAC and EPF, a decrease of $0.9 million in loss on sales and dispositions of property, plant and equipment, a decrease of $0.7 million in travel and entertainment costs, a decrease of $0.5 million in severance, a decrease of $0.4 million in bad debt expense, a decrease of $0.3 million in exit costs at one of our domestic pouch facilities, a decrease in workers compensation expense due to favorable claims experience of $0.2 million and other lesser decreases totaling $0.9 million across several cost categories. These decreased expenses were partially offset by an increase in salaries and benefits of $2.6 million, primarily attributable to increased incentive compensation under our management incentive program and increased fees for professional services of $0.5 million primarily related to process improvement consulting.

     Interest Expense. Interest expense during the nine months ended September 30, 2009 decreased by $1.8 million, or approximately 7.7%, compared with the same period in 2008 primarily due to a reduction in average borrowings during the period as well as a reduction in the average interest rate under our Senior Credit Facility.

     Other (Income) Expense. Other income for the nine months ended September 30, 2009 increased by approximately $1.0 million compared to the same period in 2008. Other income is comprised primarily of foreign exchange gains and losses related to our Canadian and United Kingdom operations. The increase in other income is primarily due to an exchange gain recorded on our intercompany note with our United Kingdom operations during the nine months ended September 30, 2009 as a result of the overall strengthening of the British pound against the United States dollar compared to an exchange loss on our intercompany note with our United Kingdom operations for the nine months ended September 30, 2008 as a result of the overall weakening of the British pound against the United States dollar.

     Income Tax Expense. We recorded income tax expense for the nine months ended September 30, 2009, resulting from income before income taxes, of $2.5 million. The income tax benefit of $0.6 million for the same period in 2008 was based on a loss before income taxes of $4.7 million. Our effective income tax rate was approximately 65% in 2009 and 12% in 2008. The effective rates for the nine month periods ended September 30, 2009 and 2008 reflected certain foreign losses which we do not believe will result in a tax benefit. In addition the 2009 period reflects the impact of certain a $0.6 million out of period non cash charge for unfavorable return to provisions true-ups primarily related to “deemed dividends” which were made to the U.S. under Section 956 of the Internal Revenue Code in 2008. We have evaluated this out of period non cash charge, which reduced deferred tax assets, and determined that it is not material to either 2009 or 2008.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

     Reportable Segments. Our pet food and specialty packaging segment had net sales of approximately $176.1 million and $200.1 million, and operating income of $19.8 million and $21.2 million, for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net sales was primarily due to certain customers in the pet food market launching new products and working through existing stock inventories and to a lesser extent a later harvest season that impacted seed business releases. The decrease in operating income was due to the decrease in net sales and increased incentive compensation under our management incentive program partially offset by improved operational efficiencies, such as higher productivity and lower waste.

     Our food and specialty packaging segment had net sales of approximately $160.7 million and $182.2 million for the nine months ending September 30, 2009 and 2008, respectively. The food and specialty packaging segment had operating income of $8.7 million and $1.2 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net sales period over period was primarily due to decreased volume in the retail food market, and to a lesser extent, unfavorable foreign exchange rates. The increase in operating income was due to improved material margins due to decreased resin costs as compared to the same period in 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.17/lb during the period from January 2009 through September 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to realize the benefit of these price decreases. The increase in operating income period over period was also due, to a lesser extent, to improved operational efficiencies, such as higher productivity and lower waste, partially offset by increased incentive compensation under our management incentive program.

     Our performance packaging segment had net sales of approximately $122.6 million and $154.7 million, and operating income of approximately $7.3 million and $9.6 million for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net sales and operating income was due primarily to unfavorable economic conditions in the building materials market.

     Our coated products segment had net sales of $47.7 million and $56.7 million, and operating income of $3.7 million and $4.6 million, for the nine months ended September 30, 2009 and 2008, respectively. The decrease in net sales and operating income was due to decreases in sales related to the electronics market as a result of the ongoing unfavorable economic conditions and the impact of unfavorable foreign exchange rates.

     Corporate operating loss, which includes certain unallocated corporate costs, decreased approximately $1.5 million for the nine months ended September 30, 2009 as compared with the same period in 2008. The decrease in corporate operating loss is primarily due to decreased startup and transition costs related to EAC and EPF, favorable bad debt expense and decreased exit activity costs, partially offset by increased incentive compensation under our management incentive program and increased professional services primarily related to process improvement consulting.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

     Cash flows provided by operating activities for the nine months ended September 30, 2009 were primarily due to cash provided by earnings partially offset by the payment of interest on our 11.25% senior notes due 2014 (the “Notes”) and negative working capital trends. Cash provided by earnings were $19.0 million (net income of $0.9 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $18.0 million and other non-cash items that net to $0.1 million, including stock compensation expense, deferred income tax provision, recovery of bad debt and gain on sales and disposition of property, plant and equipment). The negative working capital trend was largely attributable to a decrease in accounts payable and accrued and other liabilities of $8.9 million (excluding interest on the notes), which were primarily comprised of decreases in accrued health benefits, accrued salaries and incentive benefits and accrued rebates. To a lesser extent, the negative working capital trend was also attributable to an increase of $1.8 million in prepaid assets, other receivables and other assets due to increases in foreign goods and services tax receivables and capitalized software costs. These items were partially offset by decreases in inventories of $7.7 million and trade accounts receivable of $1.3 million, as a result of the decrease in sales volume in 2009.

     Cash flows used in investing activities for the nine months ended September 30, 2009 and 2008 were $14.3 million and $14.2 million, respectively. Cash flows used in investing activities for both periods were primarily comprised of costs associated with capital expenditures for property, plant and equipment of $21.0 million and $14.2 million for the nine months ending September 30, 2009 and 2008, respectively, partially offset by proceeds from sales of property, plant and equipment of $6.9 million for the nine months ended September 30, 2009.

     Cash flows provided by financing activities for the nine months ended September 30, 2009 and 2008 were $2.3 million and $17.8 million, respectively. Cash flows provided by financing activities for both periods were primarily comprised of net borrowings on our Senior Credit Facility after repayments to fund the semi-annual interest payments of $12.4 million due each January and July 31st on our Notes, and to fund operations and capital expenditures. A portion of our borrowings for the nine months ended September 30, 2009 were also used to fund start-up and transition costs related to the acquisitions of EAC and EPF.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries used $0.3 million and provided $0.4 million in cash for the nine months ended September 30, 2009 and 2008, respectively.

Financing Arrangements as of September 30, 2009

     Information about our financing arrangements as of September 30, 2009, including the Notes, our Senior Credit Facility, and our term loan, is disclosed in Note 5 of the consolidated financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

     As of September 30, 2009, $220.0 million of the Notes remained outstanding. In addition, for the nine months ended September 30, 2009, we incurred approximately $19.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of September 30, 2009, approximately $77.5 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 1.8% per annum, with approximately $22.4 million available for borrowings. For the nine months ended September 30, 2009, we incurred approximately $1.5 million in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The term loan had a principal balance of approximately $0.1 million at September 30, 2009.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Since the second half of 2008 global financial markets have experienced a liquidity crisis. Despite certain government intervention, capital market financing has become less available and more expensive. Notwithstanding the disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis.

     We expect to incur a total of approximately $25.9 million in interest expense related to the Notes in 2009, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2009 will be approximately $27.0 million, which includes approximately $6.4 million of new equipment subsequently sold to and leased back from a third party. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand, funds available under our Senior Credit Facility and proceeds from equipment sales/leaseback transactions. Approximately $77.5 million of borrowings were outstanding and approximately $22.4 million was available for borrowings under our Senior Credit Facility as of September 30, 2009. Management believes that, based on current and anticipated financial performance, cash flows from operations, and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

     During the nine months ended September 30, 2009, we completed two equipment sale/leaseback transactions with a third-party that resulted in net proceeds of approximately $6.0 million after fees and deposits. There were no such transactions during the nine months ended September 30, 2008.

Off-Balance Sheet Arrangements

     During the third quarter of 2009, we entered into a joint venture agreement with a third party. We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the first quarter of 2010. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $0.2 million at September 30, 2009. Subsequent to September 30, 2009, we invested an additional $0.2 million  in the VIE. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at September 30, 2009:

	P ayments Due by Period
					B e yo nd
Contractual Obligations	T o ta l	2 0 0 9	2 0 10 -2 0 11	2 0 12 -2 0 13	2 0 13
		(do lla r a m o unts in m illio ns )
Long-Term debt obligations:
Senior Notes d ue 2014	$220.0	$-	$-	$-	$220.0
Senior Credit Facility(1)	$77.5	$77.5	$-	$-	$-
Term loans	$0.1	$-	$0.1	$-	$-
Total debt obligations	$297.6	$77.5	$0.10	$-	$220.0
Pension funding obligations (2)	$18.4	$0.3	$4.4	$6.4	$7.3
Operating lease obligations	$46.4	$2.6	$16.1	$13.1	$14.6
Interest payments (3)	$111.4	$-	$49.5	$49.5	$12.4
Total contractual obligations	$473.8	$80.4	$70.1	$69.0	$254.3

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

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of September 30, 2009, $77.5 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 1.8% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $0.8 million.

     Commodity Prices. We purchase commodities, such as paper, resin, films, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of resin-based products in our food and specialty packaging and performance packaging segments generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. We monitor the correlation between commodity prices and our selling prices and we may consider hedging alternatives in the future to potentially reduce the effect of price fluctuations.

     Currency and Exchange Rates. The majority of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars; however we do have some exposure to foreign currency risk related to our operations in the United Kingdom and Canada, our Canadian sub-facility and interactions with our foreign subsidiaries. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. We have not entered into any foreign currency forward contracts or similar arrangements to limit our exposure to foreign exchange rate fluctuations, but we may consider such arrangements in the future.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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
Accounting Officer)

Date: November 13, 2009

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