Form 10-K
period 2009-12-31
EXOPACK HOLDING CORP
filed 2010-04-01
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________
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
Yes ☒ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒*
*The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant during the preceding 12 months had it been subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ¨ No ☐ (Not yet applicable to registrant)

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

As of March 31, 2010, one share of the registrant’s common stock was outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K of Exopack Holding Corp. (the “Company”) for the fiscal year ended December 31, 2009, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this annual report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following: intense competition in the flexible packaging markets; the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers; global economic factors including risks associated with a recession and our customers’ access to credit; our customers’ inability to satisfy their obligations to us; financial difficulties experienced by our vendors, suppliers and other business partners; increases in our pension costs resulting from equity market fluctuations; increases in energy prices; our ability to adapt to technological advances in the packaging industry; our ability to protect our proprietary technology from infringement; environmental costs and liabilities; our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets; risks relating to our international operations; problems in our labor relations; a loss of transportation providers or increases in fuel prices; equipment failures; the control of our Company by an affiliate of Sun Capital Partners, Inc.; our ability to comply with Section 404 of the Sarbanes-Oxley Act; a loss of key individuals involved in our Company; changes in interest rates; various factors that we cannot control; our substantial indebtedness and our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; and restrictions in the indenture governing our outstanding notes.

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

Our Company

     We are a provider of flexible packaging, film products, and specialty substrates based in North America and Europe. We design, manufacture and supply paper flexible packaging, plastic flexible packaging and film products and coated products to over 1,300 customers in a variety of industries, including the food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden and building materials industries, among others. We have 17 manufacturing facilities across the United States, Canada and the United Kingdom. We provide packaging and films products for many of the world’s most well known brands. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.

     The many products that we produce can be divided into four separate segments: (i) pet food and specialty packaging, (ii) food and specialty packaging (iii) performance packaging and (iv) coated products. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability. Our pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The food and specialty packaging segment produces products used in applications such as beverage, frozen foods, confectionary, breakfast foods, personal care and unprinted films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies.

Our History

Transactions Relating to Our Formation

     A predecessor company with our same name was formed as a Delaware corporation on July 27, 2001 for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the flexible packaging division of International Paper Company. This acquisition was completed on August 7, 2001. On September 30, 2003, the predecessor company, Exopack Holding Corp., purchased all of the assets and assumed certain liabilities of Plassein International of Thomasville, Inc. and Plassein International of Newmarket, Inc.

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

     We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. EAC conducts its operations from our locations in the state of North Carolina and in North Wales, United Kingdom.

     On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

     We subsequently renamed the acquired Liqui-Box business Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets.

Our Corporate Structure

     CPG Finance, Inc. is a subsidiary of an affiliate of Sun Capital. Exopack Key Holdings, LLC is a wholly-owned subsidiary of CPG Finance, Inc., and is the parent company of Exopack Holding Corp. Exopack Holding Corp. is a holding company that conducts substantially all of its operations through Exopack, LLC, Cello-Foil Holding Corp. and their respective subsidiaries. The current ownership structure of our parent companies and subsidiaries is set forth in the diagram below.

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

Our Strengths

We believe we have the following competitive strengths:

     Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. We have approximately 1,300 customers, and even with recent market consolidations, most of our customers individually represent less than 5% of our net sales. Only one customer exceeded 10% of our net sales for 2009.

     Cost Savings Opportunities. Part of our strategy consists of combining the functions shared by our acquired businesses and extracting synergies. We believe that we can achieve cost savings by in-sourcing manufacturing, improving procurement (through increased purchasing volume and efficiencies of scale in freight) and eliminating operational redundancies (through reducing headcount, restructuring certain facilities and consolidating information technology programs). For example, in 2008, we completed the movement of the EAC business out of Intelicoat’s South Hadley, Massachusetts facility and into the EAC facility we acquired in Matthews, North Carolina, and the integration of the Whitby, Canada plant purchased from DuPont into the Exopack business.

     The integration of the Whitby facility resulted in significant synergies. Historically, we have relied on third party manufacturers of certain films for flexible packaging operations which are now being provided by the Whitby facility. Additionally, the EPF business historically relied on third party capabilities for certain print jobs that are now being printed by another Exopack facility.

     Attractive Industry Dynamics. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $25.7 billion in annual sales in 2009, of which “value-added” products accounted for an estimated $20.0 billion in sales. The “value-added” segment does not include retail shopping bags, consumer storage bags and wraps, or trash bags.

     The flexible packaging market is fragmented, with an estimated 414 manufacturers operating in North America. A significant number of these manufacturers are relatively small, with the average converter generating annual sales of approximately $60.0 million to $65.0 million, according to the FPA. We believe that as a result of customer consolidation, certain sectors remain underserved by mid-sized companies and that our Company can take advantage of this market opportunity in these growth segments.

     We believe key drivers in the industry include the growing importance of convenience, functionality and shelf-appeal, technological developments, a trend toward flexible rather than rigid packaging, globalization, raw material cost volatility, impact of sustainable packaging, and pressures to consolidate. We believe that our broad product mix, customer service, award winning printing technology, global presence supported by Global Packaging Linx and technologically advanced manufacturing capabilities will allow us to capitalize on these favorable industry dynamics. Global Packaging Linx (“GPL”) is a strategic initiative we developed to leverage relationships with global packaging manufacturers. We believe GPL is a unique initiative in our industry. The goal of GPL is to procure flexible packaging solutions from a select network of global packaging manufacturers when it provides value to our customers or potential customers. We aim to take advantage of GPL while maintaining Exopack's value commitments for quality, service, and innovation. Through GPL, we believe we will be able to identify opportunities within our multinational customer base that will allow us to provide value through our own mix of domestic converted packaging solutions, as well as through offshore packaging technologies provided by our global alliance partners.

     To further this goal, Exopack signed a joint venture agreement with Lebanon-based packaging manufacturer INDEVCO Group (INDEVCO) to manufacture co-extruded polyethylene film in the Middle East under the name CEDEX Plastics Flexible Packaging. Exopack and INDEVCO have shared a long-term relationship through GPL and the two companies share common competencies in film production and flexible packaging manufacture to support customers from a global sourcing and innovation perspective. This joint venture represents the strengthening of this relationship and will bring the first cost-effective films from the Middle East to customers in North America. This joint venture is the initial phase of a longer-term strategy to continue to build multiple film production sites in the Middle East. This will allow Exopack and INDEVCO to take advantage of the new polymer manufacturing capacity coming on line in the Middle East due to the increased economic advantage of ethylene production in this region of the world. The CEDEX film will be distributed by Exopack as part of the Company’s family of film products.

     Highly Experienced Management Team. We have an experienced management team with an average of more than 20 years of industry experience. Our Chairman and Chief Executive Officer, Jack Knott, has over 30 years of experience in the packaging industry, during which he served as Chief Executive Officer of Pliant Corporation, Chairman of the FPA, President and Chief Operating Officer of Huntsman Packaging Corporation (the predecessor to Pliant Corporation) and President of Rexene Products (a petrochemical and polymer manufacturer). We also benefit from highly-motivated and experienced managers in key functional areas, including sales and marketing, operations, procurement and accounting and finance. Each of our key business unit managers has significant experience in the packaging and related industries.

     Ability to Pass Through Raw Material Price Increases. Although most of our customers have contracts that prevent us from passing through raw material price increases immediately, historically, we have been able to pass through raw material price increases to our customers within a relatively short period of time, maintaining a relatively stable spread between selling price and raw material purchase price. More than 75% of our sales volume generated is under contracts that typically allow us to pass through raw material price increases/decreases every 30 to 90 days to customers that purchase plastic based packaging products and every 90 to 180 days to customers that purchase paper based packaging products. The remainder of our business is transactional, which permits us to pass through price increases/decreases to customers on an order-by-order basis.

     Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our paper packaging, plastic packaging and films and coated products sectors. We currently purchase our raw materials from more than ten paper suppliers, more than twelve plastics suppliers, and more than fifteen coated products suppliers. Since we are generally able to switch suppliers without sacrificing quality, we believe that we do not depend on any single supplier to operate efficiently and profitably.

     Balance Between Paper Packaging, Plastic Packaging and Coated Products. We offer a diverse array of paper packaging, plastic packaging and films and coated products. We believe that we are well-positioned to meet customer needs in these three principal sectors. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe the multi-wall construction capabilities of our paper packaging products are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging and films products consist of a variety of film structures, printing, EB treatments and a number of converting styles. Our plastic packaging and films products include high-clarity printed shrink films, shipping sacks, side weld bags, stand-up pouches and laminated roll stock with a wide variety of printing options. Our coated products consist of a variety of laminations, coatings and other treatments. Our coated products include optical films, microfilm, medical products, conductive films and foils, ink jet receptive products and phototool products.

     We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed our RAVE™ brand of plastic-laminated and converted plastic bags with easy to open and reclose features for the pet food and lawn and garden markets, specialty packaging for feminine care products, eXpress pv® two-ply cement bags for our cement and packaged concrete customers and paper bags with reclosable zippers for popular pet food brands. We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has earned several industry awards for print quality and innovation.

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

     According to the FPA, the domestic flexible packaging market accounted for an estimated $25.7 billion in sales in 2009, with industry growth rates of between 2% and 3% projected annually. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 414 flexible packaging manufacturers in North America.

     End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, inroads in a wide variety of consumer and industrial markets. The focus on sustainable packaging also favors the reduced packaging material weight of flexible packaging. Approximately 85% of end market applications for domestic flexible packaging are consumer and institution oriented, while approximately 8% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries. Retail and institutional food and beverage markets account for approximately 56% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 7% of flexible packaging applications. Various other applications, such as personal care products and retail and institutional non-food products, account for approximately 29% of the flexible packaging industry.

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

Competition

     The business of supplying flexible packaging products is extremely competitive, and we face competition from companies that sell similar and substitute packaging products. We compete principally with a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. Our major domestic competition includes Bemis Company, Inc., Printpack, Inc., Hood Packaging Group, Graphic Packaging Corp., Sonoco Products Company and Coating Excellence International. Our international competitors include Nordenia International AG, Peel Plastic Products Ltd., Mondi Group, Bischof and Klein and UFlex.

Segments

     Our business is divided into four primary product segments: pet food and specialty packaging, food and specialty packaging, performance packaging and coated products. The overall product development capabilities and production capacity of these segments allow us to serve as a full-service packaging provider to our customers.

     Pet Food and Specialty Segment. This market segment includes packaging products we sell to producers of products such as pet food, lawn and garden, charcoal, microwave popcorn and pet care products. We offer a wide range of packaging styles, graphics, special features and coatings that help our customers maximize product appeal to their target markets. We offer our customers custom-engineered paper for graphics and proprietary coatings for additional barrier protection, depending on each customer’s particular safety requirements and convenience concerns. In addition, our plastic offering supports both high fidelity graphics for large format packaging as well as barrier materials for more sensitive product needs.

     Food and Specialty Segment. The Food and Specialty segment includes packaging and films products we sell to producers of food and frozen food, beverages, coffee, candy, paper towels and tissue, healthcare products and other consumer goods. We offer a wide range of packaging styles, graphics, special features and coatings to suit particular customer needs and maximize product shelf-appeal. We offer customized packaging solutions to suit particular customer needs for safety, shelf life and convenience.

     Performance Packaging Segment. For this segment, the primary performance of the package is to protect and transport goods in a safe, reliable and cost effective manner and graphics are relied upon primarily to communicate product use. We produce industrial-strength paper packaging products used by the agricultural, building products, food ingredient, diary and processed minerals industries, among others. Our plastic products are additionally used to package chemicals, salt, building materials and agricultural products, among others. Many of these end-use sectors are also marketing products into big box retailers where product crossover occurs from industrial to consumer. Our amplified printing capabilities can improve the package appeal for products sold through this channel.

     Coated Products Segment. Our coated products segment includes coated products we sell to the medical, electronic, optical, security, conductives and printing markets. We offer branded products, proprietary products developed under partnerships and OEM labeled products.

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

Our key paper packaging products include:

     Pinch Bags. Pinch bags offer presentation and functionality advantages for consumer applications that require packaging which lies flat or stands upright and is sift resistant. Typically, pinch bags are used by manufacturers and distributors of light products, such as sugar, flour, pet food, livestock feed and smaller lawn and garden products. Due to their multi-layer constructions, this style of bag is also used for chemical products where specific barriers are required. Pinch bags are left unsealed at one end after production and offer convenient filling and sealing features for our customers and end users. Pinch bags typically are formed using multiple layers of paper, film and other barrier materials to include laminated film-to-paper composites.

     Pasted Valve Bags. Pasted valve bags, constructed of heavy-gauge, multi-wall paper, are most often used in industrial and construction markets. Pasted valve products are extremely durable and strong enough to hold significant weights and volume for such products as cement, clay, chemicals and sand. In general, pasted valve products lay flat for storage and are easily stackable in mass quantities. The attached valve is designed to work with specific filling equipment. We produce a two-ply line of pasted valve products, which provide what we believe to be efficient, superior performance. We also offer UN/DOT testing, which is required for all packaging used to carry hazardous materials.

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

     Sewn-Open-Mouth Bags. Sewn-open-mouth bags provide packaging solutions for livestock feed, seed and flour applications. Sewn bags are preferred in many applications because of the ease with which they can be opened. Sewn closed at one end, the bags are filled with content by the customer and sewn shut with heavy-gauge filament. Sewn-open-mouth bags are constructed to lie flat and are designed to carry heavy loads. We provide a wide variety of printing and combined substrate choices for sewn-open-mouth bags. In addition to multi-wall, kraft and film, we use woven polypropylene in the construction to enhance the strength of the bag.

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

     Dartek ® Nylon Cast Films. Cast films can be used as thermoforming films that require high barrier and excellent optics properties and are also used in pouches and bags.

     Sclairfilm® . Sclair sealant films consist of mono and coex blown polyethylene-based products designed for laminations to other materials. These films feature toughness and durability, barrier properties, superior tensile and puncture strength and excellent sealability.

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

     Edge Seam. Edge seam bags are primarily used by seed, fertilizer and chemical manufacturers due to their laminated construction and ability to provide eye catching graphics. These bags are made from rollstock and are gusseted and sealed on one side. Our management believes that our additional features for edge seam bags (such as handles, 10-color printability and custom-engineered constructions and laminations) distinguish our edge seam bags from those of our competitors.

     Quad Style Bags and Pouches. Quad style bags are much like an edge seam bag with all four edges sealed to give a box like appearance to the filled bag. These bags lend themselves to high fidelity graphics, consumer convenience features and allow for a wide range of substrate choices. This is often the plastic version of the paper pinch-style bag.

Our key coated products include:

     Coated/Laminated Substrates. Precise manufacturing methods and conditions are required for the process of applying complex coatings to these products, which include a variety of films and foils.

     Breathable polyurethane films and foams. These products are used in professional wound dressings, often incorporating antimicrobial silver properties.

     Coated polyester film. These products consist of hard-coats, which are used in window-safety film, anti-graffiti material and scratch resistant high gloss furniture foil.

     Coated and laminate flexible materials. Used in the electronics market, we manufacture substrates used in the printed circuit, batteries and advanced fuel cells segment.

     Specialty Coatings. We are able to use our extensive expertise to develop and produce high precision coatings for a wide variety of critical applications.

Operations and Manufacturing

     We maintain an expansive array of packaging machinery at our various facilities, which collectively produce approximately 240 million pounds of paper packaging and approximately 168 million pounds of plastic packaging and films each year. Our machinery includes numerous presses, tubers, bottomers, sewing lines, self-opening square bottom and two-ply pasted valve bag machines, multiple extrusion lines, flexo and roto presses, pouch machines, coating machines and laminators. This wide variety of machinery and specialized equipment enables us to increase our product offerings and maintain a high degree of flexibility in meeting customer demands.

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

     Due to the high degree of specialization at each of our facilities and the fact that our production is often customer-driven, we primarily distribute our products directly to our customers. We ship all of our products based on agreements with individual customers, typically using third-party shipping sources to deliver our products.

     We produce our paper packaging, plastic packaging and films and coated products through three distinct but similar manufacturing processes. In some cases we may cross between manufacturing platforms to produce composite products which contain both paper and film technologies. Each of the business unit market segments controls or has access to the following manufacturing platforms.

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

     Plastic Packaging and Films. The manufacture of plastic packaging and films also involves several processes, including extrusion, printing, lamination, slitting and pouching.

  Extrusion. Extrusion results in the creation of plastic film, the basis of flexible plastic packaging products. Appropriate machinery and technical knowledge are required to create a consistently high quality product. To begin, plastic resins with various properties are blended with additives to create a specified performance compound, the nature of which is primarily dependent on end-market use and customer preference. Blended resin compounds are then shaped under heat and pressure to create a thin plastic film. Many manufacturing dynamics, including the combination of resin and extrusion methods, produce variations in color, clarity, tensile strength, toughness, thickness, shrinkability, surface friction, transparency, sealability and permeability. Extruded plastic film can be used in a wide range of applications. We do not, however,extrude all of our plastic films, such as PET and OPP films. Extruded product may result in sheet or tubular form.

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

  Slitting . Finished plastic film can be placed in razor and shear-cut slitting machines that tailor the film to sizes and widths specified by the customer. Several of our machines are able to store key machine settings for specific products, which results in a high level of consistency and manufacturing efficiency.

  Pouch/bag converting. Printed and/or laminated films can be converted into a variety of styles with re-closable features, handles or other required package element.

Coated Products. The manufacture of coated products also involves several processes, including coating and lamination.

  Coating. Extruded plastic film, foil, and paper can be coated using slot die, direct gravure, reverse gravure and proprietary coating methods, using liquid crystal, exotic filled ceramics and polyamides. Energy cured coatings can be used over printed products for gloss, print protection or surface dynamic control.

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

Technology and Research and Development

     Our technology development is primarily focused on providing paper, plastic and coatings expertise to suit our customers’ development requirements.

     We are able to use our broad product offerings and state-of-the-art technology to transfer technological innovations from one market to another. For example, our expertise in producing zippered stand-up pouches for the food industry has helped us to develop and commercialize a new patented re-closeable feature on multi-wall bags for pet food. We have also successfully developed our RAVETM composite line of premade bags. Through unique substrate combinations these robust bags offer less damage to the retailer and lower overall cost for the packaged goods company.

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

     Sales Organization. Approximately 40 sales personnel are organized around our business segments. Within each segment, sales representatives are divided between regional and national accounts. Regional representatives target smaller accounts, while national representatives focus on customers requiring service from multiple facilities. Typically, we maintain a single sales personnel and customer service contact with each customer, which we believe facilitates clear communication and fosters close personal relationships.

     In addition to a base salary, our sales personnel have an incentive plan according to the profitability of the products they sell or to the amount of cash their sales generate. Accordingly, our sales representatives have an incentive to sell high-value products. We devote significant resources on an ongoing basis to product and sales technique training programs, which inform sales representatives about each of our products, their functionality, potential applications and value-added selling techniques. We believe that these efforts have resulted in a highly knowledgeable and motivated sales force, capable of specifically addressing a broad range of customer requirements.

     Marketing Initiatives. We actively seek to identify and pursue developing opportunities with customers, leveraging our technical expertise to meet customer needs, regardless of segment or packaging configuration. We believe these efforts enhance our ability to pursue cross-selling opportunities with existing and potential customers. Market and product-focused professionals have reinforced our business with our major customers by developing expertise and enhancing recognition of Exopack products and services. In addition, there has been a renewed focus on branded products to enhance customer experience. We believe that brands such as AquaCrystal® , eXpress plv® , Sclairfilm ® , Dartek® , StratFX™ , Reflex® , RAVETM , Duratool® , InspireTM , and ShurSealTM have become trusted names in our product portfolio.

Customer Service

     We believe our commitment to customer service and support is reflected in our long-term customer relationships and new customer retention. Customer service is critical to our ability to differentiate our Company from our competition and reinforce our market position. Accordingly, we maintain a strong focus on our customers by emphasizing an attentive approach to customer needs and by providing value-added services that complement products designed and printed to customer specifications.

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

Customers and Order Backlog

     We have a diversified customer base of more than 1,300 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, pet food, building materials, beverages, electronics, lawn and garden and personal care and hygiene products.

     Sales arrangements with our customers vary by customer and product supplied, and may be through purchase order arrangements or long-term contracts. Contractual terms typically stipulate product prices, potential raw material price increase/decrease pass-through, on-hand inventory or production availability and payment and freight terms. Contractual terms range in length from one-time sales to three or more years and typically contain cost pass-through provisions.

     The time between receipt of orders and shipment generally averages between four to six weeks, and, as a result, backlog is not significant.

     For information regarding a summary of our significant accounting policies for revenue recognition, please see Note 2 to our consolidated financial statements included elsewhere in this annual report.

Employees

     At December 31, 2009, we had 2,422 employees, of which 322 were covered by three separate collective bargaining agreements. At our Battle Creek, Michigan facility, 139 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, 113 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 70 employees are covered by a collective bargaining agreement that expires on June 27, 2012.

Patents and Trademarks

     We have proprietary rights to a number of trademarks important to our business, including, but not limited to, Exopack®, eXpress plv® , Sclairfilm ®, Dartek® , AquaCrystal® and Shur Seal®. We also hold approximately 50 U.S and foreign patents relating to our products, manufacturing processes and equipment and approximately 20 patent applications are currently pending in the United States and certain foreign jurisdictions.

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

ITEM 1A.

RISK FACTORS

     Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our consolidated financial condition, results of operations and cash flows and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this annual report. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because of the following risks and uncertainties, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Our consolidated financial statements and the notes thereto and the other information contained in this annual report should be read in connection with the risk factors discussed below.

Intense competition in the flexible packaging markets may adversely affect our operating results.

     The business of supplying flexible packaging products is extremely competitive. We face intense competition from many domestic and international competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition that is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. An increase in competition could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.

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

     Historically, we have been able to relatively quickly pass through to our customers substantially all increases and decreases in the cost of polyethylene resin and paper through contractual provisions and standard industry practice. If we are not able to promptly pass cost increases through in the future and there are substantial increases in polyethylene resin or paper prices, our operating margins could be affected adversely. Furthermore, natural disasters such as hurricanes, in addition to terrorist activity and governmental regulation of environmental emissions, or a substantial increase in oil or natural gas prices, may negatively impact the production or delivery capacity of our raw materials suppliers in the chemical and paper industries. This could result in increased raw material costs or supply shortages, which may have a negative impact on our profitability if we are unable to pass along the increased costs in our selling prices or, in the case of a shortage, secure raw materials from alternative sources.

Our business is affected by global economic factors including risks associated with a recession and our customers' access to credit.

     Our financial results are substantially dependent upon the overall economic conditions globally and in the locations where we do business, including in the United States, the United Kingdom and Canada. A recession in any of these locations or globally—or public perceptions that result in declining economic conditions—could substantially decrease the demand for our products and adversely affect our business. Indeed, as a result of the economic downturn that commenced in late 2008 and continues through the date of this annual report, we have experienced decreased demand for some of our products. Moreover, many of our customers rely on access to credit to fund their operations. The inability of our customers to access credit facilities may adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.

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

     As a result of the current economic downturn, some of our customers may be unable to satisfy their obligations to us when they become due and may initiate bankruptcy proceedings. Our credit procedures and policies may not be adequate to eliminate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems that may be experienced by our customers, as well as potential financial weakness in our industry and in the economy generally may increase our risk in extending trade credit to customers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.

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

     In connection with the Consolidation, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, referred to in this annual report as the pension plans, as described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report. The disruption in global credit and financial markets are likely to adversely affect the market value of our pension plan assets, which would likely increase our pension costs and cause a corresponding decrease in our cash flow. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Accordingly, fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In addition, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. We expect to make contributions of approximately $1.4 million to one of our pension plans in 2010. However, a decline in our pension plan assets as a result of volatile equity market returns would significantly increase future minimum required pension contributions in 2011 and future years which would have an adverse impact on our cash flows and our availability under our Senior Credit Facility.

Energy price increases could adversely affect the results of our operations.

     Our manufacturing operations require the use of substantial amounts of electricity and natural gas. Energy prices, in particular prices relating to oil and natural gas, have been extremely volatile in recent years. Increases in oil and natural gas prices have a corresponding effect on our production costs. Higher energy costs may also indirectly affect our costs of operation by increasing our costs for the raw materials that we use to manufacture our products.

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

     We are involved in litigation from time to time in the ordinary course of our business to protect and enforce our intellectual property rights, and third parties from time to time may initiate litigation against us asserting that our business infringes or violates their intellectual property rights. Our intellectual property rights may not have the value that we believe them to have and our products may be found to infringe upon the intellectual property rights of others. Further, we may not prevail in any such litigation and the results or costs of any such litigation may have a material adverse effect on our business. Any litigation concerning intellectual property is inherently unpredictable, could be protracted and costly and could have a material adverse effect on our business and results of operations, regardless of its outcome.

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

     Global financial markets and economic conditions have been, and continue to be, disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

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

     We have manufacturing and distribution facilities in Canada and the United Kingdom and a joint venture operation in the Middle East. Our international operations are subject to various risks that could have a material adverse effect on those operations, including, but not limited to, exposure to local economic conditions over which we have no control and, currency exchange rate fluctuations, political instability and foreign laws, such as environmental and labor laws.

We may, from time to time, experience problems in our labor relations.

     As of December 31, 2009, unions represented 322 of our employees, or approximately 13% of our consolidated workforce. At our Battle Creek, Michigan facility, 139 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 1, 2011. In our Tomah, Wisconsin facility, 113 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 70 employees are covered by a collective bargaining agreement that expires on June 27, 2012. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404

     We are required to comply with Section 404 of the Sarbanes-Oxley Act. In addition, for the fiscal year ended December 31, 2010 we currently expect that we will have to obtain an annual attestation from our independent registered public accounting firm regarding our internal control over financial reporting. Our compliance with Section 404 will require that we incur substantial accounting expense, which may be higher than we expect, and that we expend significant management efforts.

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

     Our success depends, in part, on the efforts of certain key individuals and members of our senior management team, including Jack Knott, our Chairman and Chief Executive Officer. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. Additionally, we do not carry “key man” life insurance coverage for our senior management.

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

     We have a significant amount of indebtedness. As of December 31, 2009, we had outstanding indebtedness of $288.6 million, $220.0 million of which consisted of our outstanding 11.25% Senior Notes due 2014 (the “Notes”), $68.6 million of which consisted of borrowings under our Senior Credit Facility, and less than $0.1 million of which consisted of borrowings under a subordinated term loan. After consideration of $68.6 million of outstanding borrowings and outstanding letters of credit of $3.2 million under our $110.0 million Senior Credit Facility, we had an additional $25.1 million available to be borrowed under our Senior Credit Facility as of December 31, 2009.

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

     We and our subsidiaries may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us or our subsidiaries from doing so. As of December 31, 2009, we had $25.1 million available to be borrowed under our Senior Credit Facility. If new debt is added to our and our subsidiaries’ current debt levels, the related risks that we now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Capital Resources.”

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

The indenture governing the Notes and our Senior Credit Facility restricts our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

     Our corporate headquarters are located in Spartanburg, South Carolina. We operate 17 manufacturing facilities located throughout the United States, Canada and the United Kingdom. We operate four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. We operate five manufacturing facilities in the food and specialty packaging segment, of which we lease one (our Ontario, Canada facility) and own the remaining four facilities. We operate six manufacturing facilities in the performance packaging segment, of which we lease two and own the remaining four facilities. We operate two manufacturing facilities in the coated products segment, both of which we lease, including one manufacturing facility in North Wales, United Kingdom.

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

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is privately held and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.

     On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. Pursuant to an exchange offer in December 2006, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act (the “Notes”). The indenture governing the Notes and our Senior Credit Facility impose restrictions on our ability to pay dividends and we have not paid any dividends to our sole stockholder during either of the years ended December 31, 2009 or December 31, 2008. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this annual report for a description of restrictions on our ability to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected financial data as of and for the years ended December 31, 2009, 2008, 2007 and 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005. The selected financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007, have been derived from our audited consolidated financial statements, which are included in this annual report and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2007, 2006 and 2005 and for the year ended December 31, 2006 and for the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005 have been derived from our audited consolidated financial statements, which are not included in this annual report.

     The financial data presented herein as of and for the years ended December 31, 2009, 2008, 2007 and 2006, as of December 31, 2005 and for the period from July 15, 2005 to December 31, 2005 (collectively, the “Successor” period) consists of our financial position, results of operations and cash flows reflecting Cello-Foil operations subsequent to the acquisition of Cello-Foil on July 14, 2005, TPG operations subsequent to the acquisition of TPG on September 7, 2005 and Exopack operations subsequent to the acquisition of Exopack on October 13, 2005. The financial data for the period from January 1, 2005 to July 14, 2005 (the “Predecessor” period) consists only of the financial position, results of operations and cash flows of Cello-Foil for such period.

					July 15,	January 1,
					2005	2005
	Year Ended	Year Ended	Year Ended	Year Ended	to	to
	December 31,	December 31,	December 31,	December 31,	December 31,	July 14,
	2009	2008	2007	2006	2005	2005
	(Successor)					(Predecessor)
	(dollar amounts in thousands)
Consolidated Statement of Operations Data:
Net sales	$673,733	$781,732	$676,073	$655,423	$163,385	$37,125
Cost of sales	596,764	699,524	603,675	583,346	149,085	32,687
Gross profit	76,969	82,208	72,398	72,077	14,300	4,438
Operating expenses (1)	55,894	57,179	49,508	48,024	12,886	9,770
Operating income (loss)	21,075	25,029	22,890	24,053	1,414	(5,332)
Interest expense (income)	28,592	30,991	28,884	27,262	5,833	(134)
Loss on early extinguishment of debt(2)	-	-	-	4,002	-	-
Other expense (income), net(3)	(468)	1,371	(1,548)	27	(65)	(19)
Net other expense (income)	28,124	32,362	27,336	31,291	5,768	(153)
Loss before income taxes	(7,049)	(7,333)	(4,446)	(7,238)	(4,354)	(5,179)
Benefit from income taxes	(1,114)	(1,215)	(541)	(2,347)	(1,546)	(1,723)
Net loss	$(5,935)	$(6,118)	$(3,905)	$(4,891)	$(2,808)	$(3,456)
Consolidated Statement of Cash Flows Data:
Net cash provided by (used in):
Operating activities (4)	$25,978	$12,959	$12,809	$9,671	$23,181	$12,377
Inves ting activities (5)	$(19,740)	$(19,026)	$(71,786)	$(17,481)	$(307,066)	$(509)
Financing activities (6)	$(6,921)	$5,149	$59,388	$(694)	$292,786	$(10,715)
Capital expenditures	$26,421	$19,149	$23,244	$17,454	$4,212	$544
Consolidated Balance Sheet Data (at period end):
Cash	$633	$1,712	$1,308	$485	$8,887	Na
Working Capital(7)	$1,299	$4,600	$5,923	$51,418	$79,404	Na
Property, plant, and equipment	$174,055	$173,757	$186,393	$145,772	$141,141	Na
Total assets(8)	$481,464	$498,632	$519,109	$451,129	$444,671	Na
Long term debt, less current portion	$220,034	$220,082	$220,130	$220,177	$236,647	Na
Total debt	$288,637	$294,574	$291,057	$230,249	$236,656	Na
Stockholder's equity	$44,499	$42,732	$65,008	$65,957	$54,060	Na
Other Data:
Ratio of earnings to fixed charges (9)	$-	$-	$-	$-	$-	$-

(1)

Operating expenses for the year ended December 31, 2009 included $3.3 million in incentive bonus related to our management incentive program, $3.1 million in severance costs, and approximately $831,000 related to the closure of one of our Canadian facilities. Operating expenses for the year ended December 31, 2008 included $3.4 million in start-up and transition costs related to the EEF and EPF Acquisitions, $8.5 million in other selling, general and administrative expenses due to a full year of EEF and EPF operations in 2008, $2.0 million in severance costs, and approximately $567,000 related to a lease obligation to consolidate operations at one of our Canadian facilities. Operating expenses for the year ended December 31, 2007 included $1.3 million of accelerated amortization related to the reduction of the useful life of the Cello-Foil trademark and trade name, $1.3 million (excluding certain severance charges included in severance costs below) related to costs associated with continued efforts to combine and streamline certain operations of our food and specialty packaging Canadian facilities, $2.0 million in severance costs, $1.5 million in start-up and transition expenses related to the EEF and EPF Acquisitions and $2.6 million in other selling, general and administrative costs related to the EEF and EPF Acquisitions. During the period from January 1, 2005 to July 14, 2005, operating expenses include charges of $6.3 million related to the change in control of Cello-Foil.

(2)

Represents a charge to earnings during the year ended December 31, 2006 to write-off the deferred financing costs related to our former senior credit facility and subordinated term loans. This debt was refinanced in January 2006.

(3)

Includes primarily $432,000 in exchange gains related to an intercompany note with our United Kingdom operations as a result of the strengthening of the British pound against the U.S. dollar during the year ended December 31, 2009. Includes primarily $1.7 million in exchange loss related to an intercompany note with our United Kingdom operations as a result of the weakening of the British pound against the U.S. dollar during the year ended December 31, 2008. Includes primarily $1.8 million in proceeds received during the year ended December 31, 2007 from the settlement of a business interruption insurance claim related to the 2005 hurricane season.

(4)

Includes primarily a decrease in receivables and inventory, partially offset by a decrease in accounts payable and accrued liabilities for the year ended December 31, 2009. Includes primarily an increase in accounts payable and accrued liabilities for the period July 15, 2005 through December 31, 2005. Includes primarily $11.3 million of cash provided by the maturities or sales of trading investment securities during the period from January 1, 2005 to July 14, 2005.

(5)

Includes primarily $26.4 million related to the purchase of property, plant and equipment partially offset by $7.1 million in proceeds from sales of property, plant and equipment for the year ended December 31, 2009. Includes primarily $19.1 million related to the purchase of property, plant and equipment for the year ended December 31, 2008. Includes primarily the acquisition costs of EAC and EPF, totaling $48.9 million and $23.2 million related to the purchase of property, plant and equipment for the year ended December 31, 2007. Includes primarily the acquisition costs of Cello-Foil, TPG and Exopack, net of cash acquired, totaling $306.2 million during the period from July 15, 2005 to December 31, 2005. During the year ended December 31, 2006, an additional $346,000 of acquisition costs was paid, an additional $6.2 million had been estimated to be payable to the former shareholders of Exopack under tax-related provisions contained in the Exopack purchase agreement, and the amount estimated to be payable to the former shareholders of Cello-Foil under tax-related provisions contained in the Cello- Foil purchase agreement was reduced by $163,000, resulting in a total cost of the acquired companies of $312.6 million.

(6)

Includes approximately $6.9 million related to repayments under our Senior Credit Facility for the year ended December 31, 2009 (excluding the impact of foreign currency fluctuations). Includes approximately $5.4 million related to borrowings under our Senior Credit Facility for the year ended December 31, 2008 (excluding the impact of foreign currency fluctuations).

Includes approximately $48.9 million related to borrowings under our Senior Credit Facility to fund the 2007 Acquisitions for the year ended December 31, 2007. Includes primarily borrowings of $236.6 million under our former senior credit facility and subordinated term loans and paid in capital of $57.0 million from our parent in connection with the acquisitions during the period from July 15, 2005 to December 31, 2005. Includes payment of $10.7 million of dividends to Cello-Foil’s former stockholders during the period from January 1, 2005 to July 14, 2005.

(7)	Significant decrease in 2007 primarily the result of borrowings under our Senior Credit Facility to fund the 2007 Acquisitions.
(8)

Total assets decreased in 2009 due to reductions in accounts receivables and inventory, primarily as a result of reduced sales volume. Total assets of our foreign subsidiaries were reported at lower amounts at December 31, 2008 due to the weakening of the British pound and Canadian dollar relative to the U.S. dollar. Total assets increased significantly in 2007 due to the 2007 Acquisitions.

(9)

Loss used in computing the ratio of earnings to fixed charges consists of loss before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the years ended December 31, 2009, 2008, 2007, 2006, the period from July 15, 2005 to December 31, 2005 and the period from January 1, 2005 to July 14, 2005, our earnings were insufficient to cover our fixed charges by $7.0 million, $7.3 million, $4.4 million, $7.2 million and $4.4 million and $5.2 million, respectively.

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

     We subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. EAC conducts its operations from our locations in the state of North Carolina and in North Wales, United Kingdom.

     On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System Inc.’s performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

     We subsequently renamed the acquired Liqui-Box business Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets.

Reportable Segments

     Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of EAC and EPF being integrated during 2008, we began reporting in three segments effective October 1, 2008. Effective July 1, 2009, we implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. As a result of this change, we reassessed our segment reporting in the third quarter of 2009 and determined that our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss. Segment data for prior periods have been restated to conform to this change.

Severance Expenses

     During the years ended December 31, 2009 and 2008, we terminated certain employees and eliminated their positions. During the fourth quarter of 2009 we extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our food and specialty packaging segment facilities. In connection with these terminations we recorded employee termination costs of approximately $3.1 million (excluding severance costs associated with the closure of a facility discussed below) and $2.0 million for the years ended December 31, 2009 and 2008, respectively, which were included in “Selling, general and administrative expenses” in our consolidated statements of operations included elsewhere in this annual report. Of the approximately $873,000 in severance accrued at December 31, 2008 and approximately $3.1 million in costs incurred in 2009, of which approximately $2.3 million was incurred during the fourth quarter of 2009, we paid approximately $2.0 million through December 31, 2009, so that approximately $2.0 million remained accrued for employee termination benefits at December 31, 2009, which will be paid in 2010.

Exit and Disposal Activities

     In accordance with FASB guidance related to accounting for costs associated with exit and disposal activities, we recognize a liability for exit or disposal activities when the related costs are incurred.

     During the year ended December 31, 2008, we consolidated the operations of one of our Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. This charge is reflected in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2008 included elsewhere in this report. There were no exit costs incurred during the year ended December 31, 2009 related to this facility. We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility of approximately $543,000 is reflected in our consolidated balance sheet as of December 31, 2009 included elsewhere in this annual report.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. This charge is reflected in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2007 included elsewhere in this annual report. We did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009. There were no exit costs incurred during the year ended December 31, 2008 related to this facility. During the year ended December 31, 2009, we recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility and this charge is reflected in “Selling, general and administrative expenses” in our consolidated statement of operations for the year ended December 31, 2009 included elsewhere in this annual report. The remaining severance liability related to this closed facility of approximately $122,000 is reflected in our consolidated balance sheet as of December 31, 2009 included elsewhere in this annual report.

     In August 2006, we ceased production at the pouch production facility of one of our food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and we executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation. During the year ended December 31, 2008 we increased our future lease obligation by approximately $209,000 with a corresponding charge to pre-tax earnings, as a result of changing the previously estimated sublease income to correspond with the actual sublease. This charge is reflected in “Selling, general and administrative expenses” in our consolidated statements of operations for the year ended December 31, 2008, included elsewhere in this report. There were no exit costs related to this facility as of December 31, 2009. The remaining lease obligation related to this facility of approximately $152,000 is reflected in our consolidated balance sheet as of December 31, 2009 included elsewhere in this annual report.

Critical Accounting Policies and Estimates

     The preparation of our consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to the estimate of uncollectible accounts receivable, the estimate of reserve for shipments on FOB destination shipping terms, and the estimate of excess and obsolete inventories. We base our estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

     Accounts Receivable. Accounts receivable are stated net of the reserves for uncollectible accounts receivable. The estimated reserve for uncollectible accounts receivable is calculated based upon an analysis of all accounts receivable greater than 90 days past due, consideration of customers experiencing financial difficulty, historical loss experience and other factors, such as estimated returns and discounts and allowances.

     Inventories. At December 31, 2009 and 2008, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Inventories are stated net of the reserve for excess and obsolete inventories. The estimated reserve for excess and obsolete inventories is calculated based on an analysis of all inventory aged greater than one year and other specifically identified excess or obsolete inventories.

     Self-Insurance Reserves. The reserves for self-insurance of medical and workers’ compensation claims are estimated by considering a number of factors, including historical experience and claims development under third-party claims administration.

     Pension and Postretirement Benefit Obligations. We account for our defined benefit pension plans in accordance with FASB guidance related to employer’s accounting for pensions, which requires that amounts recognized in financial statements be determined on an actuarial basis. This FASB guidance requires us to recognize the overfunded or underfunded status of the pension plans on our consolidated balance sheet included in our consolidated financial statements contained elsewhere in this annual report. The actuarial valuations employ key assumptions, which are particularly important when determining our projected liabilities for pension and other postretirement benefits.

     In connection with the Consolidation, we assumed the pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”) (collectively , the “Pension Plans”) We also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement, which we refer to as the postretirement plan or the postretirement benefit plan. These pension and postretirement plans are described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report.

     Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2009 included: a discount rate of 5.9% to determine benefit obligations and a 6.1% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.0% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5.0% over an eight-year period. Actuarial assumptions used for the year ended December 31, 2008 included: a discount rate of 6.1% to determine benefit obligations and a 6.0% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.0% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5.0% over an eight-year period.

     We set our discount rate annually in relationship to movements in published benchmark rates to match the timing of our benefit payments. The expected long-term rate of return assumption is based on our targeted asset allocation percentages, historical plan return performance and expected future returns. The ultimate health care cost trend rate of 5% represents our best estimate of the long-term average annual health care cost increase over the duration of the plan’s liabilities.

     The allocation, by asset category, of assets of the Retirement Plan at December 31, 2009 was 70% equity securities and 30% fixed income securities. The allocation of assets at December 31, 2008 was 58% equity securities and 42% fixed income securities.

     During the year ended December 31, 2009, we had total pension and postretirement expense of $1.2 million, which includes interest expense of $3.2 million at the assumed rate of 6.1%, amortization of net actuarial losses of $653,000 and $2.7 million of expected returns on plan assets at the assumed rate of 8.0%. During the year ended December 31, 2008, we had total pension and postretirement income of $527,000, which includes interest expense of $3.1 million, at the assumed rate of 6.0%, and $3.7 million of expected returns on plan assets at the assumed rate of 8.0%. During the years ended December 31, 2009 and 2008, we made contributions of $1.2 million and $1.5 million, respectively, to the Retirement Plan. Other than company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the years ended December 31, 2009 and 2008. We expect to make contributions of approximately $1.4 million to the Retirement Plan in 2010.

     Unrecognized net actuarial losses were approximately $105,000 and $673,000 at December 31, 2009 and 2008, respectively, and are primarily the result of decreases in the discount rates due to decreased market interest rates in 2009 and 2008. The amortization period for unrecognized losses/gains is approximately 10 years for the portion outside the 10% corridor at December 31, 2009 as defined by FASB guidance related to employer’s accounting for pensions.

     The projected liability of these plans will be affected by assumptions regarding inflation, investment returns, market interest rates, changes in the number of plan participants and changes in the benefit obligations, and laws and regulations pertaining to benefit obligations. We annually reevaluate assumptions used in projecting the pension and postretirement liabilities and associated expense (income). These judgments, assumptions and estimates may affect the carrying value of pension plan assets and pension plan and postretirement plan liabilities and pension and postretirement plan expense (income) in our consolidated financial statements included elsewhere in this report.

     At December 31, 2009, the fair value of the assets of the Pension Plans was $42.2 million, up from $33.5 million at December 31, 2008. The significant increase was mainly due to the rebound in global stock prices that occurred during 2009. Our minimum required contributions to our pension plans for fiscal year 2011 and thereafter may increase or decrease depending on volatility with respect to future global stock market valuations.

     Based on current global stock market valuations, we expect to incur net periodic benefit costs of approximately $580,000 in 2010.

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

     Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under FASB guidance related to goodwill and other intangible assets, we do not amortize goodwill, but we review our goodwill balance for impairment at least once a year during the fourth quarter, or whenever events happen or circumstances change that would make it more likely than not that an impairment may have occurred . This review is conducted using business valuation methods required by the FASB guidance. These methods include the use of a weighted–average cost of capital to calculate the present value of the expected future cash flows of our reporting units. We have determined that we consist of four reporting units for the purpose of the goodwill impairment test under the FASB guidance. Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of impairment. If a significant write down is required, the charge would have a material adverse effect on our reported results of operations and net worth.

     Intangible Assets. Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives of 10 to 15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by us in each reporting period. We test finite-lived assets for impairment whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis. Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset utilizing discounted future cash flows to the carrying value of the asset.

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

     See Notes 2 and 9 to our consolidated financial statements included elsewhere in this annual report for additional information on our income taxes.

Results of Operations

     The following presents an overview of our results of operations for the year ended December 31, 2009 compared to the year ended December 31, 2008, and for the year ended December 31, 2008 compared to the year ended December 31, 2007.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

	Year Ended		Year Ended
	December 31, 2009		December 31, 2008
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$673,733	100.0%	$781,732	100.0%
Cost of sales	596,764	88.6%	699,524	89.5%
Selling, general and administrative expenses	55,894	8.3%	57,179	7.3%
Interest expense	28,592	4.2%	30,991	4.0%
Other (income) expense, net	(468)	-0.1%	1,371	0.2%
Loss before income taxes	(7,049)	-1.0%	(7,333)	-0.9%
Benefit from income taxes	(1,114)	-0.1%	(1,215)	-0.1%
Net loss	$(5,935)	-0.9%	$(6,118)	-0.8%

     Net Sales. Net sales for the year ended December 31, 2009 decreased by $108.0 million or approximately 13.8% compared with the same period in 2008. This decrease in net sales from 2008 is largely attributable to a decrease in total sales volume of 12%, primarily related to unfavorable economic conditions in several markets, especially in the building materials market, lower sales in the pet food market due to pet food customers launching new products and using up existing stock supplies, decreased pricing of 2% primarily driven by lower resin costs that were passed on to customers (see cost of sales discussion below) and unfavorable changes in foreign exchange rates.

     Cost of Sales. Cost of sales for the year ended December 31, 2009 decreased by $102.8 million, or approximately 14.7%, over the same period in 2008. Cost of sales as a percentage of net sales decreased to 88.6% of net sales, or $596.8 million for the year ended December 31, 2009, as compared with 89.5% of net sales, or $699.5 million for the year ended December 31, 2008. This decrease in cost of sales as a percentage of net sales was primarily attributable to improved material margins due to decreased resin costs as compared to the same period in 2008. Resin prices experienced significant volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. Resin prices experienced an increase of approximately $0.17/lb during the period from January 2009 through December 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to fully realize the benefit of these price decreases.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2009 decreased $1.3 million, or approximately 2.2% compared to the same period in 2008. The decrease in SG&A expense was largely due to a decrease of $3.2 million in startup and transition costs related to EAC and EPF, a decrease of approximately $675,000 in travel and entertainment expenses, a decrease of approximately $637,000 in bad debt expense, a decrease of approximately $473,000 in loss on sales and dispositions of property, plant and equipment, a decrease of $600,000 related to the consolidation of one of our Canadian facilities from two buildings to one, a decrease in customer commissions of $401,000 due to the reduction in sales, a decrease of $268,000 in amortization related to the write down of two patents in 2008 and a patent that became fully amortized during 2009, a decrease of $209,000 related exit costs at of one of our domestic pouch facilities, and other lesser decreases totaling $1.0 million across several cost categories. These decreased expenses were partially offset by an increase in salaries and benefits of $2.5 million, primarily attributable to increased incentive compensation under our management incentive program, an increase of $1.6 million in professional fees, primarily related to process improvement consulting incurred in the fourth quarter of 2009, an increase of $1.1 million in severance, an increase of $831,000 related to the closure of one of our Canadian facilities, and other lesser increases totaling approximately $195,000.

     Interest Expense. Interest expense for the year ended December 31, 2009 decreased $2.4 million or approximately 7.7% compared to the same period in 2008 primarily due to a reduction in average borrowings during the period as well as a reduction in the average interest rate under our Senior Credit Facility.

     Other (Income) Expense. Other income for the year ended December 31, 2009 increased by approximately $1.8 million compared to the same period in 2008. Other income is comprised primarily of foreign exchange gains and losses related to our Canadian and United Kingdom operations. The increase in other income is primarily due to an exchange gain recorded on our intercompany note with our United Kingdom operations during the year ended December 31, 2009 as a result of the overall strengthening of the British pound against the United States dollar compared to an exchange loss on our intercompany note with our United Kingdom operations for the year ended December 31, 2008 as a result of the overall weakening of the British pound against the United States dollar.

     Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2009 resulted from a loss before income taxes of $7.0 million. Income tax benefit for the prior year period resulted from a loss before income taxes of $7.3 million. The effective tax rates for the years ended December 31, 2009 and 2008 were 16% and 17%, respectively, and these rates reflect certain foreign losses which we do not believe will result in a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

     Reportable Segments. The pet food and specialty packaging segment had net sales of approximately $233.2 million and $267.5 million, and operating income of approximately $26.1 million and $27.2 million for the years ended December 31, 2009 and 2008, respectively. The decrease in net sales was primarily volume driven as well as due to certain customers in the pet food market launching new products and working through existing stock inventories. The decrease in operating income was due to the impact from lower volumes, increased incentive compensation under our management incentive program and the decrease in net sales, partially offset by improved operational efficiencies, such as higher productivity and lower waste.

     The food and specialty packaging segment had net sales of approximately $211.1 million and $236.2 million, and operating income of $4.2 million and $2.7 million, for the years ended December 31, 2009 and 2008, respectively. The decrease in net sales was due primarily to a 7% decrease in average selling price resulting from the contractual pass through of resin price decreases in the first six months of 2009, a 4% decrease in sales volume, and to a lesser extent the impact of unfavorable exchange rates. The increase in operating income was due to improved material margins due to decreased resin costs as compared to 2008. Resin prices experienced volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 3008. Resin prices experienced an increase of approximately $0.17/lb during the period from January 2009 through December 2009, though the increase was not as significant and did not occur as quickly as resin prices came down in the latter part of 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers, and accordingly, at the end of 2008, we had not realized the full benefit of the resin price decreases because higher priced resins remained in our inventory. During the first quarter of 2009, we were able to fully realize the benefit of these price decreases. The increase in operating income period over period was also due, to a lesser extent, to improved operational efficiencies, such as higher productivity and lower waste, partially offset by increases incentive compensation under our management incentive program.

     The performance packaging segment had net sales of $163.6 million and $202.2 million, and operating income of $9.9 million and $13.2 million, for the years ended December 31, 2009 and 2008, respectively. The decrease in net sales was largely comprised of a 15% decrease in volume primarily due to unfavorable economic conditions in the building materials market and to a lesser extent a decrease in selling price of 4% resulting from the contractual pass through of resin price decreases. The decrease in operating income was primarily due to the decrease in sales.

     The coated products segment had net sales of $65.8 million and $75.8 million, and operating income of $5.5 million and $6.0 million, for the years ended December 31, 2009 and 2008, respectively. The decrease in net sales was primarily a result of ongoing unfavorable economic conditions and the impact of unfavorable foreign exchange rates. The decrease in operating income of approximately $458,000 was primarily due to reduced sales and the impact of unfavorable foreign exchange rates, partially offset by reduced selling, general and administrative expenses.

     Corporate operating loss, which includes certain unallocated corporate costs, increased to $24.6 million for the year ended December 31, 2009 as compared to $24.1 million for same period in 2008. This increase in corporate operating loss is largely the result of increased incentive compensation under our management incentive program, increased professional services, primarily related to process improvement consulting and increased severance, partially offset by reduced startup and transition costs related to EAC and EPF, decreased exit activity costs and favorable bad debt expense. See Note 11 to our consolidated financial statements included elsewhere in this annual report for further discussion of segment data.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

	Year Ended		Year Ended
	December 31, 2008		December 31, 2007
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$781,732	100.0%	$676,073	100.0%
Cost of sales	699,524	89.5%	603,675	89.3%
Selling, general and adminstrative expenses	57,179	7.3%	49,508	7.3%
Interest expense	30,991	4.0%	28,884	4.3%
Other expense (income), net	1,371	-0.2%	(1,548)	-0.2%
Loss before income taxes	(7,333)	-0.9%	(4,446)	-0.7%
Benefit from income taxes	(1,215)	-0.1%	(541)	-0.1%
Net loss	$(6,118)	-0.8%	$(3,905)	-0.6%

     Net Sales. Net sales for the year ended December 31, 2008 increased by $105.7 million or approximately 15.6% compared with the same period in 2007. This increase is primarily attributable to net sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions from both 2008 and 2007, net sales increased approximately $1.9 million, or 0.3% for the year ended December 31, 2008, due primarily to increases in average selling prices in the pet food and specialty packaging, food and specialty packaging and performance packaging segments, partially offset by decreases in volume in all three segments as a result of the ongoing unfavorable economic conditions, especially in the building materials market.

     Cost of Sales. Cost of sales for the year ended December 31, 2008 increased by $95.8 million, or approximately 15.9%, over the same period in 2007. This increase was primarily due to cost of sales related to the 2007 Acquisitions. Excluding the effect of the 2007 Acquisitions, cost of sales as a percentage of net sales increased to 90% of net sales, or $577.9 million for the year ended December 31, 2008 as compared to 89% of net sales, or $573.2 million for the year ended December 31, 2007. This increase in cost of sales as a percentage of net sales was primarily due to increased resin costs as compared to the same period in 2007. Resin prices experienced significant volatility during 2008 as evidenced by an increase of approximately $0.18/lb during the period from April 2008 through August 2008, followed by a decline of approximately $0.48/lb during the period from September 2008 through December 2008. We typically experience a lag in time before we can pass any raw material increases or decreases on to our customers. Accordingly, we were not able to pass early increases in resin costs on to our customers until late in 2008. In addition, we did not pass the full amount of the later decreases in resin costs on to our customers before the end of 2008. As of the end of 2008, we had not realized the full benefit of such resin price decreases because lower priced resins remained in our inventory.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2008 increased $7.7 million, or approximately 15.5% compared to the same period in 2007. Excluding the $7.7 million increase to SG&A relating to the 2007 Acquisitions, SG&A expenses remained approximately the same as in the prior year. Fluctuations in SG&A during the year, which largely offset each other, were comprised of the following: an increase of $1.1 million related to the consolidation of operations at one of our Canadian facilities ($567,000 of which is related to a lease obligation due to the consolidation from two facilities to one facility), an increase in stock compensation expense of $439,000, an increase in management fees paid to Sun Capital of $338,000, an increase in professional services related to Sarbanes-Oxley compliance of $250,000, an increase in IT maintenance contract expense of $222,000, and other lesser increases totaling $337,000 across several cost categories. These increases were largely offset by a decrease in depreciation and amortization of $1.1 million driven primarily by a decrease in accelerated amortization related to the reduction of intangible asset useful life, a $699,000 decrease in exit costs at one of our Canadian facilities, a $618,000 decrease in exit costs at one of our domestic pouch facilities and a $334,000 decrease in travel and entertainment costs.

     Interest Expense. Interest expense for the year ended December 31, 2008 increased $2.1 million or approximately 7.3% compared to the same period in 2007. This increase was primarily due to an increase in the average balance outstanding under our Senior Credit Facility which we drew on to complete the 2007 Acquisitions, and was partially offset by a reduction in the average interest rate on our Senior Credit Facility.

     Other Expense (Income). Other expense for the year ended December 31, 2008 increased by approximately $2.9 million compared to the same period in 2007. Other expense for 2008 was comprised primarily of foreign currency exchange losses. The increase in other expense during the year ended December 31, 2008 was primarily due to the $1.8 million in net insurance proceeds received in the prior year and approximately $1.5 million in increased total exchange losses related to our Canadian and United Kingdom operations, including an exchange loss on our intercompany note with our United Kingdom operations, as a result of the weakening British pound and Canadian dollar against the U.S. dollar, partially offset by an increase in miscellaneous income of $374,000.

     Income Tax Expense. Income tax benefit for the year ended December 31, 2008 resulted from a loss before income taxes of $7.3 million. Income tax benefit for the prior year period resulted from a loss before income taxes of $4.4 million. The effective tax rates for the years ended December 31, 2008 and 2007 were 17% and 12% respectively, and these rates reflect certain foreign losses which we do not believe will result in a tax benefit.

     Reportable Segments. The pet food and specialty packaging segment had net sales of $267.5 million and $267.0 million, and operating income of $27.2 million and $29.6 million for the years ended December 31, 2008 and 2007, respectively. Operating income decreased primarily due to a decrease in the difference between selling prices and raw material prices, as noted in the paragraph above describing “Cost of Sales”, an increase in depreciation expense resulting from increased capital expenditures and an increase in amortization due to the adjustment of useful life for a patent.

     Our food and specialty packaging segment had net sales of $236.2 million and $181.8 million for the years ended December 31, 2008 and 2007, respectively, operating income of $2.7 million for the year ended December 31, 2008 and operating loss of $819,000 for the year ended December 31, 2007. Excluding the effects of the EPF Acquisition, net sales decreased by approximately $3.4 million while operating income increased by approximately $900,000. Operating income increased primarily due to a decrease in salaries and related benefits expense as a result of certain employees whose costs were captured in the food and specialty operating segment in 2007 but have been reflected in corporate costs in 2008 and a decrease in amortization expense of $1.3 million related to the phase-out of a tradename in 2007, partially offset by a decrease in the difference between selling prices and raw material prices, as noted in the paragraph above describing “Cost of Sales”, and an increase in depreciation expense due to increased capital expenditures.

     Our performance packaging segment had net sales of $202.2 million and $197.6 million, and operating income of $13.2 million and $13.8 million, for the years ended December 31, 2008 and 2007, respectively. Net sales increased by approximately $4.6 million due to increased pricing, partially offset by decreased volumes due to unfavorable economic conditions in the building materials market.

     Our coated products segment had net sales of $75.8 million and $29.7 million, and operating income of $6.0 million and $815,000, for the years ended December 31, 2008 and 2007, respectively. This segment resulted from our acquisition of EEF in August of 2007, and the increase in operating income was attributable to the presentation of a full year of results for the EEF Acquisition in the year ended December 31, 2008 versus five months of results in the year ended December 31, 2007.

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

Liquidity and Capital Resources

Cash Flows for the Year Ended December 31, 2009

     Cash flows provided by operating activities for the year ended December 31, 2009 of $26.0 million were primarily due to cash provided by earnings and positive working capital trends. Cash provided by earnings were $17.7 million (net loss of $5.9 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $25.5 million less other non-cash items that net to approximately $1.9 million, including stock compensation expense, deferred income tax provision, recovery of bad debts and loss on sales and disposition of property, plant and equipment). The positive working capital trend was largely attributable to decreases in inventories of $13.4 million and trade accounts receivable of $7.8 million, as a result of the decrease in sales volume in 2009 and lower prices due to the pass through of lower resin prices. These items were partially offset by a decrease in accounts payable and accrued and other liabilities of $10.5 million, which were primarily comprised of decreases in accrued health benefits, accrued incentive benefits, accrued rebates, and accrued workers compensation, as well as other miscellaneous accrued liabilities and to a lesser extent, an increase of $2.6 million in prepaid assets, other receivables and other assets due to increases in foreign goods and services tax receivables.

     Cash flows used in investing activities for the year ended December 31, 2009 were $19.7 million, primarily comprised of costs associated with capital expenditures for property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment.

     Cash flows used in financing activities for the year ended December 31, 2009 were $6.9 million, primarily comprised of net repayments made on our Senior Credit Facility.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries used approximately $396,000 in cash for the year ended December 31, 2009.

Cash Flows for the Year Ended December 31, 2008

     Cash flows provided by operating activities for the year ended December 31, 2008 were $13.0 million, primarily due to cash provided from earnings of $18.2 million (net loss of $6.1 million adjusted to exclude the effect of non-cash charges for depreciation and amortization expense of $24.5 million, and other non-cash items that net to approximately $141,000, including stock compensation expense, deferred income tax provision, recovery of bad debts and loss on sales and disposition of property, plant and equipment). Cash provided from earnings was partially offset by net unfavorable working capital primarily attributable to an increase in trade accounts receivable as a result of the build up to normal levels from the EPF Acquisition at the end of 2007.

     Cash flows used in investing activities for the year ended December 31, 2008 were $19.0 million, primarily comprised of costs associated with capital expenditures for property, plant and equipment.

     Cash flows provided by financing activities for the year ended December 31, 2008 were $5.1 million, primarily comprised of net borrowings on our Senior Credit Facility to fund operations, capital expenditures and the integration of the 2007 Acquisitions.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries provided $1.3 million in cash for the year ended December 31, 2008.

Capital Resources

11.25% Senior Notes due 2014

     On January 31, 2006, we completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. Pursuant to an exchange offer in December 2006, we exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities Act of 1933 (the “Notes”). The Notes mature on February 1, 2014 and bear interest at 11.25% per annum payable in semi-annual installments on February 1 and August 1 of each year.

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

     We may redeem the Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount, plus a premium declining ratably to par, plus accrued and unpaid interest to the date of redemption.  We have no current plans to redeem the Notes at this time.  If we experience a change of control, we may be required to offer to purchase the Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest to the date of redemption.

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

Senior Secured Asset-Based Revolving Credit Facility

     On January 31, 2006, we entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, in order to help fund the EEF Acquisition, we amended this facility, which primarily provided for an increase in the maximum credit facility to $75.0 million and we included a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, in order to help fund the EPF Acquisition, we again amended this facility, which primarily provided for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides our domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of our lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore our Senior Credit Facility is classified as a current liability at December 31, 2009 and 2008. Our Senior Credit Facility contains certain customary affirmative and negative covenants that restrict our ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. Approximately $68.6 million and $74.4 million of our Senior Credit Facility was outstanding as of December 31, 2009 and 2008, respectively, and approximately $25.1 million and $29.8 million, was available for borrowings under the Senior Credit Facility at December 31, 2009 and 2008, respectively. The outstanding amount in 2009 was primarily attributable to borrowings to fund operations and capital expenditures.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. In the second half of 2008 and continuing into 2009, global financial markets experienced a liquidity crisis. Despite certain government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis.

     Based on the terms of the Notes as described above, we expect to incur approximately $25.9 million in interest expense related to the Notes in 2010, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2010 will be approximately $20.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $68.6 million of borrowings were outstanding and $25.1 million was available for borrowings under our Senior Credit Facility as of December 31, 2009. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

     Although we currently have no specific acquisitions planned, one of our potential growth strategies is growth through acquisitions. Although we currently have no intent to obtain additional financing, we may require additional financing in order to pursue our growth strategy. Although we believe that we can borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us. We may not be able to secure financing on terms that are favorable to us to replace the Senior Credit Facility which matures on January 31, 2011.

     Our ability to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility, and the discretion of our Board of Directors. We currently have no plans to pay dividends.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013 -2014	Beyond 2014
	(dollar amounts in thousands )
Long-term Debt obligations:
Senior Notes due 2014	$220,000	$-	$-	$220,000	$-
Senior Revolving Credit Facility(1)	68,555	68,555	-	-	-
Term Loan	82	48	34	-	-
Total debt obligations	288,637	68,603	34	220,000	-
Pension funding obligations(2)	12,604	1,407	5,900	4,519	778
Operating lease obligations	48,870	9,283	15,862	12,609	11,116
Interest payments(3)	111,375	24,750	49,500	37,125	-
Total contractual obligations	$461,486	$104,043	$71,296	$274,253	$11,894

(1)

Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2010, even though the Senior Credit Facility does not mature until January 31, 2011.

(2)	Represents currently estimated amounts.
(3)	Includes payments on outstanding fixed-rate, long-term debt obligations.

Off-Balance Sheet Arrangements

     During the year ended December 31, 2009, we entered into a joint venture agreement with a third party. We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the second quarter of 2010. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $400,000 at December 31, 2009. Subsequent to December 31, 2009, we invested an additional $250,000 in the VIE. We may be subject to additional losses to the extent of any financial support that we provide in the future.

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

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of December 31, 2009, $68.6 million was outstanding under the Senior Credit Facility and accruing interest at a weighted average rate of approximately 1.8% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $686,000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES Not applicable. ITEM 9A (T). CONTROLS AND PROCEDURES Evaluation of Disclosure Controls and Procedures

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

     The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the criteria and framework for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

     The names of the persons, who now serve as our directors and executive officers, as well as other key employees, are set forth below:

Name	Age	Position
Executive Officers
Jack E. Knott	55	Chairman, Chief Executive Officer and Secretary
Tom Vale	48	Chief Operating Officer
Jonathan D. Heard	40	Chief Financial Officer, Treasurer, Assistant Secretary and Senior Vice President

Other Key Employees
Robert H. Arvanites	44	Senior Vice President and General Manager
Jeffrey S. Ross	52	Senior Vice President and General Manager

Other Directors
Michael E. Alger	53	Director
Clarence E. Terry	63	Director
Mark Brody	48	Director

     Presented below is information with respect to each of our executive officers, key employees and directors. The information presented for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on our Board of Directors in light of our business and structure.

     Jack E. Knott was named the Chairman of our Board of Directors and Chief Executive Officer in October 2005. From August 2003 until joining us, Mr. Knott served as a Manager of Ronin Partners, LLC. From 1997 to August 2003, Mr. Knott served in various executive positions at Huntsman Packaging Corp. and as the Chief Executive Officer of Pliant Corporation, its successor. Mr. Knott has over 30 years of experience in the packaging industry, including serving in numerous senior management positions, including Chairman of the Flexible Packaging Association, President of Rexene Products and President of CT Films, among other positions.  We believe Mr. Knott’s important role in the history and management of our Company and its affiliates and his extensive knowledge about the flexible packaging industry and business and leadership skills, including his current position as our Chief Executive Officer, support the conclusion that he should serve as one of our directors.

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

     Jeffrey S. Ross has been with Exopack since its inception in 2001 and currently serves as Senior Vice President and General Manager. Prior to Joining Exopack, Mr. Ross held various sales and marketing positions with Union Camp Corporation and International Paper, including Director of Sales and Operations Planning, Sales Manager- Industrial Packaging and Vice President and General Manager Plastics US.

     Michael E. Alger was elected to our Board of Directors in October 2007. Mr. Alger has been employed by Sun Capital Partners, Inc. since October 2007, and currently serves as a Vice President at Sun Capital. Mr. Alger has over 29 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the CFO for Indalex Aluminum Solutions, a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as CFO for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP. In addition to Mr. Alger’s employment by an affiliate of our sole stockholder, we believe that Mr. Alger’s significant executive-level financial expertise and his background in food-based companies gives him an in-depth understanding of our food and specialty packaging segment, all of which support the conclusion that he should serve as one of our directors. Mr. Alger also serves as a director for several private companies. Mr. Alger is the Chairman of our Audit Committee.

     Clarence E. (“Bud”) Terry was elected to our Board of Directors in February 2009. Mr. Terry has been employed by Sun Capital Partners, Inc. since September 1999, and currently serves as a Senior Operating Managing Director. Mr. Terry has over 37 years of operating experience. Prior to joining Sun Capital, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. In addition to Mr. Terry’s employment by an affiliate of our sole stockholder, we believe that Mr. Terry’s extensive experience in manufacturing and operations and his extensive board and executive-level management experience and proven leadership and business capabilities provide the Board with a unique perspective on streamlining operations at our facilities and support the conclusion that he should serve as one of our directors. Within the last five years, Mr. Terry has also served as a director of LOUD Technologies, Inc., Catalina Lighting, Inc., Georgia Gulf Corporation and a number of private companies.

     Mark Brody was elected to our Board of Directors in April 2008. Mr. Brody has been employed by Sun Capital Partners, Inc since 2006, and currently serves as Operations Senior Vice President. Mr. Brody has 27 years of senior finance and executive management experience. Prior to joining Sun Capital, Mr. Brody served from 2001 to 2006 as Chief Financial Officer for Flight Options, a leading provider of fractional jet services. Prior to his employment with Flight Options, Mr. Brody served as Chief Financial Officer or Vice President, Finance for a number of manufacturing-related public companies, including Sudbury, Inc., Essef Corporation, Anthony & Sylvan Pools and Waterlink, Inc. In addition to Mr. Brody’s employment by an affiliate of our sole stockholder, we believe that Mr. Brody’s background in finance at manufacturing companies, substantial financial experience, experience with acquisitions, extensive board and executive-level management experience and proven leadership and business capabilities all support the conclusion that he should serve as one of our directors. Mr. Brody started his career as an auditor with Ernst and Young LLP. Within the last five years, Mr. Brody has also served as a director of Catalina Lighting, Inc. Mr. Brody is a member of our Audit Committee.

There are no family relationships among any of our directors, executive officers, or key employees.

Audit Committee

     The audit committee of our Board of Directors is currently composed of two members, Michael Alger and Mark Brody. We are not required by the rules of any stock exchange or securities association to have an audit committee comprised of independent directors nor are we required to designate an audit committee financial expert. Nevertheless, our Board of Directors may designate a member of its audit committee to be an audit committee financial expert in the future should it be deemed to be appropriate. Neither Mr. Alger nor Mr. Brody satisfies the independence requirements for audit committee members under Rule 10A-3 of the Exchange Act.

Our Board of Directors currently does not have any other committees.

Code of Ethics

     Our Board of Directors has adopted a Code of Ethics for Senior Financial Employees that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics for Senior Financial Employees will be made available to any person, without charge, by contacting Jonathan D. Heard, our Chief Financial Officer, at (864) 596-7140, or through a written request to 3070 Southport Road, Spartanburg, South Carolina, 29302. If we waive any material provision of our code of ethics or substantively change the code, we may disclose that fact on our website within four business days as an alternative to disclosure on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     This section provides information regarding the compensation program in place for our executive officers and certain key employees, including: Jack Knott, our Chief Executive Officer; Jonathan Heard, our Chief Financial Officer; and the two most highly-compensated executive officers or key employees other than Mr. Knott and Mr. Heard employed at the end of 2009, consisting of Tom Vale and Robert H. Arvanites. We refer to these four officers, along with Gary McDaniel, who was no longer employed by us at the end of 2009, as the “Named Executive Officers.” This section includes information regarding, among other things, the overall objectives of our compensation program and each element of compensation that we provide.

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

     The elements of our compensation program allow our executive officers and key employees to focus primarily on attaining business objectives. Incentives and variable compensation provides motivation to meet and exceed individual and group expectations and increase the value of the business. Our compensation program is guided by the following fundamental principles:

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

     All executive officer and key employee compensation decisions at Exopack are ultimately made by our Board of Directors. We do not currently have a compensation committee because our common stock is privately-held by one stockholder and we believe it is beneficial to have our entire Board of Directors participate in discussions and decision-making concerning executive compensation. In addition, we are not subject to stock exchange rules that would require us to have a compensation committee comprised of independent directors. Therefore, each member of our Board of Directors participates in discussions and decisions relating to compensation of executives and key employees. Each year the Board of Directors reviews and evaluates each element of the compensation paid to our executive officers and key employees. Annually, the Board of Directors determines the base salary for each executive officer and key employee. In addition, each year or other performance period deemed appropriate by our Board of Directors, the Board establishes a bonus target percentage (expressed as a percentage of base salary) for each executive officer and key employee, as described in more detail below under “Elements of Compensation –Short Term Incentive Compensation –Management Incentive Program”. Finally, the Board of Directors also meets twice every year to determine the number of stock options, if any, to be granted to executive officers and key employees.

     To ensure that our compensation is competitive in the marketplace, we compare our compensation to that of a group of peer companies in our industry with businesses similar to ours and with which we may compete for executive talent. For 2009, we identified the following companies as our comparable companies for this purpose: Sealed Air Corporation, Bemis Company, Inc., Sonoco Products Company, Pactiv Corporation, Wausau Paper Corp., Pliant Corporation and AEP Industries, Inc. One or more of our executive officers or key employees is typically involved in this process. Each year, our Vice President of Human Resources compiles data from public documents of comparable companies filed with the Securities and Exchange Commission or from other public sources. These materials are compiled and presented to our Chief Executive Officer along with adjustments recommended by our Vice President of Human Resources. The Chief Executive Officer reviews such materials and recommended adjustments and seeks review and ultimate approval from our Board of Directors. Although we consider compensation data for the comparable company group when establishing total compensation, we do not target a percentile rank for total compensation within the comparable company group data set. Instead, we use the data as a guide in determining the appropriate levels of each form of compensation and the total level of compensation for each executive. We may adjust certain elements of an executive’s compensation based on the experience of the individual, market factors or other relevant considerations.

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

     The Board of Directors believes that our executive compensation program has been appropriately designed to provide a level of incentives that do not encourage our executive officers to take unnecessary risks in managing their respective business divisions or functions. As discussed below, a meaningful portion of our executive officers' compensation is performance-based, consistent with our approach to executive compensation. Our Management Incentive Program is designed to reward annual performance in areas considered critical to the short and long-term success of our Company, and typically features a cap on the maximum amount that can be earned in any single year. We believe this discourages risk-taking that focuses excessively on short-term profits at the sacrifice of the long-term health of our Company. Likewise, our long-term equity incentive awards are directly aligned with long-term stockholder interests through their link to the value of our stock and multi-year ratable vesting schedules. In combination, the Board of Directors believes that the various elements of our executive compensation program sufficiently tie our executives' compensation opportunities to our focus on sustained long-term growth and performance.

Elements of Compensation

The elements of our compensation program for executive officers consist of:

  A base salary component;

  A short-term incentive component, consisting of annual bonuses under our Management Incentive Program; and

  A long-term incentive component, consisting of stock options that vest 20% per year over a five year period.

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

     In light of increased bonus targets that the Board of Directors approved for our Named Executive Officers in connection with the 2009 Management Incentive Program (as discussed in more detail below under “ Short-Term Incentive Compensation –Management Incentive Program–Management Incentive Program for 2009”), the Board of Directors determined not to adjust that the Named Executive Officers’ base salaries for 2009.

Short-Term Incentive Compensation – Management Incentive Program

     General Structure and Operation of Management Incentive Program. The second element of our cash compensation program for Named Executive Officers is cash bonuses payable under our Management Incentive Program. Our Management Incentive Program is designed to attract, retain, motivate and reward officers and key employees of the Company by providing them with the opportunity to earn competitive incentive compensation directly linked to the achievement of business objectives with respect to performance periods that may be designated by the Board. The bonus opportunity for each Named Executive Officer is set as a fixed percentage of such Named Executive Officer’s base annual or quarterly salary, referred to as a “bonus target.”

     Historically, our Board of Directors has generally adopted and approved a new Management Incentive Program at the beginning of each year, including the pre-determined earnings before interest, taxes, depreciation, amortization and certain other adjustments (“Adjusted EBITDA”) targets for that year and each Named Executive Officer’s bonus opportunity set as a fixed percentage of such Named Executive Officer’s base annual or quarterly salary, referred to as a “bonus target.” On March 23, 2010, the Board adopted a general Management Incentive Program (the “Master MIP”) under which the Board may designate future performance periods and establish performance goals and award opportunities for such periods, as discussed below under “ Master MIP for Future Performance Periods.” The discussion immediately below relates to the Board’s practices with respect to the Management Incentive Programs adopted prior to the Master MIP.

     In setting the Adjusted EBITDA levels and each Named Executive Officer’s bonus target, the Board considers our strategic goals and plan, our operational and financial budget and the factors considered in determining base salaries. Under the Management Incentive Program, if the Company (and, in the case of certain officers, the division of our Company managed by them) achieves the applicable pre-determined Adjusted EBITDA target, the applicable Named Executive Officer will receive a bonus equal to the full bonus target established by the Board (i.e., his bonus target percentage multiplied by his current base annual or quarterly salary). As part of the Management Incentive Program, the Board also approves a maximum bonus opportunity upon attainment of an Adjusted EBITDA goal set at an established percentage above the primary Adjusted EBITDA target. In addition, the Board approves a threshold Adjusted EBITDA figure as a percentage of the primary Adjusted EBITDA target that must be met in order for any Named Executive Officer to be eligible for any award under the Management Incentive Program. As indicated in the tables below, the 2009 bonus opportunity for each of Mr. Knott, Mr. Vale and Mr. Heard was dependent on the Company’s overall Adjusted EBITDA, and the 2009 bonus opportunity for each of Mr. Arvanites and Mr. McDaniel was dependent primarily on the Adjusted EBITDA attributable to the division of our Company managed by such officer and, to a lesser extent, the Company’s overall Adjusted EBITDA.

     Management Incentive Program for 2009. The following table summarizes for each of our Named Executive Officers, for the first quarter of 2009 (the “Q1 2009 Period”), the threshold, target and maximum bonus percentages (expressed as a percentage of an eligible portion of salary determined by the Board of Directors), the performance components upon which each Named Executive Officer’s bonus opportunity is based, and the corresponding weightings for such performance components.

Bonus Percentages, Performance Components and Weightings for Q1 2009 Period
	Threshold	Target	Maximum
	Incentive Award	Incentive Award	Incentive Award
Executive Officer	(% of Eligible Salary)	(% of Eligible Salary)	(% of Eligible Salary)	Performance Components	Weightings

Jack Knott	25.3%	50.0%	100.0%	Total Company adjusted EBITDA	100%

Tom Vale	20.2%	40.0%	80.0%	Total Company adjusted EBITDA	100%

Jonathan Heard	17.7%	35.0%	70.0%	Total Company adjusted EBITDA	100%

Robert Arvanites	17.7%	35.0%	70.0%	Paper Packaging Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

Gary McDaniel	17.7%	35.0%	70.0%	US Plastics Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

     In October of 2008, it became apparent to the Board of Directors that we would not likely achieve any of our Adjusted EBITDA targets under the Management Incentive Program that had been adopted for 2008 due to the significant economic downturn. Accordingly, in order to continue to appropriately incentivize our executives and key employees, the Board of Directors amended the 2008 Management Incentive Program to focus executives and key employees on Adjusted EBITDA targets for the fourth quarter of 2008 (the “Q4 2008 Period’) and the Q1 2009Period. For purposes of calculating the bonus opportunity for each period, the Board of Directors selected an eligible portion of salary for each period to be applied against the applicable bonus percentages. The eligible salary for the Q4 2008 Period for each Named Executive Officer was defined as 50% of such officer’s base salary in effect at December 31, 2008 and the eligible salary for the Q1 2009 Period for each Named Executive Officer was defined as 75% of such officer’s base salary in effect at March 31, 2009. None of our Named Executive Officers received bonuses under the Management Incentive Program for the nine-month period ended September 30, 2008.

     At the end of the first quarter of 2009, the Board of Directors established bonus percentages, performance components, corresponding weightings and Adjusted EBITDA targets for the second quarter of 2009 (the “Q2 2009 Period”), the third quarter of 2009 (the “Q3 2009 Period”) and the fourth quarter of 2009 (the “Q4 2009 Period”). The following table summarizes for each of our Named Executive Officers the threshold, target and maximum bonus percentages (expressed as a percentage of salary attributable to the applicable quarterly period), the performance components upon which each Named Executive Officer’s bonus opportunity is based, and the corresponding weightings for such performance components, for each of the Q2 2009 Period, the Q3 2009 Period and the Q4 2009 Period. To be clear, each Named Executive Officer had a separate bonus opportunity for each period, but all three periods are presented in one table because the bonus percentages, the performance components and the corresponding weightings were the same for each period.

Bonus Percentages, Performance Components and Weightings for Q2 2009 Period, Q3 2009 Period and Q4 2009 Period

	Threshold	Target	Maximum
	Incentive Award	Incentive Award	Incentive Award
Executive Officer	(% of Quarterly Salary)	(% of Quarterly Salary)	(% of Quarterly Salary)	Performance Components	Weightings

Jack Knott	27.8%	55.0%	110.0%	Total Company Adjusted EBITDA	100%

Tom Vale	22.7%	45.0%	90.0%	Total Company Adjusted EBITDA	100%

Jonathan Heard	20.2%	40.0%	80.0%	Total Company Adjusted EBITDA	100%

Robert Arvanites (1)	20.2%	40.0%	80.0%	Paper Packaging/Pet Food & Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

Gary McDaniel (2)	20.2%	40.0%	80.0%	US Plastics Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

(1)

Effective July 1, 2009, the Company implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. As a result of this change, Mr. Arvanites became head of the Pet Food and Specialty Division on this date and his incentive awards for the Q3 2009 Period and the Q4 2009 Period were based upon Pet Food and Specialty Division results.

(2)

Mr. McDaniel became head of the Food and Specialty Division on July 1, 2009, however, his incentive awards for the Q3 2009 Period and the Q4 2009 Period remained based upon US Plastics Division results.

     For each quarter in 2009, in order for our Named Executive Officers to earn the maximum possible quarterly bonus for the overall Company Adjusted EBITDA component and, if applicable, the relevant divisional Adjusted EBITDA component, we were required to achieve approximately 115% of the applicable Adjusted EBITDA target established for the applicable quarter. In order for our Named Executive Officers to earn 100% of the target quarterly bonus for each of the applicable performance components, we were required to achieve 100% of the applicable Adjusted EBITDA target established for the applicable quarter. We were required to achieve 85% of the applicable Adjusted EBITDA target in order for any Named Executive Officer to be eligible for any bonus with respect to the applicable performance component. For each one percentage point that the applicable Adjusted EBITDA failed to achieve the relevant Adjusted EBITDA target (subject to a floor of 85% of the relevant Adjusted EBITDA target), each applicable Named Executive Officer’s bonus was reduced by 3.3%. For each one percentage point that the applicable Adjusted EBITDA exceeded the Adjusted EBITDA target (subject to a ceiling of approximately 115% of the relevant Adjusted EBITDA target), each applicable Named Executive Officer’s bonus was increased by 6.6%. The following table summarizes for each quarter in 2009 the Adjusted EBITDA targets that were established by the Board of Directors and our actual Adjusted EBITDA achievement, in each case for the overall Company, for the Paper Packaging/Pet Food Division and for the US Plastics Division for each quarter in 2009.

Adjusted EBITDA Targets and Actual Adjusted EBITDA Achievement for Each Quarter in 2009
	Adjusted		Adjusted EBITDA	Actual Adjusted	Adjusted
	EBITDA Target	Actual Adjusted	Target for Paper	EBITDA for Paper	EBITDA Target	Actual Adjusted
	for Total	EBITDA for	Packaging/Pet Food	Packaging/Pet Food	for US Plastics	EBITDA for US
	Company	Total Company	& Specialty Division	& Specialty Division	Division	Plastics Division
	(in thousands)
Q1 2009 Period	$17,145	$17,374	$9,313	$9,802	$6,687	$8,743
Q2 2009 Period	$18,005	$15,770	$9,678	$7,685	$6,731	$7,398
Q3 2009 Period	$18,102	$15,425	$8,275	$7,496	$6,176	$6,495
Q4 2009 Period	$18,815	$16,788	$9,365	$8,494	$7,273	$7,586

     Based on the level of achievement of applicable Adjusted EBITDA targets summarized in the table immediately above and the bonus percentages and weightings of performance components summarized above, the following table sets forth the cash bonuses that we paid to each of our Named Executive Officers under the Management Incentive Program for each quarter in 2009.

2009 MIP Bonuses Earned by Named Executive Officers
	Q1 2009 Period	Q2 2009 Period	Q3 2009 Period	Q4 2009 Period (1)
Jack Knott	$249,375	$48,331	$36,987	$48,331
Tom Vale	$179,550	$35,589	$27,236	$35,589
Jonathan Heard	$87,281	$17,575	$13,450	$17,575
Robert Arvanites	$90,772	$4,570	$17,205	$18,228
Gary McDaniel (2)	$149,119	$44,043	$35,092	$23,224

(1)	The Q4 2009 Period bonuses were earned in the fourth quarter of 2009 but payable by their terms during the first quarter of 2010.
(2)

On December 2, 2009, the position held by Mr. McDaniel was eliminated, and therefore, Mr. McDaniel separated from the Company effective immediately. Mr. McDaniel’s bonus under the Management Incentive Program for the Q4 2009 Period was pro-rated based upon his termination date.

     Adjusted EBITDA. The Board of Directors believes that Adjusted EBITDA is an appropriate measure for the primary financial goal of aligning the interests of management with the interests of the Company’s security holders. The Adjusted EBITDA measures used in connection with the Management Incentive Program are adjusted on the same basis and for the same factors as the adjusted EBITDA discussed in our quarterly earnings calls. Specifically, Adjusted EBITDA is calculated by adjusting net income (loss) to exclude interest, income taxes, depreciation and amortization, severance, restructuring and plant closure costs, gains and losses on disposition of assets, transition costs related to acquisitions, management fees, stock compensation costs, certain process improvement consulting, costs associated with being a public company, pension expense and certain insurance recoveries. Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation or amortization. Accordingly, the Board of Directors and our management believe that this measurement is useful for comparing general operating performance from period to period.

     Master MIP for Future Performance Periods. On March 23, 2010, the Board adopted the Master MIP under which the Board may designate future performance periods and establish performance goals and award opportunities for such periods. The officers that may be eligible to participate in the Master MIP for any future designated performance period include the Named Executive Officers. With respect to each performance period regularly designated under the Master MIP, the Board will establish the performance goals that must be satisfied by the Company or any subsidiary, division, segment or other unit of the Company (“Business Unit”) during such performance period as a condition to the payment or accrual of a cash bonus for each participant based on performance in such performance period. The performance goals for each performance period will be one or more targeted levels of performance with respect to one or more of the following objective measures with respect to the Company or any Business Unit, with individual weightings as approved by the Board: EBITDA, Adjusted EBITDA, operating income, revenues, bookings, operating expenses and fixed cost reductions. With respect to each performance period, the Board will establish or approve the amounts, or the formula for determining the amounts, of cash bonuses to be paid based upon achievement of the applicable performance goals. For each performance period, the Board will establish or approve the timing of payment and any other conditions to payment of cash bonuses earned under the MIP. The MIP also includes a bonus recoupment policy providing that (i) if any of the financial or operating results of the Company are restated or otherwise adjusted (whether materially or immaterially) and (ii) after taking any such restatement or adjustment into account, the amount of any bonus award paid to any current or former employee within the preceding three years would have been reduced, then the Company may require such current or former employee to return to the Company all or any portion of the bonus award in excess of the amount which would have been paid after taking into account such restatement or adjustment. The Board has broad discretion to determine whether and to what extent to require any current or former employee to return any bonus awards under the bonus recoupment policy. The bonus recoupment policy set forth in the MIP applies to any bonus award made to any current or former employee under any cash bonus plan or management incentive program of the Company at any time in the preceding three years.

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

     Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and key non-executive employees, however, there were no equity grants during 2009. Under our current policies, annual equity incentives are granted at the CPG Board’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the CPG Board at the meetings, and the exercise price per share for each stock option granted is generally the per share fair market value based on the most recent valuation of the underlying common stock. The CPG Board also periodically grants equity incentives to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes.

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

     In 2008, CPG Finance granted 5,000 stock options to Tom Vale in connection with his hire in February of 2008. Pursuant to the grant, 20% of the total options subject to the grants vested on February 18, 2009 for Mr. Vale, thereafter, an additional 20% of the total options subject to the grant either have vested or will vest on February 18 for of each successive year for the following four years. In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) February 18 , 2018, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons.

     In June 2008, CPG Finance granted 3,500 stock options to Gary McDaniel in connection with his hire in June of 2008. Pursuant to the grant, 20% of the total options subject to the grant vested on June 1, 2009. On December 2, 2009, the position held by Gary McDaniel, Senior Vice President and General Manager, was eliminated, and therefore, Mr. McDaniel separated from the Company at that time. In accordance with the terms of his stock option agreement, Mr. McDaniel forfeited his rights to the 3,500 options granted to him on June 1, 2009. Following such forfeiture, Mr. McDaniel’s stock options were cancelled.

     The stock options granted to Mr. Vale and Mr. McDaniel were the only stock options granted to Named Executive Officers in 2008. There were no stock options granted to Named Executive Officers in 2009.

Benefits and Perquisites

     We provide our Named Executive Officers with certain additional benefits and perquisites. Certain Named Executive Officers receive an automobile allowance and one member of executive management, the Senior Vice President and General Manager of our pet food and specialty packaging segment, received reimbursement for country club dues in the amount of $4,900, $4,800 and $4,735 for the years ending December 31, 2009, 2008 and 2007, respectively. The primary reason for the club membership is for the development and fostering of customer relationships. In addition, our Named Executive Officers are eligible to participate, along with all of our employees, in our Exopack LLC Saving Plan, which is a 401(k) defined contribution retirement plan that matches 100% on the first three percent of employees’ contributions and 50% on the next fourth and fifth percent of employees’ contributions. Our Board of Directors determines all matching contributions to the 401(k) plan. Our Named Executive Officers are also eligible to participate, along with all of our employees, in our medical, dental, disability and life insurance plans, along with all of our employees.

     Mr. Heard and Mr. Arvanites also participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation, as described in more detail under “—Pension Benefits” below.

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

Tax and Accounting Considerations

     Tax considerations play a role in the design of our compensation program. Section 409A of the Internal Revenue Code imposes adverse tax consequences on certain non-qualified compensation arrangements that do not comply with its requirements. These requirements regulate the timing of  elections to defer compensation and the timing and form of distributions of the deferred compensation. Section 409A also generally provides that distributions can be made only on or following the occurrence of certain events, including the individual service provider's separation from service, a predetermined date, a change in control, or the individual’s death or disability. For certain key officers, Section 409A requires that distributions commence no earlier than six (6) months after such officer’s separation from service.  Moreover, each stock option we grant is required to have an exercise price not less than the fair market value of the underlying stock on the date the option is granted.  We strive to structure our executive compensation programs so as to comply with Section 409A of the Code.

     Accounting considerations also play a role in the design of our executive compensation program. For example, FASB guidance related to share based payments, requires that employee stock-based compensation be measured based on its fair-value on the grant date and treated as an expense that is reflected in the financial statements over the related service period, which reduces the amount of our reported profits. Due to option expensing and the impact of dilution on our stockholder, we pay close attention to the number and value of the shares underlying stock option grants.

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

Board of Directors: Jack Knott (Chairman) Michael E. Alger Clarence E. Terry Mark Brody

Summary Compensation Table

     The following table sets forth the compensation earned by our Named Executive Officers in 2009, 2008 and 2007 for services rendered in all capacities to us and our subsidiaries. Effective December 2, 2009, the position held by Gary McDaniel, Senior Vice President and General Manager, was eliminated, and therefore, Mr. McDaniel separated from the Company effective immediately.

				Non-equity	Change in	All
			Option	Incentive Plan	Pension	Other
Name and			Awards (1)	Compensation (2)	Value (3)	Compensation (4)	Total
Principal Position	Year	Salary ($)	($)	($)	($)	($)	($)
Jack Knott	2009	$495,810	$-	$383,025	N/A	$13,748	$892,583
Chairman and	2008	$500,000	$-	$87,875	N/A	$11,822	$599,697
Chief Executive Officer	2007	$450,000	$-	$113,625	N/A	$11,346	$574,971

Jonathan Heard	2009	$247,905	$-	$135,881	$1,317	$10,624	$395,727
Senior Vice President and	2008	$245,000	$-	$30,756	$299	$9,436	$285,491
Chief Financial Officer	2007	$200,000	$217,680	$35,350	$160	$18,213	$471,403

Tom Vale	2009	$446,229	$-	$279,965	N/A	$10,818	$737,012
Chief Operating Officer	2008	$384,376	$400,300	$63,270	N/A	$9,453	$857,399
	2007	$-	$-	$-		$-	$-

Robert H. A rvanites	2009	$257,821	$-	$130,826	$12,043	$19,224	$419,914
Senior Vice President and	2008	$257,100	$-	$51,131	$3,311	$19,197	$330,739
General Manager	2007	$246,300	$45,350	$71,878	$2,500	$58,887	$424,915

Gary M cDaniel(5)	2009	$283,954	$-	$251,479	N/A	$348,764	$884,197
Senior Vice President and	2008	$180,833	$280,210	$9,534	N/A	$21,229	$491,806
General Manager	2007	$-	$-	$-	N/A	$-	$-

(1)

Reflects the grant date estimated fair value of stock option awards in each fiscal year, calculated in accordance with FASB guidance related to share based payments. For all option awards, this includes the number of option grants multiplied by the estimated grant date fair value using the Black-Scholes option pricing model. All option grants have a vesting period of five years. See Notes 2 and 5 to our consolidated financial statements included elsewhere in this annual report for additional information related to our stock options.

(2)

This column represents payments awarded to our Named Executive Officers under our Management Incentive Program. Amounts for 2008 reflect amounts earned pursuant to revised criteria for the Q4 2008 Period under the amended Management Incentive Program for that year. See discussion above under “–Compensation Discussion and Analysis–Elements of Compensation– Short-Term Incentive Compensation – Management Incentive Program.” The amounts reflected were earned in the respective fiscal year but payable by their terms during the following fiscal year. No discretionary bonuses were paid in 2009, 2008 or 2007.

(3)

These amounts represent the change in value of accumulated benefits under the Retirement Plan of Exopack, LLC (the “Retirement Plan”). We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Increases in value in 2009, 2008 and 2007 are primarily due to the accretion of interest on the accumulated benefit. For additional information about the Retirement Plan, see “–Pension Plans” below and Note 5 to our consolidated financial statements included elsewhere in this annual report.

(4)	The amounts in the “All Other Compensation” column consist of:

		401(k) Match	Life Insurance	Auto Allowance	Vacation	Severance	Other
Name	Year	$	$	$	$	$	$
Jack Knott	2009	9,796	3,952	-	-	-	-
Jonathan Heard	2009	9,663	500	-	-	-	461
Tom Vale	2009	9,288	1,530	-	-	-	-
Robert H. A rvanites	2009	9,800	564	8,819	-	-	41
Gary M cDaniel(5)	2009	9,025	4,514	5,850	19,375	310,000	-

(5)

On December 2, 2009, the position held by Gary McDaniel, Senior Vice President and General Manager, was eliminated, and therefore, Mr. McDaniel separated from the Company at that time. In accordance with the terms of his stock option agreement, Mr. McDaniel forfeited his rights to his vested stock options, representing 700 options, or 20% of the total options, granted to him on June 1, 2009. Following such forfeiture, Mr. McDaniel’s stock options were cancelled. In accordance with his separation benefit agreement, the Company has provided Mr. McDaniel with severance that consists of one year of base compensation paid on a monthly basis. At December 31, 2009, the Company had paid Mr. McDaniel one payment of $23,449, with the remaining severance balance of $286,551 to be paid during 2010.

N/A	Mr. Knott, Mr. Vale and Mr. McDaniel became employees subsequent to the date at which entry into the Retirement Plan was frozen.

Outstanding Equity Awards at December 31, 2009

     The following table sets forth information concerning outstanding options held by the Named Executive Officers at December 31, 2009. There are no restricted stock awards in place or outstanding at December 31, 2009.

Option Awards
	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option Exercise
	Options	Options	Price	Option Expiration
Name	(#)	(#) (2)	($)	Date
	Exercisable	Unexercisable
Jack Knott	—	30,000	$72	7/14/2015
Chairman and
Chief Executive Officer

Jonathan Heard	—	1,100	$72	10/13/2015
Chief Financial Officer		2,400	$140	01/19/2017

Tom Vale	—	5,000	$140	02/18/2018
Chief Operating Officer

Robert H. A rvanites	—	4,000	$72	10/13/2015
Senior Vice President and		500	$140	01/19/2017
General M anager

Gary M cDaniel(1)	—	—	—	—
Senior Vice President
and General M anager

(1)

In accordance with the terms of his stock option agreement, Mr. McDaniel forfeited his rights to his vested stock options, as a result of his separation from the Company on December 2, 2009. Following such forfeiture, Mr. McDaniel’s stock options were cancelled.

(2)	(i) 20% of Mr. Knott's outstanding options vested on each of July 14, 2006, 2007, 2008 and 2009, and 20% will vest on July 14, 2010. (ii) Mr. Heard's outstanding options vest on two different dates: 20% of the 1,100 options granted on October 13, 2005 vested on each of October 13, 2006, 2007, 2008 and 2009, and 20% will vest on October 13, 2010; and 20% of the 2,400 options granted on January 19, 2007 vested on each of January 19, 2008, 2009 and 2010, and 20% will vest on each of January 19, 2011 and 2012. (iii) 20% of Mr. Vale's outstanding options vested on February 18, 2009 and 2010, and 20% will vest on each of February 18, 2011, 2012 and 2013. (iv) Mr. Arvanites, outstanding options vest on two different dates: 20% of the 4,000 options granted on October 13, 2005 vested on each of October 13, 2006, 2007, 2008 and 2009, and 20% will vest on October 13, 2010; and 20% of the 500 options granted on January 19, 2007 vested on each of January 19, 2008, 2009 and 2010, and 20% will vest on each of January 19, 2011 and 2012. For a discussion of when the vested portion of any options may be exercised, see the discussion above under “Compensation Discussion and AnalysisElements of CompensationEquity-Based or Long-Term Incentive Compensation—Stock Options Granted.”

Option Exercises in 2009

      There were no stock options exercised by our Named Executive Officers during the year ended December 31, 2009.

Pension Benefits

     The following table sets forth information concerning pension benefits paid to and accumulated by the Named Executive Officers at December 31, 2009.

		Number of		Payments During
		Years	Present Value of	Last Fiscal
		Credited Service	Accumulated Benefit	Year
Name	Plan Name (1)	(#)	($)	($)

Jack Knott	N/A	N/A	N/A	N/A
Chairman and
Chief Executive Officer

Jonathan Heard	Retirement Plan	2.6	$11,940	$0
Chief Financial Officer	of Exopack, LLC

Tom Vale	N/A	N/A	N/A	N/A
Chief Operating Officer

Robert H. A rvanites	Retirement Plan	15.2	$116,261	$0
Senior Vice President and	of Exopack, LLC
General Manager

Gary M cDaniel(2)	N/A	N/A	N/A	N/A
Senior Vice President
and General Manager

(1)

The Retirement Plan was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Benefits under the retirement plan were determined by the highest five years of base salary and incentive compensation in the 10 years prior to June 30, 2004 and years of service as of June 30, 2004. No Named Executive Officer is currently eligible for early retirement under the Retirement Plan. There have been no changes to the Retirement Plan during the year ended December 31, 2009.

(2)	On December 2, 2009, the position held by Mr. McDaniel, Senior Vice President and General Manager, was eliminated, and therefore Mr. McDaniel separated from the Company effective immediately.

N/A	Mr. Knott, Mr. Vale and Mr. McDaniel became employees subsequent to the date at which entry into the Retirement Plan was frozen.

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

     On January 10, 2006, we entered into a separation benefit agreement (the “Knott Separation Agreement”) with Jack Knott, our Chairman, President and Chief Executive Officer and this separation benefit agreement was amended on January 22, 2008. Pursuant to the Knott Separation Agreement, as amended, we agreed to pay Mr. Knott $560,000 over a one-year period in the event that we terminate Mr. Knott without cause or if we fail to retain Mr. Knott in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control. For purposes of this agreement, “cause” means:

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

     We also agreed to pay Mr. Knott’s health and welfare benefits for one year following termination. After such one-year period, we will provide Mr. Knott with health and welfare benefit availability under COBRA for a period of up to 18 additional months.

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

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation agreements in place for our Named Executive Officers at December 31, 2009.

Director Compensation

     None of our directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending board meetings.

Compensation Committee Interlocks and Insider Participations

     We do not currently have a compensation committee. Jack Knott, our Chief Executive Officer and current Chairman of our Board of Directors, participated in deliberations with our Board of Directors concerning executive officer compensation.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009:

(c)
Number of securities
remaining available for
	(a)	(b)	future issuance under
	Numbe r of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
Equity compens ation plans approved by s ecurity holder	76,400	$102 per option	23,600
Equity compens ation plans not approved by the s ecurity holder	N/A	N/A	N/A
Total	76,400	$102 per option	23,600

Security Ownership of Certain Beneficial Owners and Management

     Upon completion of the Consolidation, Exopack Key Holdings became our sole stockholder. Exopack Key Holdings is 100.0% owned by CPG Finance, Inc., an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2009, 2008, 2007 and 2006, CPG Finance granted options to purchase zero, 23,550, 12,750 and 3,950 shares, respectively, of its common stock to certain key employees of our Company and 7,700, 7,600, 10,850 and 15,200 options, respectively, were forfeited. None of the options currently outstanding have been exercised.

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

     Pursuant to the terms of the new management services agreement, as amended, Sun Capital Management provides financial and management consulting services to us, subject to the supervision of our Board of Directors. In exchange for these services, we pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2.0% of EBITDA (as defined in the agreement and as amended on January 31, 2006). We incurred approximately $1.4 million and $1.5 million in management fees and other related expenses under the management services agreement for the years ended December 31, 2009 and 2008, respectively. In addition to this general management fee, in connection with any management services provided to us, our direct or indirect subsidiaries, or stockholders with respect to certain corporate transactions including, without limitation, re-financings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business consolidations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate transaction as well as any customary and reasonable fees. In this regard we paid Sun Capital Management $231,000 in management consulting services during the year ended December 31, 2007. We incurred approximately $21,000 and $73,000 for certain consulting fees from Sun Capital Management during the years ended December 31, 2009 and 2008, respectively. We also agreed to reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under this agreement. The management services agreement terminates on October 13, 2015.

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

Director Independence

     Because we do not have any securities listed on an exchange, we are not subject to any listing standards requiring any of our directors to be “independent.” However, applying director independence requirements set forth in section 303A.02 (b) of the NYSE listing standards, we believe that Messrs. Alger, Terry and Brody could reasonably be considered to be “independent”, due to the lack of a direct compensation paid to such persons by us and the fact that the management fees paid by us to Sun Capital did not exceed 2% of our consolidated net sales for any of the three most recent fiscal years.

     Such directors would not, however, satisfy the independence standards for audit committees set forth in Rule 10A-3 under the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2009 and 2008.

Audit Fees

     Audit fees totaled approximately $775,000 for 2009 and $676,000 for 2008. These fees were for services associated with the audits and quarterly reviews of our consolidated financial statements.

Audit-Related Fees

     Fees for audit-related services typically include due diligence in connection with acquisitions and related accounting consultations, compliance with financing arrangements and attest services not required by statute or regulation. There were no audit-related fees incurred by the Company for 2009 and 2008.

Tax Fees

     Fees for tax services typically include tax compliance, tax advice and tax planning. There were no tax fees incurred by the Company during 2009 or 2008 for services rendered by PricewaterhouseCoopers LLP.

All Other Fees

     All other fees would typically include services not included in audit fees, audit-related fees and tax fees. We did not incur any other fees during 2009 or 2008 for services rendered by PricewaterhouseCoopers LLP.

Audit Committee Pre-Approval Policies and Procedures

     Our Audit Committee pre-approves the services provided to us by PricewaterhouseCoopers LLP in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements. If management proposes to engage PricewaterhouseCoopers LLP for other audit or permitted non-audit services, our Audit Committee pre-approves these services on a case-by-case basis. Our Audit Committee approved all the services provided to us by PricewaterhouseCoopers LLP described above.

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

Exopack Holding Corp.

March 31, 2010	By:	/s/ Jack E. Knott
Jack E. Knott
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Jack E. Knott	Director, Chairman and	March 31, 2010
Jack E. Knott	Chief Executive Officer
(Principal Executive Officer)

/s/ Jonathan Heard	Chief Financial Officer	March 31, 2010
Jonathan Heard	(Principal Financial and Accounting Officer)

/s/ Michael E. Alger	Director	March 31, 2010
Michael E. Alger

/s/ Clarence E. Terry	Director	March 31, 2010
Clarence E. Terry

/s/ Mark Brody	Director	March 31, 2010
Mark Brody

EXOPACK HOLDING CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Exopack Holding Corp. and its subsidiaries (the “Company”), at December 31, 2009 and  2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP March 31, 2010 Raleigh, North Carolina

Exopack Holding Corp. and Subsidiaries
Consolidated Balance Sheets
	December 31,	December 31,
(in thousands of dollars, except for share and per share data)	2009	2008
Assets
Current assets
Cash	$633	$1,712
Trade accounts receivable (net of allowance for uncollectible accounts of $1,592 and
$2,088 for 2009 and 2008, respectively)	78,394	83,122
Other receivables	3,796	2,488
Inventories	79,972	91,304
Deferred income taxes	3,500	3,970
Prepaid expenses and other current assets	3,417	2,934
Total current assets	169,712	185,530
Property, plant, and equipment, net	174,055	173,757
Deferred financing costs, net	5,197	6,740
Intangible assets, net	65,207	67,119
Goodwill	64,438	64,372
Other assets	2,855	1,114
Total assets	$481,464	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$68,603	$74,492
Accounts payable	64,929	66,362
Accrued liabilities	33,779	39,244
Income taxes payable	1,102	832
Total current liabilities	168,413	180,930
Long-term liabilities
Long-term debt, less current portion	220,034	220,082
Deferred income taxes	33,689	34,112
Other liabilities	14,829	20,776
Total long-term liabilities	268,552	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and
oustanding at December 31, 2009 and 2008, respectively	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and
outstanding at December 31, 2009 and 2008, respectively	-	-
Additional paid-in capital	73,230	72,811
Accumulated other comprehensive loss, net	(5,074)	(12,357)
Accumulated deficit	(23,657)	(17,722)
Total stockholder's equity	44,499	42,732
Total liabilities and stockholder's equity	$481,464	$498,632

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
Net sales	$673,733	$781,732	$676,073
Cost of sales	596,764	699,524	603,675
Gross margin	76,969	82,208	72,398
Selling, general and administrative expenses	55,894	57,179	49,508
Operating income	21,075	25,029	22,890
Other expenses (income)
Interest expense	28,592	30,991	28,884
Other (income) expense , net	(468)	1,371	(1,548)
Net other expense	28,124	32,362	27,336
Loss before income taxes	(7,049)	(7,333)	(4,446)
Benefit from income taxes	(1,114)	(1,215)	(541)
Net loss	$(5,935)	$(6,118)	$(3,905)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Stockholder’s Equity and Comprehensive Income (Loss)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
(in thousands of dollars, except for share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income (Loss)
Balances at January 1, 2007	1	$-	$72,018	$1,638	$(7,699)	$65,957
Stock compensation expense	-	-	177	-	-	177
Net loss	-	-	-	-	(3,905)	(3,905)	$(3,905)
Cumulative translation adjustment	-	-	-	2,342	-	2,342	2,342
Pension liability (net of income taxes of $268)	-	-	-	437	-	437	437
Total comprehensive loss							$(1,126)
Balances at December 31, 2007	1	-	72,195	4,417	(11,604)	65,008
Stock compensation expense	-	-	616	-	-	616
Net loss	-	-	-	-	(6,118)	(6,118)	$(6,118)
Cumulative translation adjustment	-	-	-	(7,489)	-	(7,489)	(7,489)
Pension liability (net of income taxes of $5,691)	-	-	-	(9,285)	-	(9,285)	(9,285)
Total comprehensive loss							$(22,892)
Balances at December 31, 2008	1	-	72,811	(12,357)	(17,722)	42,732
Stock compensation expense	-	-	419	-	-	419
Net loss	-	-	-	-	(5,935)	(5,935)	$(5,935)
Cumulative translation adjustment	-	-	-	3,927	-	3,927	3,927
Pension liability (net of income taxes of $2,370)	-	-	-	3,356	-	3,356	3,356
Total comprehensive income							$1,348
Balances at December 31, 2009	1	$-	$73,230	$(5,074)	$(23,657)	$44,499

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007

Cash flows from operating activities
Net loss	$(5,935)	$(6,118)	$(3,905)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25,455	24,504	19,594
Deferred income tax benefit	(2,447)	(2,247)	(976)
Stock compensation expense	419	616	177
Recovery of bad debts	(1,089)	(267)	(323)
Loss on sales and disposition of property, plant and equipment	1,313	1,757	1,311
Impairment of property, plant and equipment	-	-	593
Changes in operating assets and liabilities:
Receivables	7,800	(8,414)	(3,556)
Inventories	13,400	75	3,555
Prepaid expenses and other assets	(2,647)	1,376	(2,972)
Accounts payable and accrued and other liabilities	(10,532)	603	(5,011)
Income tax receivable/payable	241	1,074	4,322
Net cash provided by operating activities	25,978	12,959	12,809
Cash flows from investing activities
Investment in joint venture	(400)	-	-
Acquisition of EAC and EPF, net of cash acquired	-	(389)	(48,900)
Purchases of property, plant and equipment, including capitalized software	(26,421)	(19,149)	(23,244)
Proceeds from sales of property, plant and equipment	7,081	512	358
Net cash used in investing activities	(19,740)	(19,026)	(71,786)

The accompanying notes are an integral part of these consolidated financial statements.

     Exopack Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	Year	Year	Year
	Ended	Ended	Ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
Cash flows from financing activities
Repayment of subordinated term loans	(48)	(113)	(88)
Borrowings under revolving credit facility	724,107	1,078,998	859,183
Repayments of revolving credit facility	(730,980)	(1,073,626)	(799,034)
Financing costs paid on senior notes and senior credit facility	-	(110)	(671)
Repayments of capital lease obligation	-	-	(2)
Net cash (used in) provided by financing activities	(6,921)	5,149	59,388
Effect of exchange rate changes on cash	(396)	1,322	412
(Decrease) increase in cash	(1,079)	404	823
Cash
Beginning of year	1,712	1,308	485
End of year	$633	$1,712	$1,308

Supplemental cash flow information:
Income taxes refunded	$20	$387	$3,983
Income taxes paid	$1,157	$364	$76
Interest paid	$27,055	$29,642	$27,360

Non-cash investing activities :

Accrued Transaction Costs related to EPF
Acquisition (Note 1)	$-	$-	$991

Net Working Capital Receivable related to EPF
Acquisition (Note 1)	$-	$-	$(453)

Increase in obligation to former shareholders of Exopack	$-	$-	$175

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

On October 13, 2005, Exopack Holding Corporation was acquired by Exopack Integrated, Inc., a wholly-owned subsidiary of Exopack Key Holdings, LLC (the “Exopack Acquisition”). Exopack Key Holdings, LLC is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. Concurrently with the Exopack Acquisition, Exopack Integrated, Inc. merged with and into Exopack Holding Corporation and its subsidiaries (the “Merger”), with Exopack Holding Corporation and its subsidiaries (“Exopack”) surviving the Merger and becoming a wholly-owned subsidiary of Exopack Key Holdings, LLC. Exopack is a manufacturer and distributor of flexible packaging for industrial and consumer products.

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

The Company subsequently renamed this acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films and specialty substrates used fo imaging, electronics, medical and optical technologies from its locations in the state of North Carolina and in North Wales, United Kingdom.

On November 28, 2007, the Company acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s (“Liqui-Box”) performance films business division, including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities.

The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling films used primarily in the food and industrial markets from its location in Canada.

The Company operates 17 manufacturing facilities located throughout the United States, United Kingdom, and Canada. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates five manufacturing facilities in the food and specialty packaging segment, of which the Company leases one (the Ontario, Canada facility) and owns the remaining four facilities. The Company operates six manufacturing facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities. The Company operates two manufacturing facilities in the coated products segment, both of which the Company leases, including one manufacturing facility in North Wales, United Kingdom.

The Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition discussed above have been accounted for under the purchase method of accounting pursuant to guidance related to business combinations issued by the Financial Accounting Standards Board (“FASB”), and therefore, the acquisition prices for the Cello-Foil Acquisition, the TPG Acquisition, the Exopack Acquisition, the EEF Acquisition and EPF Acquisition were allocated to the assets and liabilities assumed in each respective transaction based on estimated fair values.

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

The net acquisition cost of $33.6 million has been accounted for under the purchase method of accounting reflecting the provisions of FASB guidance related to accounting for business combinations and goodwill and other intangible assets and includes the following allocations:

EEF
(in thousands of dollars)	Acquisition
Assets acquired:
Trade accounts receivable	$10,242
Inventories	5,383
Other current assets	1,036
Property, plant and equipment	18,535
Goodwill	2,911
Intangible assets	4,023
Total assets acquired	42,130
Liabilities assumed:
Accounts payable	(4,069)
Accrued liabilities	(1,913)
Short term deferred tax liability	(119)
Current portion-long term debt	(111)
Long term deferred tax liability	(2,010)
Other noncurrent liabilities	(300)
Total liabilities assumed	(8,522)
Net acquisition cost	$33,608

During the year ended December 31, 2009, the Company increased goodwill related to its coated products segment by approximately $66,000 as a result of foreign currency translation. During the year ended December 31, 2008, the Company reduced goodwill related to the EEF Acquisition by approximately $890,000 as a result of the finalization of the valuation of definite-lived intangibles and by approximately $247,000 as a result of foreign currency translation.

EPF Acquisition

On November 28, 2007 the Company acquired for the total purchase price of approximately $15.7 million (including acquisition costs of approximately $1.7 million, of which $991,000 were paid during 2008) certain assets and assumed certain liabilities of DuPont Liquid Packaging System’s (“Liqui-Box”) performance films business segment, including its Whitby, Ontario, Canada operating facility. During 2008, the Company received $622,000 for the net working capital adjustment due from the seller. This exceeded the Company’s original estimate by approximately $169,000, resulting in a corresponding reduction in the purchase price. The Company financed the Liqui-Box Acquisition primarily through borrowings under a credit facility (see Note 4). Prior to the acquisition, the Company used Liqui-Box as a vendor for one of its Canadian facilities. The Company subsequently renamed this acquired Liqui-Box business Exopack Performance Films (“EPF”).

The net acquisition cost of $15.7 million has been accounted for under the purchase method of accounting reflecting the provisions of FASB guidance related to accounting for business combinations and goodwill and other intangible assets and includes the following allocations:

EPF
(in thousands of dollars)	Acquisition
Assets acquired:
Inventories	$5,149
Prepaids	35
Property, plant and equipment	11,438
Total assets acquired	16,622
Liability assumed:
Accrued vacation	(941)
Net acquisition cost	$15,681

The above 2007 acquisitions were not material to the Company’s results of operations and balance sheet and accordingly, unaudited pro-forma financial information is omitted from these consolidated financial statements.

Variable Interest Entity

During the year ended December 31, 2009, the Company entered into a joint venture with a third party. The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the second quarter of 2010. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $400,000 at December 31, 2009. Subsequent to December 31, 2009, the Company invested an additional $250,000 in the VIE. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2. Summary of Significant Accounting Policies Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. These estimates and assumptions are reasonable based upon management’s best estimates and judgments. On an ongoing basis, the Company evaluates estimates, including those related to the estimate of uncollectible accounts receivable and the estimate of excess and obsolete inventories. The Company bases its estimates on historical experience and on various other factors (including the current economic environment), the results of which form the basis for making judgments about the carrying values of asset and liabilities that are not readily apparent from other sources. The Company adjusts such estimates and assumptions when facts and circumstances dictate. Volatility in the credit, equity and foreign currency markets and in the world markets for petroleum, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. Actual results may differ from these estimates under different assumptions or conditions.

The following accounting policies significantly affect the preparation of the Company’s consolidated financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Foreign Currency Translation and Transactions

Translation of the financial statements of the Company’s foreign subsidiaries, whose functional currency is the Canadian dollar and British pound, occurs using the current exchange rate at year end for the balance sheet and the weighted-average exchange rate during the reporting period for results of operations. The resulting currency translation adjustment is accumulated and reported in Accumulated Other Comprehensive Income (Loss) on the accompanying consolidated balance sheets. Gains and losses on foreign currency transactions are included in the consolidated statements of operations for the period in which the transaction occurs. The consolidated statements of cash flows include the effect of foreign currency cash flows using the weighted-average exchange rate during the reporting period.

Cash

Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents. Accounts payable in the accompanying balance sheets includes approximately $9.0 million and $12.0 million in book cash overdrafts for the years ended December 31, 2009 and 2008, respectively.

Inventories

At December 31, 2009 and 2008, inventories are stated at the lower of cost or market with cost determined on the first-in, first-out (“FIFO”) method. Inventories are stated net of the reserve for excess and obsolete inventories.

Property, Plant, and Equipment

The Company records property, plant and equipment at cost and includes interest capitalized during the construction period, if material. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are 30 years for buildings and improvements, 10 years for machinery and equipment, and 3-7 years for other depreciable assets. The cost of property, plant and equipment and related accumulated depreciation are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition. Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred. Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was approximately $21.3 million, $20.1 million and $14.5 million, respectively. No interest was capitalized during any of the periods presented.

Deferred Financing Costs

Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place at December 31, 2009, 2008 and 2007, respectively, were approximately $5.2 million, $6.7 million and $8.3 million (net of accumulated amortization of approximately $5.5 million, $4.0 million and $2.5 million, respectively).

Capitalization of Software for Internal Use

The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of 3 years. Capitalized software is classified in “other assets” on the accompanying consolidated balance sheets and was approximately $1.3 million and $447,000 at December 31, 2009 and 2008, respectively. Amortization of capitalized software costs was approximately $608,000, $340,000 and $615,000, respectively, for the years ended December 31, 2009, 2008 and 2007, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.4 million at December 31, 2009 and 2008, from the Cello-Foil and Exopack Acquisitions in 2005 and the EEF acquisition in 2007. During the year ended December 31, 2009, the Company increased goodwill related to its coated products segment by approximately $66,000 as a result of foreign currency translation. During the year ended December 31, 2008, the Company reduced goodwill related to its coated products segment by approximately $890,000 as a result of the finalization of the valuation of definite-lived intangibles and by approximately $247,000 as a result of foreign currency translation. The Company has determined that it consists of four reporting units for the purpose of the goodwill impairment test under FASB guidance related to goodwill and other intangible assets. The Company performs its annual impairment analysis on December 31 of each year based on a comparison of each reporting unit’s estimated fair value compared to the reporting unit’s carrying amount on that date. Estimated fair value is determined based on a combination of discounted cash flows and industry multiples. No impairment of goodwill was noted at December 31, 2009 or 2008 as the estimated fair value of each reporting unit exceeded its carrying value.

At December 31, 2009, approximately $26.2 million, $14.0 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for income tax purposes.

Intangible assets

Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives of 10 to15 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived assets whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis. Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset to the carrying value of the asset.

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

During the year ended December 31, 2007, the Company recorded an impairment charge of approximately $593,000 for certain machinery and equipment to be disposed of as a result of new equipment coming on-line in 2008 at one plant in the pet food and specialty packaging segment and one plant in the performance packaging segment. During the years ended December 31, 2009 and 2008, the Company recorded accelerated depreciation expense of approximately $1.8 million and $1.7 million, respectively, based on changes in the estimated useful lives of several pieces of equipment, primarily in the food and specialty packaging segment and to a lesser extent other operating segments. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above.

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

During the year ended December 31, 2007, the Company determined that it would no longer use the Cello-Foil trademark and trade name in conducting its operations and began the process of phasing out the use of the trademark and trade name. In accordance with FASB guidance related to the accounting for impairment or disposal of long-lived assets, the Company determined that the Cello-Foil trademark and trade name no longer had a useful life as a result of its phase-out and recorded a charge of approximately $1.3 million during the year ended December 31, 2007 to reflect the acceleration of amortization. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations and as a reduction of the food and specialty packaging segment operating income in Note 11.

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

The following table represents the components of accumulated other comprehensive income (loss):

	Foreign
	Currency	Pension and		Accumulated
	Translation	Post Retirement	Cumulative Tax	Comprehensive
Year	Adjustments	Plans	Effect on Liability	Income (Loss)
Balance at
December 31, 2007	$2,739	$2,707	$(1,029)	$4,417
Change during 2008	(7,489)	(14,976)	5,691	(16,774)
Balance at
December 31, 2008	(4,750)	(12,269)	4,662	(12,357)
Change during 2009	3,927	5,726	(2,370)	7,283
Balance at
December 31, 2009	$(823)	$(6,543)	$2,292	$(5,074)

Revenue Recognition

The Company recognizes sales revenue when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred, the Company’s price to the buyer is fixed and determinable and collectability is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. The Company’s stated shipping terms are generally FOB shipping point unless otherwise noted in the customer contract. Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

Shipping and Handling Costs

Shipping and handling fees billed to customers are included in net sales with the corresponding cost of such services recognized in cost of sales.

Research and Development Costs

Research and development costs are charged to “Selling, general, and administrative expenses” as incurred. For the years ended December 31, 2009, 2008 and 2007, research and development expense was approximately $3.1 million, $3.0 million and $2.2 million, respectively.

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

The Company adopted updated FASB guidance related to accounting for uncertainty in income taxes on January 1, 2007. This updated guidance clarifies the accounting and reporting for uncertainties in income tax law. This guidance prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

Pursuant to FASB guidance related to uncertainty of income tax, the Company has analyzed its tax positions and has determined that no reserves for uncertain income tax positions are needed. United States federal income tax return periods beginning as of January 1, 2005, Canadian income tax return periods beginning as of January 1, 2004 and United Kingdom income tax return periods beginning as of January 1, 2008 are open for examination. The IRS completed its examination of the tax year ended December 31, 2006 on November 6, 2009 with no further adjustments other than the immaterial temporary differences previously accounted for in the year ended December 31, 2008. The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense (income), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no significant interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2009, 2008 or 2007.

During the years ended December 31, 2009 and 2008, the Company recorded a valuation allowance of approximately $1.9 million and $1.1 million, respectively, as reflected in the income tax benefit on the accompanying statements of operations, against net operating losses specifically related to the Company’s Canadian operations in accordance with the provisions of FASB guidance related to accounting for income taxes. The Company determined that a valuation allowance was necessary given the operating results of the Canadian operations and anticipates establishing a valuation allowance against future Canadian generated net operating losses; however, future determinations of the need for a valuation allowance will be impacted by Canadian operating results.

Stock-Based Compensation

Officers and certain key employees of the Company have been granted options to purchase non-voting common shares of CPG, the parent company of Exopack Key Holdings, LLC (the sole stockholder of the Company) under a stock-based compensation plan (the “Stock Option Plan”) which is administered by the Board of Directors (or a committee thereof) of CPG.

Effective January 1, 2006, the Company adopted the fair value method of accounting for share-based compensation arrangements in accordance with revised FASB guidance related to share based payments, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This FASB guidance requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The revised FASB guidance requires nonpublic companies that have used the “minimum value method” for either recognition or pro forma disclosure purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future compensation expense related to options issued and outstanding as of December 31, 2005, however, this amount is not considered significant. The Company recorded stock compensation expense of approximately $419,000, $616,000 and $177,000 related to options during the years ended December 31, 2009, 2008 and 2007, respectively.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following results and assumptions for the option grants which occurred in the years ended December 31, 2008 and 2007:

	2008	2007
	Grants	Grants
W eighted-average grant date fair value per s hare	$88	$98
W eighted-averaged expected lives (years)	10	10
Risk-free interest rate	3.79%	4.75%
Volatility	40.0%	40.0%

There were no options granted during the year ended December 31, 2009.

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

Costs associated with cleaning up existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2009 and 2008, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.

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

Fair Value of Financial Instruments

The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company’s financial instruments principally consist of cash, accounts receivable from customers, accounts payable to vendors, and borrowings under long-term debt agreements. The fair value of the Company’s borrowings under its senior credit facility approximate their carrying value (approximately $68.6 million at December 31, 2009), as those borrowings accrue interest at variable market rates. The fair value of the Company’s borrowings under its $220.0 million of 11.25% senior notes due 2014 was approximately $223.6 million and $128.7 million at December 31, 2009 and 2008, respectively, based on the trading price of the notes at those dates. The fair values of all other financial instruments approximate their carrying value due to their short-term nature.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable. One customer accounted for 12.0% and 11.5% of total accounts receivable as of December 31, 2009 and 2008.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. One customer, as a result of the consolidation of two previously existing customers during 2007, primarily within the Company’s pet food and specialty packaging segment accounted for 11.5%, 11.8% and 13.7% of the Company’s net sales during the years ended December 31, 2009, 2008 and 2007, respectively.

Reclassifications

Certain prior year amounts have been reclassified in order to conform with the 2009 presentation.

Recently Issued Accounting Pronouncements

In December 2008, the FASB issued authoritative guidance for employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance is effective for fiscal years ending after December 15, 2009. The adoption of this guidance for the year ended December 31, 2009 expanded the Company’s disclosure on its defined benefit pension plans and its other postretirement plan.

In June 2009, the FASB issued authoritative guidance for the FASB Accounting Standards Codification™ (“ASC”), which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP). This guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this guidance for the year ended December 31, 2009 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under ASC, to amend the consolidation guidance that applies to variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance for the year ended December 31, 2010 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

3. Balance Sheet Information

The major components of certain balance sheet accounts at December 31, 2009 and 2008 are as follows:

(in thousands of dollars)	2009	2008
Inventories
Raw materials and supplies	$33,592	$36,440
Work in progress	10,376	11,699
Finished goods	36,004	43,165
Total inventories	$79,972	$91,304
Property, plant and equipment
Land	$5,578	$5,336
Buildings and improvements	41,840	40,058
Machinery and equipment	181,280	164,524
Other	3,785	3,397
Construction in progress	7,027	6,730
Gross property, plant, and equipment	239,510	220,045
Less: Accumulated depreciation	(65,455)	(46,288)
Net property, plant, and equipment	$174,055	$173,757

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years )	$17,089	$17,036
Patents (amortized over 2-15 years )	4,262	4,262
Trademarks and tradenames (amortized over 15 years )	1,180	1,157
	22,531	22,455
Less: Accumulated amortization	(8,324)	(6,336)
Net definite-lived intangible assets	14,207	16,119
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$65,207	$67,119

Accrued liabilities
Interest	$10,342	$10,348
Vacation	5,949	6,269
Payroll and bonuses	3,125	4,965
Pension liability to be funded within one year (see Note 5)	1,406	1,236
Workers’ compensation	1,584	2,221
Medical insurance claims	3,202	5,183
Accrued Severance (see Note 7)	2,092	873
Customer rebates	1,377	1,827
Property taxes	1,327	1,116
Accrued utilities	1,042	1,112
Accrued freight	857	878
Other	1,476	3,216
	$33,779	$39,244
Other liabilities
Liability for pension benefits (see Note 5)	$13,021	$19,007
Postretirement medical benefits (see Note 5)	543	466
Deferred compensation liability (see Note 5)	377	429
Deferred rent	743	705
Other	145	169
	$14,829	$20,776

Amortization expense for definite-lived assets for the years ended December 31, 2009, 2008 and 2007 was approximately $2.0 million, $2.1 million (excluding approximately $393,000 of amortization due to adjustment of useful life for patents, see Note 2) and $1.8 million (excluding amortization related to the adjustment of the useful life for the Cello-Foil trade name of $1.3 million, see Note 2), respectively. Estimated future annual amortization for definite-lived customer lists, patents, and trademarks/trade names for 2010 through 2014 is approximately $1.9 million per year.

4.   Financing Arrangements

The balances due under debt agreements at December 31, 2009 and 2008 were as follows:

(in thousands of dollars)	2009	2008
Senior Notes	$220,000	$220,000
Senior Credit Facility	68,555	74,444
Subordinated Term Loan	82	130
Total debt	288,637	294,574
Less : Current portion	68,603	74,492
Total long-term debt	$220,034	$220,082

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% Senior Notes due 2014. Pursuant to an exchange offer effective December 22, 2006, the Company exchanged all of the 11.25% Senior Notes for 11.25% Senior Notes registered under the Securities and Exchange Act of 1933 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1.

The Notes mature on February 1, 2014, unless previously redeemed, and the Company will not be required to make any mandatory redemption or sinking fund payment prior to maturity except in connection with a change in ownership or in the event of a sale of certain assets. The Company may redeem all or a portion of the Notes at a redemption price equal to 100.0% of the principal amount of the Notes, plus a premium declining ratably to par (as defined in the indenture), plus accrued and unpaid interest to the date of redemption. The Company has no plans to redeem the Notes at this time.

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

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007 the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets. At December 31, 2009, approximately $25.1 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2009 was 1.8%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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

At December 31, 2009 and 2008, there were outstanding letters of credit of approximately $3.2 million and $3.5 million under the Senior Credit Facility, respectively.

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement of approximately $238,000 requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At December 31, 2009, approximately $82,000 is outstanding under this agreement.

5. Employee Benefit Plans

The measurement date for defined benefit plan assets and liabilities is December 31, the Company’s fiscal year end. A summary of the elements of key employee benefit plans is as follows:

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

In 2007 the Company adopted FASB guidance related to employer’s accounting for defined benefit pension and other post retirement plans, the adoption of which did not have a significant impact on the Company’s consolidated financial statements. In 2009, the Company adopted additional FASB guidance related to additional disclosure for employer’s accounting for defined benefit, pension and other post retirement plans. The following sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan and a reconciliation of the funded status of the Pension Plans for the years ended December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands of dollars)	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year - January 1	$53,737	$53,020
Interest cost	3,207	3,110
Actuarial loss (gains)	1,142	(1,240)
Benefits paid	(1,472)	(1,153)
Benefit obligation at end of year - December 31	$56,614	$53,737
Change in plan assets
Fair value of plan assets at beginning of year - January 1	$33,494	$45,667
Actual return on plan assets	8,928	(12,537)
Employer contributions	1,237	1,517
Benefits paid	(1,472)	(1,153)
Fair value of plan assets at end of year - December 31	$42,187	$33,494
Unfunded status of the plan	$(14,427)	$(20,243)
Accumulated and projected benefit obligation - December 31	$56,614	$53,737

	December 31,	December 31,
(in thousands of dollars)	2009	2008

Interest cost	$3,207	$3,110
Expected return on assets	(2,673)	(3,667)
Amortization of net actuarial loss	653	-
Net periodic benefit (income) cost	$1,187	$(557)
Other Changes in Plan Assets and Benefit Obligations Recognized in
Other Comprehensive Income
Other comprehensive income at beginning of period - January 1	$12,502	$(2,463)
Net actuarial loss recognized during the period	(653)	-
Net (gain) loss during the period	(5,113)	14,965
Unrecognized other comprehensive income at end of period - December 31	$6,736	$12,502

Total recognized loss (gain) in other comprehensive income	$(5,766)	$14,965
Total recognized in net periodic benefit cost and other comprehensive income	$(4,579)	$14,408

The weighted-average discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2009 and 2008 was 5.90% and 6.10%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates to match the timing of the Company's benefit payments. Since the Pension Plans are frozen there is no weighted-average rate of compensation increase used in the determination of the benefit obligation.

The accumulated benefit obligation for the Pension Plans was approximately $56.6 million and $53.7 million at December 31, 2009 and 2008, respectively. The resulting unfunded pension liability at December 31, 2009 and 2008 was approximately $14.4 million and $20.2 million, respectively. The cumulative increase in other comprehensive income before tax was approximately $5.8 million for the year ended December 31, 2009.

Components of the net periodic pension benefit cost (income) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007

Interest cost	$3,207	$3,110	$2,924
Expected return on plan assets	(2,673)	(3,667)	(3,214)
A mortization of net actuarial losses	653	-	-
Net periodic benefit cost (income)	$1,187	$(557)	$(290)

The weighted-average discount rate used to determine the benefit cost for the Pension Plans was 6.10%, for the year ended December 31, 2009, 6.00% for the year ended December 31, 2008 and 5.75% for the year ended December 31, 2007. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan was 8.0% for each of the years ended December 31, 2009, 2008 and 2007. Based on current global stock market valuations, the Company expects to incur net periodic benefit costs of approximately $540,000 in 2010.

The Company expects approximately $105,000 in accumulated other comprehensive income to be reclassified into net period cost in 2010 related to unrecognized net actuarial gains and losses. There are no unrecognized prior service costs or transition obligations for the Pension Plans at December 31, 2009.

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers. Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews. The plans invest in the following major asset categories: equity securities and fixed income securities. At December 31, 2009 and 2008, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted-average allocation of plan assets by asset category for the Retirement Plan at December 31, 2009 and 2008 was as follows:

	2009	2008
Asset category
Equity securities	70.0%	58.0%
Fixed income securities	30.0	42.0
	100.0%	100.0%

For the years ended December 31, 2009 and 2008, the Company’s targeted allocation, by asset category, 65% for was equity securities and 35% for fixed income securities. The Company establishes its weighted-average expected long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

The following table sets forth, by category and within the fair value hierarchy, the fair value of the Company’s pension assets at December 31, 2009:

	Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical Assets	Observable Inputs	Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Asset category
Equity investments:
Mutual funds(1)	$27,961	$27,961	$-	$-
Management money - equity specialty(2)	1,383	-	1,383	-
Fixed income investments:
Mutual funds(3)	11,212	11,212	-	-
Commingled fund - fixed income specialty(4)	1,631	-	1,631	-
	$42,187	$39,173	$3,014	$-

(1)	This class represents actively traded mutual funds of market equities.
(2)	This class represents a managed account specifically for the pension asset trust that primarily consists of common stocks.
(3)	This class represents actively traded mutual funds of fixed income securities.
(4)	This class represents a commingled fund actively managed by investment managers that focuses on fixed income securities.

The following table sets forth benefit payments expected to be paid by the Pension Plans for the period indicated:

(in thousands of dollars)
2010	$1,746
2011	$2,026
2012	$2,269
2013	$2,493
2014	$2,717
In aggregate during five years thereafter	$17,095

A contribution of approximately $1.4 million is expected to be made to the Retirement Plan in 2010, and no contributions are expected to be required or made to the Restoration Plan in 2010. At December 31, 2009, the fair value of the assets of the Pension Plans was $42.2 million, up from $33.5 million at December 31, 2008. The significant increase was mainly due to the rebound in global stock prices that occurred during 2009.

Retirement Plan for Employees for Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan.

There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan is guaranteed for a two-year period that began on December 1, 2007. The Company contributed a total of approximately $933,000 and $975,000 to the Defined Contribution Plan during the years ended December 31, 2009 and 2008, respectively. Of these amounts, approximately $542,000 and $606,000 was related to the guaranteed supplemental employer contribution during the years ended December 31, 2009 and 2008, respectively. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers to the plan. The total expense related to the Savings Plan was approximately $116,000 and $129,000 for the years ended December 31, 2009 and 2008, respectively. During the two year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate in the plan was approximately $44,000 and $42,000 for the years ended December 31, 2009 and 2008, respectively.

Savings Plans for the Companies of Exopack

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $2.8 million, $2.9 million and $3.0 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

Profit-Sharing Plan

The Savings Plans for the Companies of Exopack provides for a profit-sharing contribution for certain employees, which is based on a percentage of income before income taxes (as defined by the plan), as well as current compensation earned by participants and years of service. Profit-sharing expense under these plans for the years ended December 31, 2009, 2008 and 2007 was approximately $40,000, $70,000, and zero, respectively. Employees vest in the Company’s profit sharing contributions over a six year period, with 10% vesting per year during the first two years of service and 20% per year thereafter.

Postretirement Benefit Plan

The Company is obligated to provide healthcare benefits on a restricted basis, to certain employees pursuant to a collective bargaining agreement (the “Postretirement Plan”).

The following sets forth the information related to the change in the unfunded accumulated benefit obligation for the years ended December 31, 2009 and 2008:

	December 31,	December 31,
(in thousands of dollars)	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$466	$424
Service cost	23	21
Interest cost	29	25
Benefits paid	-	-
Actuarial loss (gain)	25	(4)
Benefit obligation at end of year - December 31	$543	$466
Accumulated Benefit Obligation at the end of year-December 31	$543	$466
Unfunded Status of the Plan	$(543)	$(466)

	December 31,	December 31,
(in thousands of dollars)	2009	2008
Service cost	$23	$21
Interest cost	29	25
Amortization of net actuarial gains	(15)	(16)
Net periodic postretirement benefit cost	$37	$30

Other Changes in Plan Assets and Benefit Obligations Recognized in
Other Comprehensive Income
Other comprehensive income at beginning of period - January 1	$(233)	$(245)
Net actuarial gain recognized during the period	15	16
Net (gain) loss during the period	25	(4)
Unrecognized other comprehensive income at end of period - December 31	$(193)	$(233)

Total recognized loss (gain) in other comprehensive income	$40	$12
Total recognized in net periodic benefit cost and other comprehensive income	$77	$42

The significant assumptions used to measure the expected cost of benefits are as follows:

Weighted-average assumed health care cost trend rate:

                        8.5% grading uniformly to 5.0% over an eight-year period for the years ending December 31, 2009, 2008 and 2007

Weighted-average discount rates for obligation:

5.90% at December 31, 2009
6.10% at December 31, 2008

Discount rates for the net periodic benefit cost:

6.10% for the year ended December 31, 2009
6.00% for the year ended December 31, 2008
5.75% for the year ended December 31, 2007

The Company sets its discount rate annually in relationship to movements in published benchmark rates to match the timing of the Company's benefit payments. The ultimate health care cost trend rate of 5% represents the Company’s best estimate of the long-term average annual health care cost increase over the duration of the postretirement benefit plan’s liabilities.

The effects of a 1% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2009 and 2008 and the aggregate of net periodic postretirement health and benefit costs for the years ended December 31, 2009, 2008 and 2007.

Components of the net periodic postretirement benefit cost for the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
Service cost	$23	$21	$21
Interest cost	29	25	22
Amortization of net actuarial gains	(15)	(16)	(17)
Net periodic postretirement benefit cost	$37	$30	$26

The Company expects approximately $11,000 in accumulated other comprehensive income to be reclassified into net period cost in 2010 related to unrecognized actuarial gains. There are no unrecognized prior service costs or transition obligations for the Postretirement Plan at December 31, 2009.  The Company expects to incur net periodic postretirement benefit costs of approximatley $40,000 in 2010.

The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2010	$7
2011	$19
2012	$33
2013	$44
2014	$48
In aggregate for the five years thereafter	$330

Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2010.

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

The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2009, 2008 and 2007. The prospective method also requires nonpublic companies to record compensation cost in accordance with the guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the revised guidance is being recorded ratably over the vesting period of five years. The CPG Board granted 23,550 and 12,750 options to certain of the Company’s officers and key employees during the years ended December 31, 2008 and 2007, respectively. The CPG Board did not issue any options during the year ended December 31, 2009. The Company recorded related compensation expense of approximately $419,000, $616,000 and $177,000 during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the total compensation cost related to non-vested awards not yet recognized was approximately $1.3 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.

The following table summarizes information about stock options outstanding at December 31, 2009 (there were 800 shares exercisable at an exercise price of $72 per share at December 31, 2009):

	Options Outstanding
		W eighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	47,700	5.8 years
$130	1,500	6.5 years
$140	7,600	7.0 years
$184	1,550	7.4 years
$163	13,050	7.8 years
$140	5,000	8.1 years
	76,400	6.8 years

				W eighted-average
		Weighted-average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life
Options outstanding at December 31, 2008	84,100	$104.40
Granted	-	$-
Forfeited	(7,700)	$126.55
Options outstanding at December 31, 2009	76,400	$102.17	$2.9 million	6.8 years

There were 23,600 options available for grant at December 31, 2009 under the 2005 Stock Option Plan.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the Cello-Foil Acquisition. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of December 31, 2009 and 2008, the Company had two individuals under the agreements that were receiving benefits. The deferred compensation liability for these agreements was approximately $377,000 and $429,000 at December 31, 2009 and 2008, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for the years ended December 31, 2009, 2008 and 2007 was insignificant.

Other Benefit Plans

The Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and business unit performance against pre-defined goals. The Company recognized charges of approximately $4.3 million, $957,000 and $900,000 for benefits under the management incentive compensation plan for the years ended December 31, 2009, 2008 and 2007, respectively.

6. Capital Structure

The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2009 and 2008) (“Voting Common Stock “) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2009 and 2008) (“Non-Voting Common Stock”), each with a par value of $0.001 per share. The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on the matters to be voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable (see Note 4 with respect to restrictions placed on declarations and payments under financing arrangements). Each share of Voting Common stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock.

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding at December 31, 2009 and 2008.

7. Severance Expenses and Exit and Disposal Activities Severance Expenses

During the years ended December 31, 2009 and 2008, the Company terminated certain employees and eliminated their positions. During the fourth quarter of 2009 the Company extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its food and specialty packaging segment facilities. In connection with these terminations the Company recorded employee termination costs of approximately $3.1 million (excluding severance costs associated with the closure of a facility discussed below) and $2.0 million for the years ended December 31, 2009 and 2008, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of the approximately $873,000 in severance accrued at December 31, 2008 and approximately $3.1 million in costs incurred in 2009, of which approximately $2.3 million was incurred during the fourth quarter of 2009, the Company paid approximately $2.0 million through December 31, 2009, so that approximately $2.0 million remained accrued for employee termination benefits at December 31, 2009 which will be paid in 2010.

Exit and Disposal Activities

During the year ended December 31, 2008, the Company consolidated the operations of one of its Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. There were no exit costs incurred during the year ended December 31, 2009 related to this facility. The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility of approximately $543,000 is reflected in the accompanying consolidated balance sheet as of December 31, 2009.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The Company did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009. There were no exit costs incurred during the year ended December 31, 2008 related to this facility. During the year ended December 31, 2009, the Company recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility. This charge is reflected in “Selling, general and administrative expenses” in the accompanying consolidated statement of operations. The remaining severance liability related to this closed facility of approximately $122,000 is reflected in the accompanying consolidated balance sheet as of December 31, 2009.

In August 2006, the Company ceased production at the pouch production facility of one of its food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation. During the year ended December 31, 2008 the Company increased its future lease obligation by approximately $209,000 with a corresponding charge to “Selling, general and administrative expenses”, as a result of changing the previously estimated sublease income to correspond with the actual sublease. There were no exit costs related to this facility as of December 31, 2009. The remaining lease obligation related to this facility of approximately $152,000 is reflected in the accompanying consolidated balance sheet as of December 31, 2009.

8. Commitments and Contingencies Operating Leases

The Company leases certain buildings, equipment, vehicles, warehouses, and office space under the terms of non-cancelable operating leases which expire through the year 2021.

Future annual payments on the operating leases as of December 31, 2009 are as follows:

(in thousands of dollars)
Year Ending December 31
2010	$9,283
2011	8,276
2012	7,586
2013	6,781
2014	5,828
2015 and thereafter	11,116
Total	$48,870

Rent expense for all operating leases amounted to approximately $8.7 million, $7.9 million and $5.5 million (excluding the provision for future rental costs related to the pouch production facility and the Canadian food and specialty packaging facilities as discussed in Note 7) for the years ended December 31, 2009, 2008 and 2007, respectively.

Sale/leaseback Transactions

During the year ended December 31, 2009, the Company completed two equipment sale/leaseback transactions with a third party that resulted in net proceeds of approximately $6.0 million, after fees and deposits. The equipment sold consisted of an extrusion asset and press that were purchased during 2009. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.

Purchase Commitments

The Company, through its wholly-owned subsidiary, Cello-Foil, was obligated under an agreement through December 31, 2009 with its major ink supplier to purchase annually the greater of $4.0 million of ink or 90% of all ink purchases by Cello-Foil from this supplier subject to certain rebates. This agreement expired on December 31, 2009 and was subsequently extended until June 30, 2010. A new agreement, to begin July 1, 2010 is currently being negotiated with the supplier. For the years ended December 31, 2009, 2008 and 2007, Cello-Foil purchased approximately $5.7 million, $7.6 million and $6.6 million, respectively, of ink from this supplier.

Capital Project Commitments Related to Property, Plant and Equipment

At December 31, 2009, the Company has various capital projects related to property, plant and equipment in progress with approximately $13.8 million in future estimated costs to complete the projects.

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

9. Income Taxes

The following tables present components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate for the years or dates indicated, as applicable:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
(Benefit from) provision for income taxes:
Current
Federal	$-	$-	$-
Foreign	1,245	853	277
State	92	126	141
	1,337	979	418
Deferred
Federal	(1,225)	(1,862)	23
Foreign	(90)	(78)	(843)
State	(1,136)	(254)	(139)
	(2,451)	(2,194)	(959)
Net (benefit from) provision for income taxes	$(1,114)	$(1,215)	$(541)

The components of deferred income tax assets and liabilities are summarized as follows at December 31, 2009 and 2008:

(in thousands of dollars)	2009	2008
Gross deferred income tax assets
Net operating loss carryforwards	$16,125	$11,279
Minimum pension liability	7,036	9,426
Accrued vacation	1,660	1,756
AMT credit carryforwards	1,190	1,190
Accrued workers' compensation liability	573	836
Deferred compensation and future stock option payments	608	515
Net accounts receivable basis difference	476	610
Accrual for medical claims incurred but not reported	281	313
State and other tax credit carryforwards	444	444
Net inventory basis difference	590	571
Other accruals and reserves	1,178	777
	30,161	27,717
Gross deferred income tax liabilities
Net fixed asset basis difference	(33,550)	(33,117)
Goodwill and other intangible assets basis differences	(19,541)	(20,043)
Postretirement and pension accruals	(1,695)	(1,728)
Other	(751)	(597)
	(55,537)	(55,485)

Gross deferred tax liabilities, net	(25,376)	(27,768)
Less: valuation allowance	(4,813)	(2,374)
Net deferred income tax liabilities	$(30,189)	$(30,142)

The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2009 and 2008:

	December 31,	December 31,
(in thousands of dollars)	2009	2008

Current deferred income tax asset	$3,500	$3,970
Long-term deferred income tax liability	(33,689)	(34,112)
	$(30,189)	$(30,142)

The reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate is summarized as follows:

	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
(in thousands of dollars)	2009		2008		2007
Federal income tax (benefit) at the statutory rate	$(2,397)	34%	$(2,493)	34%	$(1,512)	34%
Foreign rate differential	(69)	1%	(282)	4%	(50)	1%
State income tax (benefit), net of federal income tax (benefit)	(349)	5%	(85)	1%	2	0%
Permanent differences	21	0%	204	-3%	145	-3%
Valuation allowance	1,912	-27%	1,124	-15%	1,192	-27%
Effect of deferred rate changes	(44)	0%	455	-6%	-	0%
Adjustment related to prior year taxes	(188)	3%	(64)	1%	(354)	8%
Other	-	0%	(74)	1%	36	-1%
	$(1,114)	16%	$(1,215)	17%	$(541)	12%

At December 31, 2009, the Company had Federal net operating loss carryforwards of approximately $25.5 million, which begin to expire in 2024. The Company has recorded a deferred tax asset based on $25.1 million of domestic net operating loss carryforwards. The difference is due to excess tax basis in goodwill acquired in a purchase business combination that will reduce the income taxes paid by the Company in future periods, and in accordance with FASB guidance related to accounting for income taxes, the Company will record a reduction to book goodwill as the future tax benefits are realized rather than recording a deferred tax asset for these benefits. The Company also had Canadian loss carryforwards of approximately $22 million, which begin to expire in 2009 and alternative minimum tax credit carryforwards of approximately $4.4 million, which do not expire. The Company has placed a valuation allowance of approximately $4.4 million against the Canadian loss carryforwards net of the Canadian deferred tax liabilities. See Note 13 for the net change in the valuation allowance.

During 2009, the IRS completed its examination of the tax year ended December 31, 2006. During the course of that examination, the IRS made several adjustments to the net operating loss carryforwards which have been offset by establishing certain deferred items which will be deductible in the future. The examination was completed as of year-end and no further adjustments were required. The Company has state tax credit carryforwards totaling approximately $444,000 which it does not expect to be able to utilize; accordingly, the Company has recorded a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2009 and 2008.

A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows:

(in thousands of dollars)
Gross uncertain tax benefit at January 1, 2007	$46
Gross increases pre-acquisition period	26
Gross uncertain tax benefit at December 31, 2007	$72
Gross decreases (expired statute)	(36)
Gross decreases (withdrawn determination)	(16)
Gross decreases (settled by cash payment with tax authorities)	(20)
Gross uncertain tax benefit at December 31, 2008	$-
Gross increases/decreases	-
Gross uncertain tax benefit at December 31, 2009	$-

 None of the unrecognized tax benefits, if recognized, would affect the effective tax rate for the years ended December 31, 2009, 2008 or 2007.

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

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events including, without limitation, re-financings, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration of the corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement. The agreement terminates on October 13, 2015.

During the years ended December 31, 2009, 2008 and 2007, the Company incurred management fees and other related expenses under the management services agreement of approximately $1.4 million, $1.5 million and $1.2 million, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company paid approximately $190,000 of professional fees and other expenses on behalf of CPG during the year ended December 31, 2007. This amount is reflected in “Selling, general, and administrative expenses” in the accompanying consolidated statement of operations. The Company did not pay any professional or other expenses related to CPG during the years ended December 31, 2009 and 2008.

During the year ended December 31, 2007, the Company paid Sun Capital Management approximately $231,000 for management services in conjunction with the EPF Acquisition. The Company incurred approximately $21,000 and $73,000 for certain consulting fees from Sun Capital Management during the years ended December 31, 2009 and 2008, respectively, and such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

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

Prior to the Company’s fourth quarter of 2008, the Company determined that it operated in two reportable segments. After the 2007 acquisitions of EAC and EPF, the Company began integration of these acquired businesses and during 2008 reassessed its segment reporting. As of the fourth quarter of 2008, the Company determined that its operations consisted of three reportable segments: (i) paper packaging, (ii) plastic packaging and films, and (iii) coated products. Effective July 1, 2009, the Company implemented an internal organizational change to move from a concentration on product lines to a concentration on markets. As a result of this change, the Company reassessed its segment reporting in the third quarter of 2009 and determined that its operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The food and specialty packaging segment produces products used in applications such as beverage, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. Certain amounts in the prior year have been restated to present this four segment approach.

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

The Company evaluates performance based on profit or loss from operations. During the years ended December 31, 2009, 2008 and 2007 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
Pet food and specialty packaging	$4,584	$3,794	$3,918
Food and specialty packaging	9,487	8,724	5,020
Performance packaging	5,036	5,363	4,923
Total allocations	$19,107	$17,881	$13,861

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to the coated products segment during the years ended December 31, 2009, 2008 or 2007.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The accounting policies for the individual segments are the same as the Company’s general accounting policies discussed in Note 2.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2009, 2008 and 2007.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
(in thousands of dollars)	2009	2008	2007
Revenues from external customers:
Pet food and specialty packaging	$233,195	$267,520	$266,989
Food and specialty packaging	211,082	236,152	181,843
Performance packaging	163,641	202,213	197,551
Coated products	65,815	75,847	29,690
Total	$673,733	$781,732	$676,073
Intersegment revenues :
Pet food and specialty packaging	$1,612	$1,693	$1,255
Food and specialty packaging	19,012	10,053	5,519
Performance packaging	1,270	1,896	844
Coated products	-	-	-
Total	$21,894	$13,642	$7,618
Operating income (loss):
Pet food and specialty packaging	$26,051	$27,245	$29,555
Food and specialty packaging	4,197	2,706	(819)
Performance packaging	9,861	13,240	13,810
Coated products	5,523	5,981	815
Corporate	(24,557)	(24,143)	(20,471)
Total	21,075	25,029	22,890
Interest expense - Corporate	28,592	30,991	28,884
Other expense (income), net	(468)	1,371	(1,548)
Loss before income taxes	$(7,049)	$(7,333)	$(4,446)
Identifiable assets :
Pet food and specialty packaging	$136,207	$143,885	$148,991
Food and specialty packaging	124,862	123,739	132,784
Performance packaging	112,843	123,892	126,211
Coated products	41,302	41,738	42,290
Corporate	66,250	65,378	68,833
Total	$481,464	$498,632	$519,109
Depreciation and amortization:
Pet food and specialty packaging	$6,757	$6,500	$5,375
Food and specialty packaging	7,905	7,282	5,966
Performance packaging	6,089	6,013	5,101
Coated products	2,224	2,443	924
Corporate	2,480	2,266	2,228
Total	$25,455	$24,504	$19,594
Capital expenditures :
Pet food and specialty packaging	$10,413	$5,587	$5,515
Food and specialty packaging	9,474	4,245	11,835
Performance packaging	5,046	7,240	5,101
Coated products	934	1,494	422
Corporate	554	583	371
Total	$26,421	$19,149	$23,244

The following geographic information represents the Company’s net sales based on product shipment location for the years ended December 31, 2009, 2008 and 2007 and total long-lived assets based on physical location at December 31, 2009 and 2008:

Net Sales to Unaffiliated Customers

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
(in thousands)	2009	2008	2007
United States	$571,143	$648,033	$614,367
United Kingdom	32,934	39,159	14,759
Canada	69,656	94,540	46,947
	$673,733	$781,732	$676,073

Total Long-Lived Assets

(in thousands)	2009	2008
United States	$149,429	$152,487
Canada	18,451	15,549
United Kingdom	6,175	5,721
	$174,055	$173,757

Long-lived assets include property, plant and equipment for the years ended December 31, 2009 and 2008, respectively.

One customer, as a result of the consolidation of two previously existing customers during 2007, primarily within the Company’s pet food and specialty packaging segment accounted for 11.5%, 11.8% and 13.7% of the Company’s net sales during the years ended December 31, 2009, 2008 and 2007, respectively. This same customer accounted for 12.0% and 11.5% of total accounts receivable as of December 31, 2009 and 2008.

12. Insurance Proceeds and Claims in Process

In October 2007 the Company received $1.8 million in net insurance proceeds from an insurance claim for business interruption related to the 2005 hurricane season. Certain of the Company’s significant resin providers located in the southeastern United States were unable to supply resin necessary to meet production at the Company’s manufacturing facilities. This amount is included in “Other expense (income), net” on the accompanying consolidated statement of operations.

In September 2009, one of the Company’s facilities in the food and specialty packaging segment experienced a fire that damaged a press. The Company has submitted a property and business interruption insurance claim for approximately $1.0 million with its insurance carrier for their review and anticipates settlement during 2010. There is no insurance receivable reflected at December 31, 2009 in the accompanying consolidated balance sheet.

13. Valuation and Qualifying Accounts

	Balance at							Balance at
	Beginning	Charged to				(Deductions)		End of
(in thousands)	of Period	Expense (Benefit)		Other		Recoveries		Period
2009
Allowance for Uncollectible Accounts	$2,088	$(1,089)		$-		$593	(1)	$1,592
Valuation Allowance for Deferred Tax Assets	$2,374	$1,912	(2)	$527	(4)	$-		$4,813
Inventory Reserve	$875	$912		$21	(4)	$(835	)(1)	$973
2008
Allowance for Uncollectible Accounts	$1,666	$(267)		$-		$689	(1)	$2,088
Valuation Allowance for Deferred Tax Assets	$1,636	$1,124	(2)	$(386	)(4)	$-		$2,374
Inventory Reserve	$2,608	$284		$(69	)(4)	$(1,948	)(1)	$875
2007
Allowance for Uncollectible Accounts	$2,185	$(323)		$452	(3)	$(648	)(1)	$1,666
Valuation Allowance for Deferred Tax Assets	$444	$1,192	(2)	$-		$-		$1,636
Inventory Reserve	$1,201	$1,710		$42	(4)	$(345	)(1)	$2,608

(1)	Represents amounts (written off) recovered during the period.
(2)

During 2009, 2008 and 2007, the Company recorded a non-cash charge to establish a valuation allowance against net operating losses specifically related to the Company’s Canadian operations. See Note 2 for further discussion.

(3)	Represents allocation for uncollectible accounts recorded through purchase accounting in relation to the EEF and EPF Acquisitions.
(4)	Represents impact of foreign exchange rates during the period.

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

The following consolidating financial statements present the balance sheets as of December 31, 2009 and 2008, the statements of operations for the years ended December 31, 2009, 2008 and 2007, and the statements of cash flows for the years ended December 31, 2009, 2008 and 2007, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain reclassifications have been made to the prior period consolidating financial statements to conform to the current presentation.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$160	$473	$-	$633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,592)	-	64,566	13,828	-	78,394
Other receivables	-	2,160	1,636	-	3,796
Inventories	-	65,398	14,910	(336)	79,972
Deferred income taxes	-	3,332	168	-	3,500
Prepaid expenses and other current assets	-	2,017	1,400	-	3,417
Total current assets	-	137,633	32,415	(336)	169,712
Property, plant, and equipment, net	-	149,429	24,626	-	174,055
Deferred financing costs, net	4,798	399	-	-	5,197
Intangible assets, net	-	64,533	674	-	65,207
Goodwill	-	63,718	720	-	64,438
Investment in subsidiaries	110,782	7,035	-	(117,817)	-
Intercompany receivables	35,640	24,863	(2,718)	(57,785)	-
Other assets	-	2,253	602	-	2,855
Total assets	$151,220	$449,863	$56,319	$(175,938)	$481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$60,259	$8,344	$-	$68,603
Accounts payable	-	53,227	11,702	-	64,929
Accrued liabilities	10,312	19,378	4,089	-	33,779
Income taxes payable	-	124	978	-	1,102
Total current liabilities	10,312	132,988	25,113	-	168,413
Long-term liabilities
Long-term debt, less current portion	220,000	34	-	-	220,034
Deferred income taxes	(38,186)	70,385	1,490	-	33,689
Intercompany payables	(85,405)	121,180	22,010	(57,785)	-
Other liabilities	-	14,158	671	-	14,829
Total long-term liabilities	96,409	205,757	24,171	(57,785)	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,230	73,230	23,897	(97,127)	73,230
Accumulated other comprehensive loss, net	(5,074)	(5,074)	(1,373)	6,447	(5,074)
Accumulated deficit	(23,657)	42,962	(15,489)	(27,473)	(23,657)
Total stockholder's equity	44,499	111,118	7,035	(118,153)	44,499
Total liabilities and stockholder's equity	$151,220	$449,863	$56,319	$(175,938)	$481,464

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$641	$1,071	$-	$1,712
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,088)	-	66,983	16,139	-	83,122
Other receivables	-	2,042	446	-	2,488
Inventories	-	76,906	14,715	(317)	91,304
Deferred income taxes	-	3,953	17	-	3,970
Prepaid expenses and other current assets	-	1,848	1,086	-	2,934
Total current assets	-	152,373	33,474	(317)	185,530
Property, plant, and equipment, net	-	152,487	21,270	-	173,757
Deferred financing costs, net	5,973	767	-	-	6,740
Intangible assets, net	-	66,457	662	-	67,119
Goodwill	-	63,718	654	-	64,372
Investment in subsidiaries	92,918	9,144	-	(102,062)	-
Intercompany receivables	35,640	22,945	(350)	(58,235)	-
Other assets	-	1,011	103	-	1,114
Total assets	$134,531	$468,902	$55,813	$(160,614)	$498,632
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$67,858	$6,634	$-	$74,492
Accounts payable	-	56,030	10,332	-	66,362
Accrued liabilities	10,313	24,361	4,570	-	39,244
Income taxes payable	-	94	738	-	832
Total current liabilities	10,313	148,343	22,274	-	180,930
Long-term liabilities
Long-term debt, less current portion	220,000	82	-	-	220,082
Deferred income taxes	(30,541)	63,353	1,300	-	34,112
Intercompany payables	(107,973)	143,748	22,460	(58,235)	-
Other liabilities	-	20,141	635	-	20,776
Total long-term liabilities	81,486	227,324	24,395	(58,235)	274,970
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	72,811	72,811	23,897	(96,708)	72,811
Accumulated other comprehensive loss, net	(12,357)	(12,357)	(2,300)	14,657	(12,357)
Accumulated deficit	(17,722)	32,781	(12,453)	(20,328)	(17,722)
Total stockholder's equity	42,732	93,235	9,144	(102,379)	42,732
Total liabilities and stockholder's equity	$134,531	$468,902	$55,813	$(160,614)	$498,632

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$571,440	$121,315	$(19,022)	$673,733
Cost of sales	-	502,108	113,659	(19,003)	596,764
Gross margin	-	69,332	7,656	(19)	76,969
Selling, general and administrative expenses	419	47,405	8,070	-	55,894
Operating income (loss)	(419)	21,927	(414)	(19)	21,075
Other expenses (income)
Interest expense	23,324	3,569	1,699	-	28,592
Other (income) expense, net	-	(277)	(191)	-	(468)
Net other expense	23,324	3,292	1,508	-	28,124
(Loss) income before income taxes	(23,743)	18,635	(1,922)	(19)	(7,049)
(Benefit from) provision for income taxes	(7,646)	5,418	1,114	-	(1,114)
Net (loss) income before equity in earnings of affiliates	(16,097)	13,217	(3,036)	(19)	(5,935)
Equity in earnings (loss) of affiliates	10,162	(3,036)	-	(7,126)	-
Net (loss) income	$(5,935)	$10,181	$(3,036)	$(7,145)	$(5,935)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$648,431	$142,624	$(9,323)	$781,732
Cost of sales	-	577,528	131,027	(9,031)	699,524
Gross margin	-	70,903	11,597	(292)	82,208
Selling, general and administrative expenses	628	47,607	8,944	-	57,179
Operating income (loss)	(628)	23,296	2,653	(292)	25,029
Other expenses (income)
Interest expense	23,324	5,243	2,424	-	30,991
Other (income) expense, net	-	(393)	1,764	-	1,371
Net other expense	23,324	4,850	4,188	-	32,362
(Loss) income before income taxes	(23,952)	18,446	(1,535)	(292)	(7,333)
(Benefit from) provision for income taxes	(9,101)	7,117	769	-	(1,215)
Net (loss) income before equity in earnings of affiliates	(14,851)	11,329	(2,304)	(292)	(6,118)
Equity in earnings (loss) of affiliates	8,733	(2,304)	-	(6,429)	-
Net (loss) income	$(6,118)	$9,025	$(2,304)	$(6,721)	$(6,118)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$614,548	$64,234	$(2,709)	$676,073
Cost of sales	-	545,210	61,182	(2,717)	603,675
Gross margin	-	69,338	3,052	8	72,398
Selling, general and administrative expenses	569	42,982	5,957	-	49,508
Operating income (loss)	(569)	26,356	(2,905)	8	22,890
Other expenses (income)
Interest expense	23,323	4,118	1,443	-	28,884
Other (income) expense, net	-	(1,953)	405	-	(1,548)
Net other expense	23,323	2,165	1,848	-	27,336
(Loss) income before income taxes	(23,892)	24,191	(4,753)	8	(4,446)
(Benefit from) provision for income taxes	(9,086)	9,112	(567)	-	(541)
Net (loss) income before equity in earnings of affiliates	(14,806)	15,079	(4,186)	8	(3,905)
Equity in earnings (loss) of affiliates	10,901	(4,186)	-	(6,715)	-
Net (loss) income	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(5,935)	$10,181	$(3,036)	$(7,145)	$(5,935)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,175	21,035	3,245	-	25,455
Equity in (earnings) loss of affiliates	(10,162)	3,036	-	7,126	-
Deferred income tax (benefit) provision	(7,645)	5,283	(85)	-	(2,447)
Stock compensation expense	419	419	-	(419)	419
(Recovery from) provision for bad debts	-	(907)	(182)	-	(1,089)
Loss on sales and disposal of property, plant and
equipment	-	1,049	264	-	1,313
Changes in operating assets and liabilities:
Receivables	-	3,324	4,476	-	7,800
Inventories	-	11,508	1,873	19	13,400
Prepaid expenses and other assets	-	(1,448)	(1,199)	-	(2,647)
Accounts payable and accrued and other liabilities	(1)	(8,658)	(1,873)	-	(10,532)
Income tax receivable/payable	-	30	211	-	241
Net cash provided by (used in) operating activities	(22,149)	44,852	3,694	(419)	25,978
Cash flows from investing activities
Investment in joint venture	-	(400)	-	-	(400)
Purchases of property, plant and equipment	-	(22,773)	(3,648)	-	(26,421)
Proceeds from sales of property, plant and equipment	-	6,973	108	-	7,081
Investments in subsidiaries	(419)	-	-	419	-
Net cash (used in) provided by investing activities	(419)	(16,200)	(3,540)	419	(19,740)
Cash flows from financing activities
Repayment of subordinated term loans	-	(48)	-	-	(48)
Borrowings under revolving credit facility	-	684,725	39,382	-	724,107
Repayments of revolving credit facility	-	(692,324)	(38,656)	-	(730,980)
Intercompany borrowings (repayments)	22,568	(24,486)	1,918	-	-
Net cash provided by (used in) financing activities	22,568	(32,133)	2,644	-	(6,921)
Effect of exchange rate changes on cash	-	3,000	(3,396)	-	(396)
Increase (decrease) in cash	-	(481)	(598)	-	(1,079)
Cash
Beginning of year	-	641	1,071	-	1,712
End of year	$-	$160	$473	$-	$633

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2008

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(6,118)	$9,025	$(2,304)	$(6,721)	$(6,118)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,175	19,897	3,432	-	24,504
Equity in (earnings) loss of affiliates	(8,733)	2,304	-	6,429	-
Deferred income tax (benefit) provision	(9,102)	6,986	(131)	-	(2,247)
Stock compensation expense	616	616	-	(616)	616
(Recovery from) provision for bad debts	-	(288)	21	-	(267)
Loss (gain) on sales and disposal of property, plant and
equipment	-	1,792	(35)	-	1,757
Changes in operating assets and liabilities:
Receivables	-	(2,618)	(5,796)	-	(8,414)
Inventories	-	768	(985)	292	75
Prepaid expenses and other assets	-	1,618	(242)	-	1,376
Accounts payable and accrued and other liabilities	1	(3,566)	4,168	-	603
Income tax receivable/payable	-	476	598	-	1,074
Net cash provided by (used in) operating activities	(22,161)	37,010	(1,274)	(616)	12,959
Cash flows from investing activities
Purchases of property, plant and equipment	-	(16,444)	(2,705)	-	(19,149)
Proceeds from sales of property, plant and equipment	-	406	106	-	512
Acquisition of business	-	542	(931)	-	(389)
Investments in subsidiaries	(616)	-	-	616	-
Net cash (used in) provided by investing activities	(616)	(15,496)	(3,530)	616	(19,026)
Cash flows from financing activities
Repayment of subordinated term loans	-	(49)	(64)	-	(113)
Borrowings under revolving credit facility	-	979,619	99,379	-	1,078,998
Repayments of revolving credit facility	-	(978,409)	(95,217)	-	(1,073,626)
Intercompany borrowings (repayments)	22,700	(18,016)	(4,684)	-	-
Financing costs paid	-	(110)	-	-	(110)
Net cash provided by (used in) financing activities	22,700	(16,965)	(586)	-	5,149
Effect of exchange rate changes on cash	-	(4,214)	5,536	-	1,322
Increase (decrease) in cash	(77)	335	146	-	404
Cash
Beginning of year	77	306	925	-	1,308
End of year	$-	$641	$1,071	$-	$1,712

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2007

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,905)	$10,893	$(4,186)	$(6,707)	$(3,905)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,175	16,714	1,705	-	19,594
Equity in loss (earnings) of affiliates	(10,901)	4,186	-	6,715	-
Deferred income tax (benefit) provision	(9,086)	8,973	(863)	-	(976)
Stock compensation expense	177	177	-	(177)	177
(Recovery from) provision for bad debts	-	(492)	169	-	(323)
Loss on sales and disposal of property, plant and
equipment	-	1,172	139	-	1,311
Impairment of property, plant and equipment	-	593	-	-	593
Changes in operating assets and liabilities:
Receivables	-	(731)	(2,825)	-	(3,556)
Inventories	-	2,613	950	(8)	3,555
Prepaid expenses and other assets	-	(2,813)	(159)	-	(2,972)
Accounts payable and accrued and other liabilities	(149)	(10,986)	6,124	-	(5,011)
Income tax receivable/payable	-	4,043	279	-	4,322
Net cash provided by (used in) operating activities	(22,689)	34,342	1,333	(177)	12,809
Cash flows from investing activities
Purchases of property, plant and equipment	-	(22,607)	(637)	-	(23,244)
Acquisition of business		(48,900)	(30,535)	30,535	(48,900)
Proceeds from sale of property, plant and equipment	-	248	110	-	358
Investments in subsidiaries	(177)	-	-	177	-
Net cash (used in) provided by investing activities	(177)	(71,259)	(31,062)	30,712	(71,786)
Cash flows from financing activities
Repayment of subordinated term loans	-	(45)	(43)	-	(88)
Borrowings under revolving credit facility	-	829,183	30,000	-	859,183
Repayments of revolving credit facility	-	(769,337)	(29,697)	-	(799,034)
Intercompany borrowings (repayments)	22,932	(23,910)	19,822	(18,844)	-
Capital contribution by Parent	-	-	11,691	(11,691)	-
Financing costs paid	(25)	(646)	-	-	(671)
Repayments of capital lease obligation	-	(2)	-	-	(2)
Net cash provided by (used in) financing activities	22,907	35,243	31,773	(30,535)	59,388
Effect of exchange rate changes on cash	-	1,627	(1,215)	-	412
Increase (decrease) in cash	41	(47)	829	-	823
Cash
Beginning of year	36	353	96	-	485
End of year	$77	$306	$925	$-	$1,308

15. Restatement of Quarterly Financial Information (Unaudited)

The unaudited quarterly financial information of the Company for the first three quarters of fiscal 2009 have been restated in order to correct the amounts of certain direct and indirect costs capitalized into inventory for one plant located in Canada. The accounts affected were inventories and cost of sales. This error did not impact net cash provided by (used in) operations in any period. The provision for income taxes did not change in any of the quarterly periods in 2009 as a full valuation allowance is provided against Canadian deferred tax assets. The Company determined that the incorrect amounts identified were not material individually in any of the first three quarters of 2009 in which they were reported, but the Company concluded that such amounts in the aggregate would be material to the fourth quarter of 2009. Accordingly, the Company has restated its unaudited quarterly financial information for these three quarters in order to correct the inaccurate amounts of these costs and to accurately report its fourth quarter results.

The effect of the restatement on the Company’s financial statements for the first three quarters of fiscal 2009 is presented in the following tables, along with unaudited interim quarterly information for fiscal 2008 for comparative purposes.

	Three Months Ended
	S eptember 30, 2009		June 30, 2009		March 31, 2009
	As		As		As
	Originally	As	Originally	As	Originally	As
(in thousands of dollars)	Reported	Restated	Reported	Restated	Reported	Restated
Net sales	$164,923	$164,923	$162,750	$162,750	$179,433	$179,433
Cost of sales	146,351	146,990	143,468	144,324	155,493	156,299
Gross margin	18,572	17,933	19,282	18,426	23,940	23,134
Selling, general and administrative
expenses	12,413	12,413	11,553	11,553	14,293	14,293
Operating income	6,159	5,520	7,729	6,873	9,647	8,841
Other expenses (income)
Interest expense	7,201	7,201	7,147	7,147	7,167	7,167
Other (income) expense, net	211	211	(735)	(735)	82	82
Net other expense	7,412	7,412	6,412	6,412	7,249	7,249
(Loss) income before income
taxes	(1,253)	(1,892)	1,317	461	2,398	1,592
Provision for income taxes	435	435	357	357	813	813
Net (loss) income	$(1,688)	$(2,327)	$960	$104	$1,585	$779

	Three Months Ended
	December 31,	September 30,	June 30,	March 31,
(in thousands of dollars)	2009	2009	2009	2009
		(as restated)	(as restated)	(as restated)
Net sales	$166,627	$164,923	$162,750	$179,433
Cost of sales	149,151	146,990	144,324	156,299
Gross margin	17,476	17,933	18,426	23,134
Selling, general and administrative
expenses	17,635	12,413	11,553	14,293
Operating income (loss)	(159)	5,520	6,873	8,841
Other (income) expenses
Interest expense	7,077	7,201	7,147	7,167
Other (income) expense , net	(26)	211	(735)	82
Net other expense	7,051	7,412	6,412	7,249
(Loss) income before income
taxes	(7,210)	(1,892)	461	1,592
(Benefit from) provision for income
taxes	(2,719)	435	357	813
Net (loss) income	$(4,491)	$(2,327)	$104	$779

	Three Months Ended
	December 31,	S eptember 30,	June 30,	March 31,
(in thousands of dollars)	2008	2008	2008	2008
Net sales	$188,081	$194,699	$195,226	$203,726
Cost of sales	166,959	176,082	173,800	182,683
Gross margin	21,122	18,617	21,426	21,043
Selling, general and administrative expenses	15,229	12,516	14,710	14,724
Operating income	5,893	6,101	6,716	6,319
Other (income) expenses
Interest expense	7,678	7,702	7,645	7,966
Other (income) expense , net	911	1,473	(166)	(847)
Net other expense	8,589	9,175	7,479	7,119
Loss before income taxes	(2,696)	(3,074)	(763)	(800)
(Benefit from) provision for income taxes	(654)	(588)	213	(186)
Net loss	$(2,042)	$(2,486)	$(976)	$(614)

As of
	September 30, 2009		June 30, 2009		March 31, 2009
	As		As		As
	Originally	As	Originally	As	Originally	As
(in thousands of dollars)	Reported	Restated	Reported	Restated	Reported	Restated
Inventory(1)	$85,435	$82,948	$89,433	$87,701	$86,397	$85,597

(1)	Restatement adjustments for inventory are immaterially different from restatement adjustments for the statement of operations due to fluctuations in foreign currency.

EXHIBIT INDEX

Number Description

2.1	Purchase Agreement, among Intelicoat Technologies Image Products Holdco LLC, Image Products Group LLC, Exopack
Advanced Coatings, LLC, Exopack Holdings UK, Ltd., and Exopack Holding Corp., dated August 6, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 10, 2007 (File No. 333-136559)).

3.1	Certificate of Incorporation of FPD Holdings Corp., dated April 12, 2001 (incorporated by reference to Exhibit 3.1 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.2	Certificate of Amendment to the Certificate of Incorporation of FPD Holdings Corp. (amending name to Exo-Tech
Packaging Holding Corp.), dated July 26, 2001 (incorporated by reference to Exhibit 3.2 to our Registration Statement on
Form S-4 (File No. 333-136559)).

3.3	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp., dated August 6, 2001
(incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.4	Certificate of Amendment to the Certificate of Incorporation of Exo-Tech Packaging Holding Corp. (amending name to
Exopack Holding Corp.), dated August 25, 2001 (incorporated by reference to Exhibit 3.4 to our Registration Statement on
Form S-4 (File No. 333-136559)).

3.5	Certificate of Merger of Exopack Integrated, Inc. with and into Exopack Holding Corp. (the surviving corporation), dated
October 13, 2005 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4 (File No. 333-
136559)).

3.6	Bylaws of FPD Holdings Corp., dated April 30, 2001 (incorporated by reference to Exhibit 3.6 to our Registration
Statement on Form S-4 (File No. 333-136559)).

3.7	Certificate of Incorporation of FPD Acquisition, Inc., dated April 12, 2001 (incorporated by reference to Exhibit 3.7 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.8	Certificate of Conversion of FPD Acquisition, Inc. into Exo-Tech Packaging, L.L.C. (with Exo-Tech, L.L.C. as the surviving entity), dated July 27, 2001 (incorporated by reference to Exhibit 3.8 to our Registration Statement on Form S-4
(File No. 333-136559)).

3.9	Certificate of Formation of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to Exhibit 3.9 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.10	Certificate of Amendment to the Certificate of Formation of Exo-Tech Packaging, L.L.C. (amending name to Exopack,
LLC), dated August 28, 2001 (incorporated by reference to Exhibit 3.10 to our Registration Statement on Form S-4 (File
No. 333-136559)).

3.11	Limited Liability Company Agreement of Exo-Tech Packaging, L.L.C., dated July 27, 2001 (incorporated by reference to
Exhibit 3.11 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.12	Certificate of Formation of Exopack-Thomasville, LLC, dated September 12, 2001 (incorporated by reference to Exhibit
3.12 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.13	Limited Liability Company Agreement of Exopack-Thomasville, LLC, dated September 27, 2003 (incorporated by reference to Exhibit 3.13 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.14	Certificate of Formation of SF&A Acquisition Company, L.L.C., dated September 23, 2002 (incorporated by reference to Exhibit 3.14 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.15	Certificate of Amendment to the Certificate of Formation of SF&A Acquisition, L.L.C., dated September 30, 2002
(incorporated by reference to Exhibit 3.15 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.16	Certificate of Amendment to the Certificate of Formation of Specialty Films & Associates, L.L.C (amending name to
Exopack Hebron, L.L.C.), dated January 10, 2005 (incorporated by reference to Exhibit 3.16 to our Registration
Statement on Form S-4 (File No. 333-136559)).

3.17	Limited Liability Company Agreement of SF&A Acquisition Company, L.L.C., dated September 23, 2002
(incorporated by reference to Exhibit 3.17 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.18	Articles of Incorporation of Portsmouth Acquisition Co., dated July 19, 2003 (incorporated by reference to Exhibit
3.18 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.19	Certificate of Amendment of Articles of Incorporation of Portsmouth Acquisition Co. (amending name to Exopack-
Ontario, Inc.), dated October 1, 2003 (incorporated by reference to Exhibit 3.19 to our Registration Statement on Form
S-4 (File No. 333-136559)).

3.20	Bylaws of Portsmouth Acquisition Co., dated July 22, 2003 (incorporated by reference to Exhibit 3.20 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.21	Certificate of Incorporation of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit
3.21 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.22	By-Laws of Cello-Foil Holding Corp., dated March 22, 2005 (incorporated by reference to Exhibit 3.22 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.23	Limited Liability Company Articles of Organization of Exopack-Technology, LLC, dated September 15, 2003
(incorporated by reference to Exhibit 3.23 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.24	Limited Liability Company Agreement of Exopack-Technology, LLC, dated September 29, 2003 (incorporated by reference to Exhibit 3.24 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.25	Articles of Incorporation of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit
3.25 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.26	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated May 13, 1977
(incorporated by reference to Exhibit 3.26 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.27	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated March 3, 1992
(incorporated by reference to Exhibit 3.27 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.28	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated June 9, 2005
(incorporated by reference to Exhibit 3.28 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.29	Certificate of Amendment to the Articles of Incorporation of Cello-Foil Products, Inc., dated September 21, 2005
(incorporated by reference to Exhibit 3.29 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.30	Bylaws of Cello-Foil Products, Inc., dated December 8, 1949 (incorporated by reference to Exhibit 3.30 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.31	Certificate of Incorporation of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to
Exhibit 3.31 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.32	By-Laws of TPG Group Holding Corp., dated August 19, 2005 (incorporated by reference to Exhibit 3.32 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.33		Certificate of Incorporation of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.33 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.34		By-Laws of TPG Enterprises, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.34 to our Registration
Statement on Form S-4 (File No. 333-136559)).

3.35		Certificate of Incorporation of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.35 to our
Registration Statement on Form S-4 (File No. 333-136559)).

3.36		By-Laws of TPG (US), Inc., dated August 24, 2005 (incorporated by reference to Exhibit 3.36 to our Registration
Statement on Form S-4 (File No. 333-136559)).

3.37		Articles of Association of 3104623 Nova Scotia Company, dated August 26, 2005 (incorporated by reference to Exhibit
3.37 to our Registration Statement on Form S-4 (File No. 333-136559)).

3.38		Certificate of Name Change of 3104623 Nova Scotia Company to The Packaging Group (Canada) Corporation, dated
September 14, 2005 (incorporated by reference to Exhibit 3.38 to our Registration Statement on Form S-4 (File No. 333-
136559)).

4.1		Indenture dated January 31, 2006 between our Company and the Guarantors party thereto, The Bank of New York as
Trustee (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-4 (File No. 333-136559)).

4.2		Form of 11.25% Senior Note due 2014 (included as Exhibit A1 of Exhibit 4.1).

4.3		Form of Guarantee relating to the 11.25% Senior Notes due 2014 (included as Exhibit E of Exhibit 4.1).

4.4		Exchange and Registration Rights Agreement, dated as of January 31, 2006, by and among our Company, our Subsidiary
Guarantors and Goldman, Sachs & Co., on behalf of the initial purchasers of the old notes (incorporated by reference to
Exhibit 4.4 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.1	*	Amended and Restated Credit Agreement, dated as of January 31, 2006, as amended and restated as of October 31, 2007, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack-Newmarket,
Ltd., as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital
Corporation, as US Agent, US L/C Issuer and US Lender and GE Canada Finance Holding Company, as Canadian
Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lenders.

10.2		2005 Stock Option Plan of CPG Finance, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3		Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.4		Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Jack Knott, dated January 10, 2006
(incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.5		Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Jon Heard, dated March 23, 2007
(incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-
136559)).

10.6		Stock Option Grant Agreement between CPG Finance, Inc. and Jon Heard, dated December 12, 2005 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.7		Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc. and Bob Arvanites, dated December 12, 2005
(incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-
136559)).

10.8		Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K filed on April 2, 2007 (File No. 333-136559)).

10.9		Offer Letter between Jack Knott and Exopack Holding Corp. dated January 10, 2006 (incorporated by reference to
Exhibit 10.13 to our Annual Report on Form 10-K filed on March 31, 2008 (File No. 333-136559)).

10.10		Stock Option Grant Agreement between CPG Finance, Inc. and Tom Vale, dated March 12, 2008 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559)).

10.11		Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Tom Vale, dated November 11, 2008
(incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559)).

10.12		Stock Option Grant Agreement between CPG Finance, Inc. and Gary McDaniel, dated August 18, 2008 (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559)).

10.13		Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Gary McDaniel, dated November 11, 2008
(incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q filed on November 13, 2008 (File No. 333-136559)).

10.14		Amended Separation Benefit Agreement among Exopack, LLC, CPG Finance Inc, and Jack Knott, dated January 22,
2008 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K filed on March 27, 2009 (File No. 333-136559)).

10.15		Management Incentive Program of Exopack Holding Corporation (incorporated by reference to Exhibit 10.19 to our Form
8-K filed on March 25, 2010 (File No. 333-136559)).

10.16	*	Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Scott Ross, dated March 29, 2010.

10.17	*	Stock Option Agreement between CPG Finance, Inc. and Scott Ross, dated December 12, 2005.

12.1	*	Statement Re: Computation of Ratio of Earnings to Fixed Charges.

21.1	*	Subsidiaries of Exopack Holding Corp.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.