Form 10-Q
period 2010-03-31
EXOPACK HOLDING CORP
filed 2010-05-12
CIK 1186362

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended March 31, 2010

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

Yes¨ Nox*

*The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities and Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant during the preceding 12 months had it been subject to such filing requirements.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes¨ No¨(Not yet applicable to registrant)

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

Yes¨ Nox

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 12, 2010, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP. TABLE OF CONTENTS

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share and per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$804	$633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,412 and $1,592 for 2010 and 2009, respectively)	81,645	78,394
Other receivables	2,136	3,796
Inventories	84,692	79,972
Deferred income taxes	3,427	3,500
Prepaid expenses and other current assets	3,811	3,417
Total current assets	176,515	169,712
Property, plant, and equipment, net	173,699	174,055
Deferred financing costs, net	4,811	5,197
Intangible assets, net	64,694	65,207
Goodwill	64,399	64,438
Other assets	3,307	2,855
Total assets	$487,425	$481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$75,567	$68,603
Accounts payable	72,181	64,929
Accrued liabilities	26,643	33,779
Income taxes payable	1,017	1,102
Total current liabilities	175,408	168,413
Long-term liabilities
Long-term debt, less current portion	220,022	220,034
Deferred income taxes	33,751	33,689
Other liabilities	14,521	14,829
Total long-term liabilities	268,294	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Additional paid-in capital	73,353	73,230
Accumulated other comprehensive loss, net	(5,120)	(5,074)
Accumulated deficit	(24,510)	(23,657)
Total stockholder's equity	43,723	44,499
Total liabilities and stockholder's equity	$487,425	$481,464

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Net sales	$172,888	$179,433
Cost of sales	151,986	156,299
Gross margin	20,902	23,134
Selling, general and administrative expenses	14,165	14,293
Operating income	6,737	8,841
Other expenses
Interest expense	7,018	7,167
Other expense, net	49	82
Net other expense	7,067	7,249
(Loss) income before income taxes	(330)	1,592
Provision for income taxes	523	813
Net (loss) income	$(853)	$779

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2009	1	$-	$73,230	$(5,074)	$(23,657)	$44,499
Stock compensation expense	-	-	123	-	-	123
Net loss	-	-	-	-	(853)	(853)
Translation adjustment	-	-	-	(46)	-	(46)
Balances at March 31, 2010	1	$-	$73,353	$(5,120)	$(24,510)	$43,723

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three Months	Three Months
	Ended	Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities
Net (loss) income	$(853)	$779
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	6,817	5,843
Deferred income taxprovision	206	377
Stock compensation expense	123	145
(Recovery) provision of bad debts	(211)	38
Loss (gain) on sales and disposition of property, plant and equipment	256	(23)
Changes in operating assets and liabilities:
Receivables	(3,132)	(3,027)
Inventories	(4,614)	5,408
Prepaid expenses and other assets	1,118	(3,071)
Accounts payable and accrued and other liabilities	405	(9,275)
Income tax receivable/payable	(33)	23
Net cash provided by (used in) operating activities	82	(2,783)
Cash flows from investing activities
Investment in joint venture	(425)	-
Purchases of property, plant and equipment, including
capitalized software	(6,533)	(3,937)
Proceeds from sales of property, plant and equipment	289	447
Net cash used in investing activities	(6,669)	(3,490)
Cash flows from financing activities
Repayment of subordinated term loans	(12)	(12)
Borrowings under revolving credit facility	208,956	171,219
Repayments of revolving credit facility	(202,180)	(165,439)
Net cash provided by financing activities	6,764	5,768
Effect of exchange rate changes on cash	(6)	66
Increase (decrease) increase in cash	171	(439)
Cash
Beginning of period	633	1,712
End of period	$804	$1,273

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

The Company operates 17 manufacturing facilities located throughout the United States, United Kingdom and Canada. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates five manufacturing facilities in the food and specialty packaging segment, of which the Company leases one (the Ontario, Canada facility) and owns the remaining four facilities. The Company operates six facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities. The Company operates two manufacturing facilities in the coated products segment, both of which the Company leases, including one manufacturing facility in North Wales, United Kingdom.

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

The consolidated balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Certain revisions have been made to the prior period consolidated financial statements to correct the amounts of certain direct and indirect costs capitalized into inventory for one plant located in Canada, as discussed in Note 15 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Variable Interest Entity

During the year ended December 31, 2009, the Company entered into a joint venture with a third party. The Company determined that the joint venture is a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the second quarter of 2010. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $825,000 at March 31, 2010, of which approximately $425,000 was invested during the three months ended March 31, 2010. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2. Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 167, Amendments to FASB Interpretation No. 46(R), a grandfathered standard under the FASB Accounting Standards Codification, to amend the consolidation guidance that applies to variable interest entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The standard requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The standard is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of this guidance in 2010 did not have an impact on the Company’s consolidated financial statements.

3. Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method.  Inventories are summarized as follows:

(in thousands of dollars)	March 31, 2010	December 31, 2009
Inventories
Raw materials and supplies	$35,652	$33,592
Work in progress	12,477	10,376
Finished goods	36,563	36,004
Total inventories	$84,692	$79,972

4.  Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $64.4 million at both March 31, 2010 and December 31, 2009.

At March 31, 2010, approximately $26.2 million, $14.0 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units. Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2010	December 31, 2009
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$17,058	$17,089
Patents (amortized over 2-15 years)	4,262	4,262
Trademarks and tradenames (amortized over 15 years)	1,166	1,180
	22,486	22,531
Accumulated amortization	(8,792)	(8,324)
Net definite-lived intangible assets	13,694	14,207
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$64,694	$65,207

The decrease in gross intangible assets during the three months ended March 31, 2010 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2010 and 2009 was approximately $477,000 and $504,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $1.5 million for the remainder of 2010, approximately $1.9 million for each of the years 2011 through 2014 and approximately $1.7 million for 2015.

5. Financing Arrangements

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014. Pursuant to an exchange offer, effective December 22, 2006, the Company exchanged all of the unregistered 11.25% senior notes due 2014 for new 11.25% senior notes due 2014 registered under the Securities Act of 1933 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on February 1 and August 1.

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

The Company and all of its domestic restricted subsidiaries have jointly, severally, fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors. See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X. The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve is established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million and amended certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheet at December 31, 2009. At March 31, 2010, approximately $75.5 million was outstanding and approximately $24.2 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility will accrue on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest will accrue on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2010 was approximately 1.8%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At March 31, 2010, the Company was in compliance with these restrictions.

At March 31, 2010, there were outstanding letters of credit of approximately $3.2 million under the Senior Credit Facility.

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At March 31, 2010, approximately $70,000 is outstanding under this agreement.

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

The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2010 and 2009. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG did not issue any options during the three months ended March 31, 2010 or 2009. The Company recorded stock compensation expense of approximately $123,000 and $145,000 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $1.1 million. This compensation cost is expected to be recognized over the remaining weighted-average period of 2.3 years.

The following tables summarize information about stock options outstanding at March 31, 2010 (there were 800 shares exercisable at an exercise price of $72 per share at March 31, 2010).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$72	47,700	5.5 years
$130	1,500	6.2 years
$140	7,600	6.8 years
$184	1,550	7.1 years
$163	13,050	7.5 years
$140	5,000	7.9 years
	76,400	6.5 years

Weighted-average
		Weighted-average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life
Options outstanding at December 31, 2009	76,400	$102.17
Granted	-	$ -
Forfeited	-	$ -
Options outstanding at March 31, 2010	76,400	$102.17	$2.3 million	6.5 years

There were 23,600 options available for grant at March 31, 2010 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2010 and 2009:

	Pension Plans		Postretirement benefit plan
	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Service cost	$-	$-	$6	$6
Interest cost	823	810	8	7
Expected return on plan assets	(839)	(667)	-	-
Amortization of net actuarial losses	30	173	(4)	(4)
Net periodic benefit cost	$14	$316	$10	$9

The Company contributed approximately $275,000 and $247,000 to the Retirement Plan during the three months ended March 31, 2010 and 2009, respectively. Contributions of approximately $1.1 million are expected to be made to the Retirement Plan during the remainder of 2010. At March 31 2010, the fair value of the assets of our Pension Plans was estimated at $43.3 million, up from $42.2 million at December 31, 2009.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a Defined Contribution Plan and a Savings Plan. In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula. The supplemental employer contribution to the Defined Contribution Plan was guaranteed for a two-year period that began on December 1, 2007 and ended on November 30, 2009. The Company contributed approximately $99,000 and $211,000 to the Defined Contribution Plan during the three months ended March 31, 2010 and 2009, respectively. None of the amount contributed to the Defined Contribution Plan during the three months ended March 31, 2010 was related to the supplemental employer contribution as the supplemental portion of the Defined Contribution Plan ended on November 30, 2009. Of the amount contributed in 2009, approximately $132,000 was related to the supplemental employer contribution. In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers into the plan. The total expense related to the Savings Plan was approximately $28,000 and $36,000 for the three months ended March 31, 2010 and 2009, respectively. During the two year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution. Total expense for employees who did not participate in the plan was zero for the three month period ended March 31, 2010 and approximately $11,000 for the three month period ended March 31, 2009. Employer contributions to the Savings Plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $383,000 and $719,000 for the three months ended March 31, 2010 and 2009, respectively. This significant decrease period over period is related to a decrease in the employer matching contribution from 4% to 2% effective January 1, 2010.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of March 31, 2010, the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $364,000 and $377,000 at March 31, 2010 and December 31, 2009, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three month periods ended March 31, 2010 and 2009 was insignificant.

Other Benefit Plans

The Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined goals. The Company recognized charges of approximately $658,000 and $2.7 million for benefits under the management incentive compensation plan for the three months ended March 31, 2010 and 2009, respectively.

8. Severance Expenses and Exit and Disposal Activities Severance Expenses

During the three months ended March 31, 2010 and 2009, the Company terminated certain employees and eliminated their positions. In connection with these terminations, the Company recorded termination costs of approximately $831,000 and $401,000 for the three months ended March 31, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $831,000 in costs incurred during the three months ended March 31, 2010, the Company paid approximately $1.4 million through March 31, 2010, so that approximately $1.4 million remained accrued for employee terminations benefits at March 31, 2010.

Exit and Disposal Activities

During the year ended December 31, 2008, the Company consolidated the operations of one of its Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three months ended March 31, 2010 or 2009. The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of March 31, 2010 was approximately $498,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. The Company did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009. During the year ended December 31, 2009, the Company recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility. There were no exit costs incurred related to this facility during the three months ended March 31, 2010 or 2009. The remaining severance liability related to this closed facility of approximately $107,000 is reflected in the accompanying consolidated balance sheet as of March 31, 2010.

In August 2006, the Company ceased production at the pouch production facility of one of its food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities. The Company remains obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation. There were no exit costs related to this facility incurred during the three months ended March 31, 2010 or 2009. The remaining lease obligation related to this facility of approximately $62,000 is reflected in the accompanying consolidated balance sheet as of March 31, 2010.

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

10. Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows for the three months ended March 31, 2010 and 2009:

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2010	March 31, 2009
Net (loss) income	$(853)	$779
Translation adjustment	(46)	(545)
Comprehensive (loss) income	$(899)	$234

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the three months ended March 31, 2010:

	Foreign
	Currency	Pension and		Accumulated
	Translation	Post Retirement	Cumulative Tax	Comprehensive
(in thousands of dollars)	Adjustments	Plans	Effect on Liability	Income (Loss)
Balance at December 31, 2009	$(823)	$(6,543)	$2,292	$(5,074)
Year-to date net change	(46)	-	-	(46)
Balance at March 31, 2010	$(869)	$(6,543)	$2,292	$(5,120)

11. Related Party Transactions

Transactions with Affiliates of Sun Capital

In 2005, the Company entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006 and terminates on October 13, 2015. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the agreement).

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid in connection with the applicable corporate event as well as any customary and reasonable fees. No such expenses were incurred during the three months ended March 31, 2010 or 2009 under this portion of the agreement. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement.

The Company incurred management fees and other related expenses under the management services agreement of approximately $366,000 and $397,000 during the three months ended March 31, 2010 and 2009, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company incurred approximately $15,000 and $17,000 for certain consulting fees from Sun Capital Management during the three month periods ended March 31, 2010 and 2009, respectively.

12. Segments and Significant Customers Segments

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

The Company evaluates performance based on profit or loss from operations. For the three months ended March 31, 2010 and 2009 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2010	March 31, 2009
Pet food and specialty packaging	$1,619	$1,229
Food and specialty packaging	1,315	2,527
Performance packaging	1,268	1,614
Total allocations	$4,202	$5,370

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three months ended March 31, 2010 or 2009.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2010 and 2009.

	Three Months Ended	Three Months Ended
(in thousands of dollars)	March 31, 2010	March 31, 2009
Revenues from external customers:
Pet food and specialty packaging	$56,902	$66,649
Food and specialty packaging	55,465	56,028
Performance packaging	42,758	42,824
Coated products	17,763	13,932
Total	$172,888	$179,433
Intersegment revenues:
Pet food and specialty packaging	$37	$580
Food and specialty packaging	4,455	5,300
Performance packaging	133	538
Coated products	-	-
Total	$4,625	$6,418
Operating income (loss):
Pet food and specialty packaging	$6,455	$8,232
Food and specialty packaging	2,089	3,171
Performance packaging	3,092	2,918
Coated products	1,856	670
Corporate	(6,755)	(6,150)
Total	6,737	8,841
Interest expense - Corporate	7,018	7,167
Other expense (income), net:
Pet food and specialty packaging	(76)	(35)
Food and specialty packaging	89	(17)
Performance packaging	(10)	10
Coated products	38	89
Corporate	8	35
Total	49	82
(Loss) income before income taxes	$(330)	$1,592

Significant Customers

No customers accounted for more than 10% of the Company’s net sales during the three months ended March 31, 2010. As a result of the consolidation of two previously existing customers during 2007 within the Company’s pet food and specialty segment, one customer accounted for 12.7% of the Company’s net sales during the three months ended March 31, 2009. In addition, as a result of the consolidation of the two previously existing customers into one in 2007, one customer accounted for 11.9% and 12.0% of total accounts receivable as of March 31, 2010 and December 31, 2009.

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

The following consolidating financial statements present the balance sheets as of March 31, 2010 and December 31, 2009, the statements of operations for the three months ended March 31, 2010 and 2009, and the statements of cash flows for the three months ended March 31, 2010 and 2009, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain revisions have been made to the prior period consolidating financial statements to correct the amounts of certain direct and indirect costs capitalized into inventory for one plant located in Canada, as discussed in Note 15 to the consolidating financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$429	$375	$-	$804
Trade accounts receivable (net of allowance for
uncollectible accounts of $1,412)	-	67,117	14,528	-	81,645
Other receivables	-	1,820	316	-	2,136
Inventories	-	71,278	13,750	(336)	84,692
Deferred income taxes	-	3,255	172	-	3,427
Prepaid expenses and other current assets	-	2,301	1,510	-	3,811
Total current assets	-	146,200	30,651	(336)	176,515
Property, plant, and equipment, net	-	150,676	23,023	-	173,699
Deferred financing costs, net	4,504	307	-	-	4,811
Intangible assets, net	-	64,070	624	-	64,694
Goodwill	-	63,718	681	-	64,399
Investment in subsidiaries	113,864	4,604	-	(118,468)	-
Intercompany receivables	35,640	25,754	(2,869)	(58,525)	-
Other assets	-	2,762	545	-	3,307
Total assets	$154,008	$458,091	$52,655	$(177,329)	$487,425
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$68,677	$6,890	$-	$75,567
Accounts payable	-	59,858	12,323	-	72,181
Accrued liabilities	4,125	19,392	3,126	-	26,643
Income taxes payable	-	111	906	-	1,017
Total current liabilities	4,125	148,038	23,245	-	175,408
Long-term liabilities
Long-term debt, less current portion	220,000	22	-	-	220,022
Deferred income taxes	(40,283)	72,644	1,390	-	33,751
Intercompany payables	(73,557)	109,332	22,750	(58,525)	-
Other liabilities	-	13,855	666	-	14,521
Total long-term liabilities	106,160	195,853	24,806	(58,525)	268,294
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,353	73,353	23,897	(97,250)	73,353
Accumulated other comprehensive loss, net	(5,120)	(5,120)	(2,092)	7,212	(5,120)
Accumulated deficit	(24,510)	45,967	(17,201)	(28,766)	(24,510)
Total stockholder's equity	43,723	114,200	4,604	(118,804)	43,723
Total liabilities and stockholder's equity	$154,008	$458,091	$52,655	$(177,329)	$487,425

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$-	$160	$473	$-	$633
Trade accounts receivable (net of allowance for
uncollectible accounts of $1,592)	-	64,566	13,828	-	78,394
Other receivables	-	2,160	1,636	-	3,796
Inventories	-	65,398	14,910	(336)	79,972
Deferred income taxes	-	3,332	168	-	3,500
Prepaid expenses and other current assets	-	2,017	1,400	-	3,417
Total current assets	-	137,633	32,415	(336)	169,712
Property, plant, and equipment, net	-	149,429	24,626	-	174,055
Deferred financing costs, net	4,798	399	-	-	5,197
Intangible assets, net	-	64,533	674	-	65,207
Goodwill	-	63,718	720	-	64,438
Investment in subsidiaries	110,782	7,035	-	(117,817)	-
Intercompany receivables	35,640	24,863	(2,718)	(57,785)	-
Other assets	-	2,253	602	-	2,855
Total assets	$151,220	$449,863	$56,319	$(175,938)	$481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$-	$60,259	$8,344	$-	$68,603
Accounts payable	-	53,227	11,702	-	64,929
Accrued liabilities	10,312	19,378	4,089	-	33,779
Income taxes payable	-	124	978	-	1,102
Total current liabilities	10,312	132,988	25,113	-	168,413
Long-term liabilities
Long-term debt, less current portion	220,000	34	-	-	220,034
Deferred income taxes	(38,186)	70,385	1,490	-	33,689
Intercompany payables	(85,405)	121,180	22,010	(57,785)	-
Other liabilities	-	14,158	671	-	14,829
Total long-term liabilities	96,409	205,757	24,171	(57,785)	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,230	73,230	23,897	(97,127)	73,230
Accumulated other comprehensive loss, net	(5,074)	(5,074)	(1,373)	6,447	(5,074)
Accumulated deficit	(23,657)	42,962	(15,489)	(27,473)	(23,657)
Total stockholder's equity	44,499	111,118	7,035	(118,153)	44,499
Total liabilities and stockholder's equity	$151,220	$449,863	$56,319	$(175,938)	$481,464

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$144,993	$31,779	$(3,884)	$172,888
Cost of sales	-	126,072	29,798	(3,884)	151,986
Gross margin	-	18,921	1,981	-	20,902
Selling, general and administrative expenses	123	11,763	2,279	-	14,165
Operating income (loss)	(123)	7,158	(298)	-	6,737
Other expenses (income)
Interest expense	5,832	780	406	-	7,018
Other (income) expense, net	-	(697)	152	594	49
Net other expense	5,832	83	558	594	7,067
(Loss) income before income taxes	(5,955)	7,075	(856)	(594)	(330)
(Benefit from) provision for income taxes	(2,097)	2,358	262	-	523
Net (loss) income before equity in earnings of affiliates	(3,858)	4,717	(1,118)	(594)	(853)
Equity in earnings (loss) of affiliates	3,005	(1,712)	-	(1,293)	-
Net (loss) income	$(853)	$3,005	$(1,118)	$(1,887)	$(853)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales	$-	$154,093	$30,933	$(5,593)	$179,433
Cost of sales	-	133,573	28,343	(5,617)	$156,299
Gross margin	-	20,520	2,590	24	23,134
Selling, general and administrative expenses	145	12,651	1,497	-	14,293
Operating (loss) income	(145)	7,869	1,093	24	8,841
Other expenses (income)
Interest expense	5,831	891	445	-	7,167
Other (income) expense, net	-	(35)	117	-	82
Net other expense	5,831	856	562	-	7,249
(Loss) income before income taxes	(5,976)	7,013	531	24	1,592
(Benefit from) provision for income taxes	(2,029)	2,512	330	-	813
Net (loss) income before equity in earnings of affiliates	(3,947)	4,501	201	24	779
Equity in earnings (loss) of affiliates	4,726	201	-	(4,927)	-
Net income (loss)	$779	$4,702	$201	$(4,903)	$779

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(853)	$3,005	$(1,118)	$(1,887)	$(853)
Adjustments to reconcile net (loss) income to net
cash provided by (used in) operating activities
Depreciation and amortization	294	5,594	929	-	6,817
Equity in (earnings) loss of affiliates	(3,005)	1,712	-	1,293	-
Deferred income tax (benefit) provision	(2,097)	2,336	(33)	-	206
Stock compensation expense	123	123	-	(123)	123
(Recovery from) provision for bad debts	-	(240)	29	-	(211)
Loss on sales and disposal of property, plant and equipment	-	307	(51)	-	256
Changes in operating assets and liabilities
Receivables	-	(2,311)	(821)	-	(3,132)
Inventories	-	(5,880)	1,266	-	(4,614)
Prepaid expenses and other assets	-	(1,244)	2,362	-	1,118
Accounts payable and accrued and other liabilities	(6,187)	6,573	19	-	405
Income tax receivable/payable	-	(13)	(20)	-	(33)
Net cash provided by (used in) operating activities	(11,725)	9,962	2,562	(717)	82
Cash flows from investing activities
Investment in joint venture	-	(425)	-	-	(425)
Purchases of property, plant and equipment	-	(5,693)	(840)	-	(6,533)
Proceeds on sales of property, plant and equipment	-	85	204	-	289
Investments in subsidiaries	(123)	-	-	123	-
Net cash (used in) provided by investing activities	(123)	(6,033)	(636)	123	(6,669)
Cash flows from financing activities
Repayment of subordinated term loans	-	(12)	-	-	(12)
Borrowings under revolving credit facility	-	195,164	13,792	-	208,956
Repayments of revolving credit facility	-	(186,746)	(15,434)	-	(202,180)
Intercompany borrowings (repayments)	11,848	(12,739)	891	-	-
Dividends paid	-	-	(594)	594	-
Net cash provided by (used in) financing activities	11,848	(4,333)	(1,345)	594	6,764
Effect of exchange rate changes on cash	-	673	(679)	-	(6)
Increase (decrease) in cash	-	269	(98)	-	171
Cash
Beginning of period	-	160	473	-	633
End of period	$-	$429	$375	$-	$804

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$779	$4,702	$201	$(4,903)	$779
Adjustments to reconcile (loss) net income to net
cash (used in) provided by operating activities
Depreciation and amortization	294	4,899	650	-	5,843
Equity in (earnings) loss of affiliates	(4,726)	(201)	-	4,927	-
Deferred income tax (benefit) provision	(2,028)	2,472	(67)	-	377
Stock compensation expense	145	145	-	(145)	145
Provision for bad debts	-	27	11	-	38
Gain on sales and disposal of property, plant and equipment	-	(22)	(1)	-	(23)
Changes in operating assets and liabilities:
Receivables	-	(4,340)	1,313	-	(3,027)
Inventories	-	5,249	183	(24)	5,408
Prepaid expenses and other assets	-	(2,432)	(639)	-	(3,071)
Accounts payable and accrued and other liabilities	(6,188)	(2,534)	(553)	-	(9,275)
Income taxreceivable/payable	-	29	(6)	-	23
Net cash (used in) provided by operating activities	(11,724)	7,994	1,092	(145)	(2,783)
Cash flows from investing activities
Purchases of property, plant and equipment	-	(3,357)	(580)	-	(3,937)
Proceeds from sales of property, plant and equipment	-	446	1	-	447
Investments in subsidiaries	(145)	-	-	145	-
Net cash (used in) provided by investing activities	(145)	(2,911)	(579)	145	(3,490)
Cash flows from financing activities
Repayment of subordinated term loans	-	(12)	-	-	(12)
Borrowings under revolving credit facility	-	166,295	4,924	-	171,219
Repayments of revolving credit facility	-	(160,213)	(5,226)	-	(165,439)
Intercompany borrowings (repayments)	11,869	(10,994)	(875)	-	-
Net cash provided by (used in) financing activities	11,869	(4,924)	(1,177)	-	5,768
Effect of exchange rate changes on cash	-	(364)	430	-	66
Decrease in cash	-	(205)	(234)	-	(439)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$-	$436	$837	$-	$1,273

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

The Company’s effective income tax rate was approximately -158% and 51% for the three months ended March 31, 2010 and 2009, respectively. The effective rate for the 2010 and 2009 periods reflect certain foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

     This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended March 31, 2010, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

  we are subject to risks related to our international operations, including changes in foreign currency exchange rates;

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

  numerous other factors over which we may have limited or no control may affect our performance and profitability;

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

     The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Overview

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Severance Expenses

     During the three months ended March 31, 2010 and 2009, we terminated certain employees and eliminated their positions. In connection with these terminations, we recorded termination costs of approximately $831,000 and $401,000 for the three months ended March 31, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $831,000 in costs incurred during the three months ended March 31, 2010, we paid approximately $1.4 million through March 31, 2010, so that approximately $1.4 million remained accrued for employee terminations benefits at March 31, 2010.

Exit and Disposal Activities

     During the year ended December 31, 2008, we consolidated the operations of one of our Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008. There were no exit costs incurred related to this facility during the three months ended March 31, 2010 or 2009. We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation. The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of March 31, 2010 was approximately $498,000.

     During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility. We did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009. During the year ended December 31, 2009, we recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility. There were no exit costs incurred related to this facility during the three months ended March 31, 2010 or 2009. The remaining severance liability related to this closed facility of approximately $107,000 is reflected in the accompanying consolidated balance sheet as of March 31, 2010.

     In August 2006, we ceased production at the pouch production facility of one of our food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities. We remain obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation. There were no exit costs related to this facility incurred during the three months ended March 31, 2010 or 2009. The remaining lease obligation related to this facility of approximately $62,000 is reflected in the accompanying consolidated balance sheet as of March 31, 2010.

Results of Operations

     The following presents an overview of our results of operations for the three months ended March 31, 2010 compared with the three months ended March 31, 2009.

	Three Months Ended
	March 31, 2010		March 31, 2009
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$172,888	100.0%	$179,433	100.0%
Cost of sales	151,986	87.9%	156,299	87.1%
Selling, general and adminstrative expenses	14,165	8.2%	14,293	8.0%
Interest expense	7,018	4.1%	7,167	4.0%
Other expense, net	49	0.0%	82	0.0%
(Loss) income before income taxes	(330)	-0.2%	1,592	0.9%
Provision for income taxes	523	0.3%	813	0.5%
Net (loss) income	$(853)	-0.5%	$779	0.4%

     Net Sales. Net sales for the three months ended March 31, 2010 decreased by approximately $6.5 million, or 3.6%, compared with the same period in 2009. This decrease in net sales from 2009 is largely attributable to a decrease in average selling price of approximately 3.7%.  The unfavorable pricing is related to the $0.48/lb decrease in resin pricing that occurred at the end of 2008.  Due to the contractual pass-through lag of lower resin costs, the full impact of the reduced prices to our customers did not take effect until the second quarter of 2009.

     Cost of Sales. Cost of sales for the three months ended March 31, 2010 decreased by approximately $4.3 million, or 2.8%, compared with the same period in 2009. Cost of sales as a percentage of net sales increased to 87.9% of net sales, or $152.0 million for the three months ended March 31, 2010, as compared with 87.1% of net sales, or $156.3 million for the three months ended March 31, 2009. We have recently experienced significant volatility with respect to our raw materials, especially polyethylene resin, as evidenced by the $0.18/lb increase in resin prices during the three months ended March 31, 2010, which unfavorably impacted material margins, as we typically experience a lag in time before we can pass any raw material price increases/decreases on to our customers. Conversely, our material margins for the three months ended March 31, 2009 were favorably impacted as a result of the $0.48/lb decrease in resin prices that occurred during the period from September 2008 through December 2008, which given the typical lag in time before raw material price decreases are passed on to our customers, we had not realized the full benefit of the resin price decreases at the end of 2008. During the first quarter of 2009, we were able to realize the full benefit of these price decreases.  In addition, cost of sales was unfavorably impacted by increased depreciation expense, partially offset by favorable incentive compensation under the management incentive compensation plan and headcount reductions.

     Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2010 decreased by approximately $128,000, or 1%, compared with the same period in 2009. The significant components of the total decrease in SG&A expense were attributable to a $1.6 million decrease in incentive compensation under the management incentive compensation plan, a decrease of $249,000 in bad debt expense and lesser decreases totaling $229,000, and these components were partially offset by an increase of $873,000 in professional services, primarily related to process improvement consulting, an increase in severance of $430,000, an increase in loss on sales and disposition of property, plant and equipment of $279,000 and other lesser increases totaling $364,000.

     Interest Expense. Interest expense for the three months ended March 31, 2010 decreased by approximately $149,000, or approximately 2.1%, compared with the same period in 2009 primarily due to a reduction in average borrowings during the period as well as a reduction in the average interest rate under our existing senior credit facility described in Note 5 to the consolidated financial statements included in this report (the “Senior Credit Facility”).

     Other (Income) Expense. Other expense for the three months ended March 31, 2010 decreased by approximately $33,000 compared to the same period in 2009. Other expense is comprised primarily of foreign exchange gains and losses related to our Canadian and United Kingdom operations.

     Income Tax Expense. We recorded income tax expense of $523,000 for the three months ended March 31, 2010, on a loss before income taxes of approximately $330,000. The income tax expense of $813,000 recorded for the same period in 2009 was based on income before income taxes of $1.6 million. Our effective income tax rate was approximately -158% in 2010 and 51% in 2009. The effective rates for the three month periods ended March 31, 2010 and 2009 reflected certain foreign losses which we do not believe will result in a tax benefit. The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

     Reportable Segments. Our pet food and specialty packaging segment had net sales of $56.9 million and $66.6 million, and operating income of $6.5 million and $8.2 million, for the three months ended March 31, 2010 and 2009, respectively. The decrease in net sales was largely the result of unfavorable sales volume of 12.9%, primarily within the pet food and sewn feed bags product lines and a 2% decrease in the average selling price. The decrease in operating income of $1.8 million, or 21.6%, was largely related to the decrease in net sales and also due to an increase in selling, general and administrative expenses, driven by increased losses on sales and disposition of property, plant and equipment.

     Our food and specialty packaging segment had net sales of $55.5 million and $56.0 million, and operating income of $2.1 million and $3.2 million, for the three months ended March 31, 2010 and 2009, respectively. The decrease in net sales from 2009 was primarily due to a 2.7% decrease in the average selling price.  The decrease in average selling price would have been greater if not for the favorable foreign exchange rate impact. The decrease in operating income of approximately $1.1 million, or 34.1%, was driven by an increase in the cost of the primary raw material item, polyethylene resin, of $0.18/lb during the three months ended March 31, 2010 and increased depreciation expense. We typically experience a lag in time before we can pass any raw material price increases/decreases on to our customers and therefore our material margins were unfavorably impacted in the first quarter of 2010. See discussion of cost of sales above.

     Our performance packaging segment had net sales of $42.8 million for each of the three month periods ended March 31, 2010 and 2009 and operating income of $3.1 million and $2.9 million, for the three months ended March 31, 2010 and 2009, respectively. The increase in operating income is primarily attributable to reduced selling, general and administrative expenses.

     Our coated products segment had net sales of $17.8 million and $13.9 million, and operating income of $1.9 million and $670,000 for the three months ended March 31, 2010 and 2009, respectively. The increase in net sales was primarily a result of increased volume, particularly in the electronics market, and to a lesser extent the impact of favorable exchange rates. The increase in operating income was primarily the result of increased sales, and to a lesser extent favorable selling general and administrative expenses and the impact of favorable exchange rates.

     Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $605,000 for the three months ended March 31, 2010 as compared with the same period in 2009. The increase in corporate operating loss is attributable to increased professional services, primarily related to process improvement consulting, and increased severance, partially offset by reduced incentive compensation under the management incentive program.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

     Cash flows provided by operating activities for the three months ended March 31, 2010 of $82,000 were primarily due to cash provided by earnings, which were mostly offset by net unfavorable working capital. Cash provided by earnings were $6.3 million (net loss of $853,000 adjusted to exclude the effect of non-cash charges for depreciation and amortization of $6.8 million plus other non-cash items that net to approximately $374,000, including stock compensation expense, deferred income tax provision, recovery of bad debts and loss on sales and disposition of property, plant and equipment).  The net unfavorable working capital resulted from an increase in inventories of $4.6 million due largely to increased raw material costs, an increase in trade accounts receivables of $3.1 million due to increased sales volume, partially offset by a decrease of $1.1 million in prepaid expenses, other receivables and other assets due to the collection of foreign goods and services tax receivables and an increase in accounts payable and accrued liabilities of $405,000 due primarily to an increase in accounts payable due to rising raw material costs, largely offset by the $12.4 million semi-annual interest payment on our 11.25% senior notes due 2014 (the "Notes").

     Cash flows used in investing activities for the three months ended March 31, 2010 and 2009 were $6.7 million and $3.5 million, respectively, primarily comprised of costs associated with capital expenditures for property, plant and equipment for both periods and investment in our joint venture during the three months ended March 31, 2010, partially offset by proceeds from sales of property, plant and equipment for both periods.

     Cash flows provided by financing activities for the three months ended March 31, 2010 and 2009 were $6.8 million and $5.8 million, respectively, primarily comprised of net borrowings made on our Senior Credit Facility to fund our $12.4 million semi-annual interest payment on the Notes, and capital expenditures for both periods.

     The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries used approximately $6,000 in cash for the three months ended March 31, 2010 and provided approximately $66,000 for the three months ended March 31, 2009.

Financing Arrangements as of March 31, 2010

     Information about our financing arrangements as of March 31, 2010, including the Notes, our Senior Credit Facility, and our term loan, is disclosed in Note 5 of the consolidated financial statements included in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

     As of March 31, 2010, $220.0 million of the Notes remained outstanding. In addition, for the three months ended March 31, 2010, we incurred approximately $6.5 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of March 31, 2010, approximately $75.5 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 1.8% per annum, with approximately $24.2 million available for borrowings. For the three months ended March 31, 2010, we incurred approximately $450,000 in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The term loan had a principal balance of approximately $70,000 at March 31, 2010.

Liquidity and Capital Outlook

     We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Since the second half of 2008 global financial markets have experienced a liquidity crisis. Despite certain government intervention, capital market financing has become less available and more expensive. Notwithstanding the disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows from operations and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited due to the current liquidity crisis. We plan to replace the Senior Credit Facility prior to its maturity on January 31, 2011, however, there can be no assurance that we will be able to secure replacement financing on terms that are favorable to us, or at all.

     We expect to incur a total of approximately $25.9 million in interest expense related to the Notes in 2010, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2010 will be approximately $20.0 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand, funds available under our Senior Credit Facility and proceeds from equipment sales/leaseback transactions. Approximately $75.5 million of borrowings were outstanding and approximately $24.2 million was available for borrowings under our Senior Credit Facility as of March 31, 2010. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

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

Off-Balance Sheet Arrangements

     During 2009 we entered into a joint venture agreement with a third party. We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. The VIE is in the process of purchasing and installing the necessary extrusion equipment and currently anticipates production to commence in the second quarter of 2010. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $825,000 at March 31, 2010, of which approximately $425,000 was invested during the three months ended March 31, 2010. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations

     The following table summarizes the scheduled payments and obligations under our contractual and other commitments at March 31, 2010:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Beyond 2014
	(dollar amounts in thousands)
Long-term Debt obligations:
Senior Notes due 2014	$220,000	$-	$-	$220,000	$-
Senior Revolving Credit Facility(1)	75,519	75,519	-	-	-
Term Loan	70	48	22	-	-
Total debt obligations	295,589	75,567	22	220,000	-
Pension funding obligations(2)	13,618	1,131	5,991	4,696	1,800
Operating lease obligations	46,442	6,857	15,887	12,605	11,093
Interest payments(3)	99,000	12,375	49,500	37,125	-
Total contractual obligations	$454,649	$95,930	$71,400	$274,426	$12,893

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

     Interest Rates. We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility. Borrowings under our Senior Credit Facility accrue interest at a floating rate per annum equal to the U.S. Index Rate (the higher of either the prime rate as published in The Wall Street Journal or the Federal Funds Rate plus 50 basis points per annum as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to LIBOR plus 1.5% for loans under the U.S. portion of our Senior Credit Facility. Interest accrues on amounts outstanding under our Senior Credit Facility’s Canadian sub-facility at a floating rate per annum equal to the Canadian Index Rate (the higher of either the reference rate used for Canadian Dollar denominated commercial loans made by commercial banks in Canada or the BA Rate as determined in accordance with the credit agreement) plus 0.5%, or, upon our prior notice, at a per annum rate equal to the BA Rate (the average Canadian interbank bid rate as determined in accordance with the credit agreement) plus 1.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable interest rates would increase our interest expense and reduce our net income or increase our net loss. We do not currently have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of March 31, 2010, $75.5 million was outstanding under the Senior Credit Facility and accruing interest at a rate of approximately 1.8% per annum. Based on this amount of borrowings under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $755,000.

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

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.

RISK FACTORS

     Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes in those risk factors since the date of that filing.

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
Accounting Officer)

Date: May 12, 2010

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