Form 10-Q
period 2010-06-30
EXOPACK HOLDING CORP
filed 2010-08-12
CIK 1186362

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes ☐    No ☐ (Not yet applicable to registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer  ☐            Non-accelerated filer  ☒             Smaller reporting company  ☐(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No  ☒

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates.   As of August 12, 2010, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

TABLE OF CONTENTS

FORM 10-Q

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	33

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except for share and per share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash	$ 930	$ 633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,221 and $1,592 for 2010 and 2009, respectively)	82,342	78,394
Other receivables	2,725	3,796
Inventories	87,872	79,972
Deferred income taxes	3,471	3,500
Prepaid expenses and other current assets	3,265	3,417
Total current assets	180,605	169,712
Property, plant, and equipment, net	173,267	174,055
Deferred financing costs, net	6,218	5,197
Intangible assets, net	64,217	65,207
Goodwill	64,399	64,438
Other assets	3,273	2,855
Total assets	$ 491,979	$ 481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ 73,903	$ 68,603
Accounts payable	74,029	64,929
Accrued liabilities	33,827	33,779
Income taxes payable	952	1,102
Total current liabilities	182,711	168,413
Long-term liabilities
Long-term debt, less current portion	220,010	220,034
Deferred income taxes	33,938	33,689
Other liabilities	13,955	14,829
Total long-term liabilities	267,903	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at June 30, 2010
and December 31, 2009	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2010
and December 31, 2009	-	-
Additional paid-in capital	73,449	73,230
Accumulated other comprehensive loss, net	(5,550)	(5,074)
Accumulated deficit	(26,534)	(23,657)
Total stockholder's equity	41,365	44,499
Total liabilities and stockholder's equity	$ 491,979	$ 481,464

	The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales	$ 179,630	$ 162,750	$ 352,518	$ 342,183
Cost of sales	159,417	144,324	311,403	300,623
Gross margin	20,213	18,426	41,115	41,560
Selling, general and administrative expenses	15,455	11,553	29,620	25,846
Operating income (loss)	4,758	6,873	11,495	15,714
Other expenses (income)
Interest expense	7,113	7,147	14,131	14,314
Other (income) expense, net	(850)	(735)	(801)	(653)
Net other expense	6,263	6,412	13,330	13,661
(Loss) income before income taxes	(1,505)	461	(1,835)	2,053
Provision for income taxes	519	357	1,042	1,170
Net (loss) income	$ (2,024)	$ 104	$ (2,877)	$ 883

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances at December 31, 2009	1	$ -	$ 73,230	$ (5,074)	$ (23,657)	$ 44,499
Stock compensation expense	-	-	219	-	-	219
Net loss	-	-	-	-	(2,877)	(2,877)
Translation adjustment	-	-	-	(476)	-	(476)
Balances at June 30, 2010	1	$ -	$ 73,449	$ (5,550)	$ (26,534)	$ 41,365

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Six Months	Six Months
	Ended	Ended
	June 30, 2010	June 30, 2009

Cash flows from operating activities
Net (loss) income	$ (2,877)	$ 883
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	13,409	11,952
Deferred income tax provision	348	358
Stock compensation expense	219	292
Recovery of bad debts	(387)	(204)
Loss (gain) on sales and disposition of property, plant and equipment	478	(59)
Changes in operating assets and liabilities:
Receivables	(3,908)	7,757
Inventories	(8,112)	4,718
Prepaid expenses and other assets	941	(1,905)
Accounts payable and accrued and other liabilities	8,358	(9,285)
Income tax receivable/payable	(100)	61
Net cash provided by operating activities	8,369	14,568
Cash flows from investing activities
Investment in joint venture	(425)	-
Purchases of property, plant and equipment, including
capitalized software	(12,536)	(13,922)
Proceeds from sales of property, plant and equipment	419	503
Net cash used in investing activities	(12,542)	(13,419)
Cash flows from financing activities
Repayment of subordinated term loans	(24)	(24)
Deferred loan costs paid	(950)	-
Borrowings under revolving credit facility	414,101	367,928
Repayments of revolving credit facility	(408,805)	(369,452)
Net cash provided by (used in) financing activities	4,322	(1,548)
Effect of exchange rate changes on cash	148	(318)
Increase (decrease) increase in cash	297	(717)
Cash
Beginning of period	633	1,712
End of period	$ 930	$ 995

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

Variable Interest Entity

During the year ended December 31, 2009, the Company entered into a joint venture with a third party.  The Company determined that the joint venture is a variable interest entity (“VIE”) under Financial Accounting Standards Board (“FASB”) guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the six months ended June 30, 2010, the VIE was in the process of purchasing and installing the necessary extrusion equipment and production commenced in the third quarter of 2010.  The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $825,000 at June 30, 2010, of which approximately $425,000 was invested during the six months ended June 30, 2010. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

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

3.        Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	June 30, 2010	December 31, 2009

Inventories
Raw materials and supplies	$ 40,189	$ 33,592
Work in progress	10,493	10,376
Finished goods	37,190	36,004
Total inventories	$ 87,872	$ 79,972

4.        Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  The Company had total goodwill of approximately $64.4 million at both June 30, 2010 and December 31, 2009.

At June 30, 2010, approximately $26.2 million, $14.0 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units.  Goodwill, with the exception of approximately $1.9 million assigned to the Company’s coated products segment, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2010	December 31, 2009

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-15 years)	$ 17,058	$ 17,089
Patents (amortized over 2-15 years)	4,262	4,262
Trademarks and tradenames (amortized over 15 years)	1,166	1,180
	22,486	22,531
Accumulated amortization	(9,269)	(8,324)
Net definite-lived intangible assets	13,217	14,207
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$ 64,217	$ 65,207

The decrease in gross intangible assets during the six months ended June 30, 2010 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period.  Amortization expense for definite-lived intangible assets for the three months ended June 30, 2010 and 2009 was approximately $477,000 and $509,000, respectively, and for the six months ended June 30, 2010 and 2009 was approximately $1.0 million for each period.  Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $1.0 million for the remainder of 2010, approximately $1.9 million for each of the years 2011 through 2014 and approximately $1.7 million for 2015. See Note 16 to the accompanying consolidated financial statements for information regarding assets acquired in a purchase business combination during July 2010.

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

The Company and all of its domestic restricted 100% owned subsidiaries have jointly, severally, fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors.  See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X.  The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which includes a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. The Senior Credit Facility matures on January 31, 2011. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheet at December 31, 2009. At June 30, 2010, approximately $73.9 million was outstanding and approximately $27.1 million was available for borrowings under the Senior Credit Facility.

Interest on the Senior Credit Facility accrues on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5%. Interest accrues on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the loan agreement) plus 1.5%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2010 was approximately 1.9%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.  At June 30, 2010, the Company was in compliance with these restrictions.

At June 30, 2010, there were outstanding letters of credit of approximately $3.2 million under the Senior Credit Facility.

Subsequent to the end of the period covered by this report, on July 2, 2010, the Company entered into a Second Amended and Restated Credit Agreement with a syndicate of financial institutions (the “Amended Senior Credit Facility”) which amends the Senior Credit Facility. See Note 16 to the accompanying consolidated financial statements for information regarding the Second Amended and Restated Credit Agreement.

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At June 30, 2010, approximately $58,000 is outstanding under this agreement.

Credit and Guaranty Agreement

Subsequent to the end of the period covered by this report, on July 13, 2010, the Company, Exopack Key Holdings, LLC and certain subsidiaries of the Company, as guarantors, entered into a Credit and Guaranty Agreement with Goldman Sachs Lending Partners LLC (the “Credit Agreement”).  The Company paid $950,000 in deferred financing fees related to this agreement during the three and six months ended June 30, 2010.  See Note 16 to the accompanying consolidated financial statements for information regarding the Credit Agreement.

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

The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition.  The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005.  The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2010 and 2009.  The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date.  Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years.  CPG did not issue any options during the six months ended June 30, 2010 or 2009.  The Company recorded stock compensation expense of approximately $96,000 and $147,000 during the three months ended June 30, 2010 and 2009, respectively, and approximately $219,000 and $292,000 during the six months ended June 30, 2010 and 2009, respectively.  As of June 30, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $1.0 million.  This compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.

The following tables summarize information about stock options outstanding at June 30, 2010 (there were no stock options exercisable at June 30, 2010).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$ 72	46,100	5.3 years
$ 130	1,500	6.0 years
$ 140	7,600	6.6 years
$ 184	1,550	6.9 years
$ 163	13,050	7.3 years
$ 140	5,000	7.6 years
	74,800	6.3 years

				Weighted-average
		Weighted-average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life
Options outstanding at December 31, 2009	76,400	$ 102.17
Granted	-	$ -
Forfeited	(1,600)	$ 72.00
Options outstanding at June 30, 2010	74,800	$ 102.81	$3.4 million	6.3 years

There were 25,200 options available for grant at June 30, 2010 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2010 and 2009:

Pension Plans
	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Interest cost	$ 823	$ 805	$ 1,646	$ 1,615
Expected return on plan assets	(839)	(668)	(1,678)	(1,335)
Amortization of net actuarial losses	30	168	60	341
Net periodic benefit cost	$ 14	$ 305	$ 28	$ 621

Postretirement benefit plan
	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Service cost	$ 6	$ 6	$ 12	$ 12
Interest cost	8	7	16	14
Amortization of net actuarial losses	(4)	(3)	(8)	(7)
Net periodic benefit cost	$ 10	$ 10	$ 20	$ 19

The Company contributed approximately $307,000 and $275,000, to the Retirement Plan during the three months ended June 30, 2010 and 2009, respectively and approximately $582,000 and $522,000 during the six months ended June 30, 2010 and 2009, respectively.  Contributions of approximately $825,000 are expected to be made to the Retirement Plan during the remainder of 2010.  At June 30, 2010, the fair value of the assets of our Pension Plans was estimated at $40.0 million, down from $42.2 million at December 31, 2009.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007.  Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan.  There are two portions of the plan, a Defined Contribution Plan and a Savings Plan.  In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula.  The supplemental employer contribution to the Defined Contribution Plan was guaranteed for a two-year period that began on December 1, 2007 and ended on November 30, 2009.  The Company contributed approximately $84,000 and $242,000 to the Defined Contribution Plan during the three months ended June 30, 2010 and 2009, respectively, and approximately $183,000 and $453,000 during the six months ended June 30, 2010 and 2009, respectively.  None of the amount contributed to the Defined Contribution Plan during the three and six months ended June 30, 2010 was related to the supplemental employer contribution as the supplemental portion of the Defined Contribution Plan ended on November 30, 2009.  Of the amounts contributed during the three and six months ended June 30, 2009, approximately $151,000 and $283,000, respectively, was related to the supplemental employer contribution.  In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers into the plan.  Employer contributions to the Savings Plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan.  Accordingly, total expense related to the Savings Plan was zero for the three months ended June 30, 2010 and were approximately $41,000 for the three months ended June 30, 2009, and approximately $30,000 and $77,000 for the six months ended June 30, 2010 and 2009, respectively.  During the two year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution.  Total expense for employees who did not participate in the plan was zero for the three and six months ended June 30, 2010, and approximately $13,000 and $24,000 for the three and six months ended June 30, 2009, respectively.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States.  The Company partially matches employee contributions which vest immediately.  Expense totaled approximately $420,000 and $756,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $803,000 and $1.5 million for the six months ended June 30, 2010 and 2009, respectively.  This significant decrease period over period is related to a decrease in the employer matching contribution from 4% to 2% effective January 1, 2010.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62.  As of June 30, 2010, the Company had two individuals receiving benefits under the agreements.  The deferred compensation liability for these agreements was approximately $350,000 and $377,000 at June 30, 2010 and December 31, 2009, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and six month periods ended June 30, 2010 and 2009 was insignificant.

Other Benefit Plans

The Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined goals. The Company recognized charges of approximately $612,000 and $589,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $1.3 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively, for benefits under the management incentive compensation plan.

8.        Severance Expenses and Exit and Disposal Activities

           Severance Expenses

           During the three and six months ended June 30, 2010 and 2009, the Company terminated certain employees and eliminated their positions.  In connection with these terminations, the Company recorded termination costs of approximately $1.3 million and $248,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.1 million and $649,000 for the six months ended June 30, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.  Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $2.1 million in costs incurred during the six months ended June 30, 2010, the Company paid approximately $2.4 million through June 30, 2010.   Approximately $1.7 million of costs remained accrued for employee termination benefits at June 30, 2010.

           Exit and Disposal Activities

During the year ended December 31, 2008, the Company consolidated the operations of one of its Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008.  There were no exit costs incurred related to this facility during the three and six months ended June 30, 2010 or 2009.  The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation.  The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of June 30, 2010 was approximately $456,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility.  The Company did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009.  During the year ended December 31, 2009, the Company recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility.  There were no exit costs incurred related to this facility during the three and six months ended June 30, 2010 or 2009.  The remaining severance liability related to this closed facility of approximately $72,000 is reflected in the accompanying consolidated balance sheet as of June 30, 2010.

In August 2006, the Company ceased production at the pouch production facility of one of its food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities.  The Company remained obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation.  There were no exit costs related to this facility incurred during the three and six months ended June 30, 2010 or 2009.  There was no remaining lease obligation related to this facility as of June 30, 2010.

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

10.     Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net (loss) income	$ (2,024)	$ 104	$ (2,877)	$ 883
Translation adjustment	(430)	2,853	(476)	2,308
Comprehensive (loss) income	$ (2,454)	$ 2,957	$ (3,353)	$ 3,191

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the six months ended June 30, 2010:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)

Balance at December 31, 2009	$ (823)	$ (6,543)	$ 2,292	$ (5,074)
Year-to date net change	(476)	-	-	(476)
Balance at June 30, 2010	$ (1,299)	$ (6,543)	$ 2,292	$ (5,550)

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

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees.  The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement.    During the three and six months ended June 30, 2010, the Company incurred approximately $234,000 in reimbursable expenses related to the July 2010 acquisition (see Note 16 to the accompanying consolidated financial statements).  No such expenses were incurred during the three and six months ended June 30, 2009 under this portion of the agreement.

The Company incurred management fees and other related expenses under the management services agreement of approximately $390,000 and $342,000 during the three months ended June 30, 2010 and 2009, respectively, and approximately $756,000 and $739,000 during the six months ended June 30, 2010 and 2009, respectively.  Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company incurred approximately $11,000 and $12,000 for certain consulting fees from Sun Capital Management during the three month periods ended June 30, 2010 and 2009, respectively, and approximately $26,000 and $29,000 during the six months ended June 30, 2010 and 2009, respectively.

Subsequent to June 30, 2010, the Company incurred approximately $938,000 in management services under the agreement for services related to the EMCS acquisition. See Note 16 to the accompanying consolidated financial statements for further information regarding the EMCS Acquisition.

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

The Company evaluates performance based on profit or loss from operations. For the three and six months ended June 30, 2010 and 2009 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Pet food and specialty packaging	$ 1,596	$ 1,018	$ 3,215	$ 2,247
Food and specialty packaging	1,292	2,304	2,607	4,831
Performance packaging	1,238	1,228	2,506	2,842
Total allocations	$ 4,126	$ 4,550	$ 8,328	$ 9,920

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three or six months ended June 30, 2010 or 2009.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues from external customers:
Pet food and specialty packaging	$ 55,535	$ 54,815	$ 112,437	$ 121,464
Food and specialty packaging	59,880	53,349	115,345	109,377
Performance packaging	45,119	39,686	87,877	82,510
Coated products	19,096	14,900	36,859	28,832
Total	$ 179,630	$ 162,750	$ 352,518	$ 342,183
Intersegment revenues:
Pet food and specialty packaging	$ 73	$ 378	$ 110	$ 958
Food and specialty packaging	6,134	4,777	10,589	10,077
Performance packaging	97	192	230	730
Coated products	-	-	-	-
Total	$ 6,304	$ 5,347	$ 10,929	$ 11,765
Operating income (loss):
Pet food and specialty packaging	$ 4,891	$ 5,712	$ 11,346	$ 13,944
Food and specialty packaging	1,862	2,484	3,951	5,655
Performance packaging	3,512	2,228	6,604	5,146
Coated products	2,912	1,003	4,768	1,673
Corporate	(8,419)	(4,554)	(15,174)	(10,704)
Total	4,758	6,873	11,495	15,714
Interest expense - Corporate	7,113	7,147	14,131	14,314
Other expense (income), net:
Pet food and specialty packaging	(2)	(11)	(78)	(46)
Food and specialty packaging	(816)	(230)	(727)	(247)
Performance packaging	2	(31)	(8)	(21)
Coated products	(27)	(464)	11	(375)
Corporate	(7)	1	1	36
Total	(850)	(735)	(801)	(653)
(Loss) income before income taxes	$ (1,505)	$ 461	$ (1,835)	$ 2,053

Significant Customers

No customers accounted for more than 10% of the Company’s net sales during the six months ended June 30, 2010.  As a result of the consolidation of two previously existing customers during 2007 within the Company’s pet food and specialty segment, one customer accounted for 11.4% of the Company’s net sales during the six months ended June 30, 2009. As a result of the consolidation of the two previously existing customers in 2007, one customer accounted for 10.8% and 14.1% of total trade accounts receivable as of June 30, 2010 and December 31, 2009, respectively.

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

The following consolidating financial statements present the balance sheets as of June 30, 2010 and December 31, 2009, the statements of operations for the three and six months ended June 30, 2010 and 2009, and the statements of cash flows for the six months ended June 30, 2010 and 2009, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain revisions have been made to the prior period consolidating financial statements to correct the amounts of certain direct and indirect costs capitalized into inventory for one plant located in Canada, as discussed in Note 15 to the consolidating financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash	$ -	$ 377	$ 553	$ -	$ 930
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,221)	-	66,700	15,642	-	82,342
Other receivables	-	2,392	333	-	2,725
Inventories	-	76,055	12,153	(336)	87,872
Deferred income taxes	-	3,304	167	-	3,471
Prepaid expenses and other current assets	-	2,068	1,197	-	3,265
Total current assets	-	150,896	30,045	(336)	180,605
Property, plant, and equipment, net	-	150,943	22,324	-	173,267
Deferred financing costs, net	6,003	215	-	-	6,218
Intangible assets, net	-	63,606	611	-	64,217
Goodwill	-	63,718	681	-	64,399
Investment in subsidiaries	115,380	2,776	-	(118,156)	-
Intercompany receivables	35,640	25,703	(3,107)	(58,236)	-
Other assets	-	2,780	493	-	3,273
Total assets	$ 157,023	$ 460,637	$ 51,047	$ (176,728)	$ 491,979
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ -	$ 67,527	$ 6,376	$ -	$ 73,903
Accounts payable	-	61,159	12,870	-	74,029
Accrued liabilities	10,313	19,794	3,720	-	33,827
Income taxes payable	-	118	834	-	952
Total current liabilities	10,313	148,598	23,800	-	182,711
Long-term liabilities
Long-term debt, less current portion	220,000	10	-	-	220,010
Deferred income taxes	(42,336)	74,902	1,372	-	33,938
Intercompany payables	(72,319)	108,095	22,460	(58,236)	-
Other liabilities	-	13,316	639	-	13,955
Total long-term liabilities	105,345	196,323	24,471	(58,236)	267,903
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,449	73,449	23,897	(97,346)	73,449
Accumulated other comprehensive loss, net	(5,550)	(5,550)	(1,865)	7,415	(5,550)
Accumulated deficit	(26,534)	47,817	(19,256)	(28,561)	(26,534)
Total stockholder's equity	41,365	115,716	2,776	(118,492)	41,365
Total liabilities and stockholder's equity	$ 157,023	$ 460,637	$ 51,047	$ (176,728)	$ 491,979

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash	$ -	$ 160	$ 473	$ -	$ 633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,592)	-	64,566	13,828	-	78,394
Other receivables	-	2,160	1,636	-	3,796
Inventories	-	65,398	14,910	(336)	79,972
Deferred income taxes	-	3,332	168	-	3,500
Prepaid expenses and other current assets	-	2,017	1,400	-	3,417
Total current assets	-	137,633	32,415	(336)	169,712
Property, plant, and equipment, net	-	149,429	24,626	-	174,055
Deferred financing costs, net	4,798	399	-	-	5,197
Intangible assets, net	-	64,533	674	-	65,207
Goodwill	-	63,718	720	-	64,438
Investment in subsidiaries	110,782	7,035	-	(117,817)	-
Intercompany receivables	35,640	24,863	(2,718)	(57,785)	-
Other assets	-	2,253	602	-	2,855
Total assets	$ 151,220	$ 449,863	$ 56,319	$ (175,938)	$ 481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ -	$ 60,259	$ 8,344	$ -	$ 68,603
Accounts payable	-	53,227	11,702	-	64,929
Accrued liabilities	10,312	19,378	4,089	-	33,779
Income taxes payable	-	124	978	-	1,102
Total current liabilities	10,312	132,988	25,113	-	168,413
Long-term liabilities
Long-term debt, less current portion	220,000	34	-	-	220,034
Deferred income taxes	(38,186)	70,385	1,490	-	33,689
Intercompany payables	(85,405)	121,180	22,010	(57,785)	-
Other liabilities	-	14,158	671	-	14,829
Total long-term liabilities	96,409	205,757	24,171	(57,785)	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,230	73,230	23,897	(97,127)	73,230
Accumulated other comprehensive loss, net	(5,074)	(5,074)	(1,373)	6,447	(5,074)
Accumulated deficit	(23,657)	42,962	(15,489)	(27,473)	(23,657)
Total stockholder's equity	44,499	111,118	7,035	(118,153)	44,499
Total liabilities and stockholder's equity	$ 151,220	$ 449,863	$ 56,319	$ (175,938)	$ 481,464

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 149,452	$ 33,688	$ (3,510)	$ 179,630
Cost of sales	-	130,801	32,126	(3,510)	159,417
Gross margin	-	18,651	1,562	-	20,213
Selling, general and administrative expenses	96	12,728	2,631	-	15,455
Operating income (loss)	(96)	5,923	(1,069)	-	4,758
Other expenses (income)
Interest expense	5,830	885	398	-	7,113
Other (income) expense, net	-	(1,075)	225	-	(850)
Net other expenses	5,830	(190)	623	-	6,263
(Loss) income before income taxes	(5,926)	6,113	(1,692)	-	(1,505)
(Benefit from) provision for income taxes	(2,052)	2,208	363	-	519
Net (loss) income before equity in earnings of affiliates	(3,874)	3,905	(2,055)	-	(2,024)
Equity in earnings (loss) of affiliates	1,850	(2,055)	-	205	-
Net (loss) income	$ (2,024)	$ 1,850	$ (2,055)	$ 205	$ (2,024)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 137,610	$ 30,164	$ (5,024)	$ 162,750
Cost of sales	-	121,132	28,215	(5,023)	144,324
Gross margin	-	16,478	1,949	(1)	18,426
Selling, general and administrative expenses	147	10,216	1,190	-	11,553
Operating (loss) income	(147)	6,262	759	(1)	6,873
Other expenses (income)
Interest expense	5,831	870	446	-	7,147
Other (income) expense, net	-	(7)	(728)	-	(735)
Net other expenses	5,831	863	(282)	-	6,412
(Loss) income before income taxes	(5,978)	5,399	1,041	(1)	461
(Benefit from) provision for income taxes	(1,737)	1,581	513	-	357
Net (loss) income before equity in earnings of affiliates	(4,241)	3,818	528	(1)	104
Equity in earnings (loss) of affiliates	4,345	528	-	(4,873)	-
Net income (loss)	$ 104	$ 4,346	$ 528	$ (4,874)	$ 104

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 294,445	$ 65,467	$ (7,394)	$ 352,518
Cost of sales	-	256,873	61,924	(7,394)	311,403
Gross margin	-	37,572	3,543	-	41,115
Selling, general and administrative expenses	219	24,491	4,910	-	29,620
Operating (loss) income	(219)	13,081	(1,367)	-	11,495
Other expenses (income)
Interest expense	11,662	1,665	804	-	14,131
Other (income) expense, net	-	(1,772)	377	594	(801)
Net other expenses	11,662	(107)	1,181	594	13,330
(Loss) income before income taxes	(11,881)	13,188	(2,548)	(594)	(1,835)
(Benefit from) provision for income taxes	(4,149)	4,566	625	-	1,042
Net (loss) income before equity in earnings of affiliates	(7,732)	8,622	(3,173)	(594)	(2,877)
Equity in earnings (loss) of affiliates	4,855	(3,767)	-	(1,088)	-
Net income (loss)	$ (2,877)	$ 4,855	$ (3,173)	$ (1,682)	$ (2,877)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 291,703	$ 61,097	$ (10,617)	$ 342,183
Cost of sales	-	254,705	56,558	(10,640)	300,623
Gross margin	-	36,998	4,539	23	41,560
Selling, general and administrative expenses	292	22,867	2,687	-	25,846
Operating (loss) income	(292)	14,131	1,852	23	15,714
Other expenses (income)
Interest expense	11,662	1,761	891	-	14,314
Other (income) expense, net	-	(42)	(611)	-	(653)
Net other expenses	11,662	1,719	280	-	13,661
(Loss) income before income taxes	(11,954)	12,412	1,572	23	2,053
(Benefit from) provision for income taxes	(3,766)	4,093	843	-	1,170
Net (loss) income before equity in earnings of affiliates	(8,188)	8,319	729	23	883
Equity in earnings (loss) of affiliates	9,071	729	-	(9,800)	-
Net income (loss)	$ 883	$ 9,048	$ 729	$ (9,777)	$ 883

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$ (2,877)	$ 4,855	$ (3,173)	$ (1,682)	$ (2,877)
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities
Depreciation and amortization	588	11,149	1,672	-	13,409
Equity in (earnings) loss of affiliates	(4,855)	3,767	-	1,088	-
Deferred income tax (benefit) provision	(4,150)	4,545	(47)	-	348
Stock compensation expense	219	219	-	(219)	219
(Recovery from) provision for bad debts	-	(417)	30	-	(387)
Loss on sales and disposal of property, plant and equipment	-	523	(45)	-	478
Changes in operating assets and liabilities
Receivables	-	(1,717)	(2,191)	-	(3,908)
Inventories	-	(10,657)	2,545	-	(8,112)
Prepaid expenses and other assets	-	(1,659)	2,600	-	941
Accounts payable and accrued and other liabilities	1	6,873	1,484	-	8,358
Income tax receivable/payable	-	(6)	(94)	-	(100)
Net cash provided by (used in) operating activities	(11,074)	17,475	2,781	(813)	8,369
Cash flows from investing activities
Investment in joint venture	-	(425)	-	-	(425)
Purchases of property, plant and equipment	-	(11,226)	(1,310)	-	(12,536)
Proceeds on sales of property, plant and equipment	-	215	204	-	419
Investments in subsidiaries	(219)	-	-	219	-
Net cash (used in) provided by investing activities	(219)	(11,436)	(1,106)	219	(12,542)
Cash flows from financing activities
Repayment of subordinated term loans	-	(24)	-	-	(24)
Financing costs paid	(950)	-	-	-	(950)
Borrowings under revolving credit facility	-	383,965	30,136	-	414,101
Repayments of revolving credit facility	-	(376,697)	(32,108)	-	(408,805)
Intercompany borrowings (repayments)	12,243	(13,082)	839	-	-
Dividends paid	-	-	(594)	594	-
Net cash provided by (used in) financing activities	11,293	(5,838)	(1,727)	594	4,322
Effect of exchange rate changes on cash	-	16	132	-	148
Increase (decrease) in cash	-	217	80	-	297
Cash
Beginning of period	-	160	473	-	633
End of period	$ -	$ 377	$ 553	$ -	$ 930

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$ 883	$ 9,048	$ 729	$ (9,777)	$ 883
Adjustments to reconcile (loss) net income to net cash (used in) provided by operating activities
Depreciation and amortization	587	9,994	1,371	-	11,952
Equity in (earnings) loss of affiliates	(9,071)	(729)	-	9,800	-
Deferred income tax (benefit) provision	(3,764)	4,019	103	-	358
Stock compensation expense	292	292	-	(292)	292
Provision for bad debts	-	(119)	(85)	-	(204)
Gain on sales and disposal of property, plant and equipment	-	(18)	(41)	-	(59)
Changes in operating assets and liabilities:
Receivables	-	4,499	3,258	-	7,757
Inventories	-	4,842	(101)	(23)	4,718
Prepaid expenses and other assets	-	(1,221)	(684)	-	(1,905)
Accounts payable and accrued and other liabilities	(1)	(8,606)	(678)	-	(9,285)
Income tax receivable/payable	-	(47)	108	-	61
Net cash (used in) provided by operating activities	(11,074)	21,954	3,980	(292)	14,568
Cash flows from investing activities
Purchases of property, plant and equipment	-	(12,304)	(1,618)	-	(13,922)
Proceeds from sales of property, plant and equipment	-	462	41	-	503
Investments in subsidiaries	(292)	-	-	292	-
Net cash (used in) provided by investing activities	(292)	(11,842)	(1,577)	292	(13,419)
Cash flows from financing activities
Repayment of subordinated term loans	-	(24)	-	-	(24)
Borrowings under revolving credit facility	-	345,191	22,737	-	367,928
Repayments of revolving credit facility	-	(345,603)	(23,849)	-	(369,452)
Intercompany borrowings (repayments)	11,366	(11,081)	(285)	-	-
Net cash provided by (used in) financing activities	11,366	(11,517)	(1,397)	-	(1,548)
Effect of exchange rate changes on cash	-	1,054	(1,372)	-	(318)
Decrease in cash	-	(351)	(366)	-	(717)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$ -	$ 290	$ 705	$ -	$ 995

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

The Company’s effective income tax rate was approximately -57% and 57% for the six months ended June 30, 2010 and 2009, respectively.  The effective rate for the 2010 and 2009 periods reflect certain foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates.  As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15.     Insurance Proceeds

           In September 2009, one of the Company’s facilities in the food and specialty packaging segment experienced a fire that damaged machinery and equipment.  During the six months ended June 30, 2010, the Company received insurance proceeds related to this claim of approximately $600,000.  Subsequent to June 30, 2010, the Company received approximately $445,000 in additional insurance proceeds.  The $1.0 million in insurance proceeds is included in “Other income, net” on the accompanying consolidated statements of operations for the three and six months ended June 30, 2010.  At June 30, 2010, approximately $445,000 was included in “Other receivables” on the accompanying consolidated balance sheet.

16.     Subsequent Events

           Amended and Restated Credit Agreement

On July 2, 2010, the Company entered into a Second Amended and Restated Credit Agreement (the “Amended Senior Credit Facility”) with a syndicate of financial institutions, which amends and restates the Company’s Senior Credit Facility contemplated by the Amended and Restated Credit Agreement dated as of October 31, 2007. The Amended Senior Credit Facility provides for a secured revolving credit facility in an amount of up to $125.0 million, which includes a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $25.0 million (or the Canadian dollar equivalent).  Availability under the Amended Senior Credit Facility is subject to borrowing base limitations described in the Amended Senior Credit Facility for both the U.S. and the Canadian subsidiaries.

Under the Amended Senior Credit Facility, in general, interest will accrue on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 2.0%, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 3.0%.  In general, interest will accrue on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 2.0%, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 3.0%.

In general, in the absence of an event of default, the Amended Senior Credit Facility matures at the earliest of (a) July 2, 2014, (b) ninety (90) days prior to the stated maturity of the 11.25% Senior Unsecured Notes due February 1, 2014 issued by the Company in an aggregate original principal amount up to $245.0 million, and (c) ninety (90) days prior to the stated maturity of the Company’s obligations under the Credit Agreement (as defined below).

The Amended Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates.

Under the Amended Senior Credit Facility, the Company is obligated to pay customary closing fees, letter of credit fees and unused line fees for a credit facility of this size and type.

Recent EMCS Acquisition

On July 13, 2010, pursuant to that certain Asset Purchase Agreement (the “Asset Purchase Agreement”)  dated June 11, 2010 by and between the Company and Bemis, the Company completed the previously-announced acquisition of certain assets and liabilities related to a packaging business operated by Bemis. The acquired business (the “Business) involves the manufacture and sale in the United States and Canada (“Alcan Meat and Cheese”) of (i) flexible–packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale, (ii) flexible–packaging shrink bags used for fresh meat and (iii) certain other packaging products.  The Company subsequently renamed the Business, Exopack Meat, Cheese and Specialty (“EMCS”).   The cash consideration paid by the Company at the closing of the EMCS Acquisition was $82.1 million, which is subject to certain post-closing adjustments as described in the Asset Purchase Agreement, and the Company assumed certain liabilities relating to the Business.  The Company funded the purchase price with proceeds from a term loan under the Credit Agreement (as defined below).

Credit and Guaranty Agreement

On July 13, 2010, in connection with the EMCS Acquisition, the Company, Exopack Key Holdings, LLC, and certain subsidiaries of the Company, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Lending Partners LLC (“GS Lending Partners”), as Sole Lead Arranger, Sole Lead Bookrunner, Administrative Agent, Syndication Agent and Documentation Agent.  The Credit Agreement provides for a term loan in an amount of up to $100.0 million (the “Term Loan”).  Immediately prior to the closing of the EMCS Acquisition, the Company borrowed the full amount of the Term Loan to be used for (i) consideration in respect of the EMCS Acquisition, (ii) certain transaction costs related to the EMCS Acquisition and (iii) certain integration costs in connection with the EMCS Acquisition in an amount not to exceed $5.0 million.  GS Lending Partners may syndicate the Term Loan to other lenders that may become party to the Credit Agreement from time to time.  In general, the Company’s obligations under the Credit Agreement will mature on February 1, 2014.  The Company’s obligations under the Credit Agreement are guaranteed by the Company’s parent and certain subsidiaries of the Company set forth in the Credit Agreement.

The Term Loan was initially funded as a Base Rate Loan (as such term is defined in the Credit Agreement).  As a Base Rate Loan, the Term Loan will initially bear interest at a rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement), which will not be less than 3.00% per annum, plus a margin of 8.25% per annum.  The Company generally has the option under the Credit Agreement to convert all or part of the Term Loan to a Eurodollar Rate Loan.  Any Eurodollar Rate Loan will bear interest at a rate per annum equal to the Adjusted Eurodollar Rate (as such term is defined in the Credit Agreement), which will not be less than 2.00% per annum, plus a margin of 9.25% per annum.  In each case, interest on the unpaid principal amount of the Term Loan shall at no time be less than 12.00% per annum.

Under the terms of the Credit Agreement, the Company may voluntarily prepay the Term Loan in whole or part, subject to an aggregate minimum repayment amount of $5.0 million and subject to certain specified prepayment premiums for prepayments that occur before February 1, 2012.  The Company is required to prepay specified portions of the Term Loan in the event of certain asset sale transactions, change of control transactions and the receipt of proceeds from the sale of certain senior notes.

The Credit Agreement contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, make loans, certain payments and investments and enter into transactions with affiliates.

Under the Credit Agreement, the Company has agreed to pay customary closing fees and other fees for a credit facility of this size and type.

Sale/Leaseback Transaction

Subsequent to June 30, 2010, the Company completed an equipment sale/leaseback transaction with a third-party that resulted in net proceeds of approximately $4.9 million, after fees and deposits.  These funds were subsequently used to reduce amounts outstanding under the Amended Senior Credit Facility.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended June 30, 2010, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following:

•         intense competition in the flexible packaging markets may adversely affect our operating results;

•         the profitability of our business depends on the price and availability of polyethylene and paper, two of our principal raw materials, and our ability to pass on polyethylene and paper price increases to customers;

•         our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

•         we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

•         financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

•         fluctuations in the equity market may adversely affect our pension plan assets and our future cash flows;

•         energy price increases could adversely affect the results of our operations;

•         we must adapt to technological advances in the packaging industry;

•         we may be unable to protect our proprietary technology from infringement;

•         our operations could expose us to substantial environmental costs and liabilities;

•         although we believe we currently have sufficient liquidity, we may not be able to obtain funding if needed because of the deterioration of the capital and credit markets;

•         we are subject to risks related to our international operations, including changes in foreign currency exchange rates;

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

•         we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to  maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404;

•         loss of key individuals could disrupt our operations and harm our business;

•         we may be adversely affected by changes in interest rates;

•         numerous other factors over which we may have limited or no control may affect our performance and profitability;

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

•         we may not successfully complete the integration of Exopack Meat and Cheese Specialty;

•         we may be unable to realize the expected cost savings and other synergies from the EMCS Acquisition; and

•         our increased debt obligations incurred to finance the EMCS Acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included elsewhere in this report, as well as in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Reportable Segments

Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of Exopack Advanced Coatings (“EAC”) and Exopack Performance Films (“EPF”) being integrated during 2008, we began reporting in three segments effective October 1, 2008.  Effective July 1, 2009, we implemented an internal organizational change to move from a concentration on product lines to a concentration on markets.  As a result of this change, we reassessed our segment reporting in the third quarter of 2009 and determined that our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging.  The food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films.  The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging.  The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss.  Segment data for prior periods have been restated to conform to this change.

Severance Expenses

During the three and six months ended June 30, 2010 and 2009, we terminated certain employees and eliminated their positions.  In connection with these terminations, we recorded termination costs of approximately $1.3 million and $248,000 for the three months ended June 30, 2010 and 2009, respectively, and approximately $2.1 million and $649,000 for the six months ended June 30, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations included elsewhere in this report.  Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $2.1 million in costs incurred during the six months ended June 30, 2010, we paid approximately $2.4 million through June 30, 2010.  Approximately $1.7 million of costs remained accrued for employee termination benefits at June 30, 2010.

Exit and Disposal Activities

During the year ended December 31, 2008, we consolidated the operations of one of our Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008.  There were no exit costs incurred related to this facility during the three and six months ended June 30, 2010 or 2009.  We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation.  The remaining lease obligation related to this facility of approximately $456,000 is reflected in the consolidated balance sheet as of June 30, 2010 included elsewhere in this report.

During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility.  We did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009.  During the year ended December 31, 2009, we recorded $831,000 in closure costs, of which $378,000 was recorded in the fourth quarter, including $404,000 in severance costs related to the closure of this facility.  There were no exit costs incurred related to this facility during the three and six months ended June 30, 2010 or 2009.  The remaining severance liability related to this closed facility of approximately $72,000 is reflected in the consolidated balance sheet as of June 30, 2010 included elsewhere in this report.

In August 2006, we ceased production at the pouch production facility of one of our food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities.  We remained obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation.  There were no exit costs related to this facility incurred during the three and six months ended June 30, 2010 or 2009.  There was no remaining lease obligation related to this facility as of June 30, 2010.

Acquisition

On July 13, 2010, pursuant to that certain Asset Purchase Agreement (the “Asset Purchase Agreement”) dated as of June 11, 2010 by and between us and Bemis Company, Inc. (“Bemis”), we completed the previously-announced acquisition (the “EMCS Acquisition”) of certain assets and liabilities related to a packaging business operated by Bemis.  The acquired business (the “Business”) involves the manufacture and sale in the United States and Canada of (i) flexible–packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale, (ii) flexible–packaging shrink bags used for fresh meat and (iii) certain other packaging.  We subsequently renamed the Business, Exopack Meat, Cheese and Specialty (“EMCS”).  The cash consideration paid by us at the closing of the EMCS Acquisition was $82.1 million, which is subject to certain post-closing adjustments as described in the Asset Purchase Agreement, and we assumed certain liabilities relating to the Business.  We funded the purchase price with proceeds from a term loan under the Credit Agreement (as defined below).

Results of Operations

The following presents an overview of our results of operations for the three months ended June 30, 2010 compared with the three months ended June 30, 2009.

	Three Months Ended
	June 30, 2010		June 30, 2009
	$	% of Net Sales	$	% of Net Sales

Statements of Operations Data:	(dollar amounts in thousands)

Net sales	$ 179,630	100.0%	$ 162,750	100.0%
Cost of sales	159,417	88.7%	144,324	88.7%
Selling, general and adminstrative expenses	15,455	8.6%	11,553	7.1%
Interest expense	7,113	4.0%	7,147	4.4%
Other income, net	(850)	-0.5%	(735)	-0.5%
(Loss) income before income taxes	(1,505)	-0.8%	461	0.3%
Provision for income taxes	519	0.3%	357	0.2%
Net (loss) income	$ (2,024)	-1.1%	$ 104	0.1%

Net Sales.  Net sales for the three months ended June 30, 2010 increased by approximately $16.9 million, or 10.4%, compared with the same period in 2009.  This increase in net sales from 2009 is largely attributable to an increase in sales volume of approximately 7% and an increase in the average selling price of approximately 3%. The increase in average selling price would have been smaller if not for favorable foreign exchange rate impact. The increase in sales volume was driven by increases in sales volume across all segments, with the exception of the pet food and specialty packaging segment, and average selling prices increased across all segments.

Cost of Sales. Cost of sales for the three months ended June 30, 2010 increased by approximately $15.1 million, or 10.5%, compared with the same period in 2009.  Cost of sales as a percentage of net sales remained the same, at 88.7% of net sales, or $159.4 million and $144.3 million for the three months ended June 30, 2010 and 2009, respectively.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses for the three months ended June 30, 2010 increased by approximately $3.9 million, or 33.8%, compared with the same period in 2009.  The significant components of the total increase in SG&A expenses were attributable to a $2.1 million increase in professional services, primarily related to the EMCS Acquisition and to a lesser extent process improvement consulting, an increase in severance of $1.0 million, unfavorable workers compensation costs of $275,000 related to claims experience, $258,000 related to an increase in loss on sales and disposition of property, plant and equipment and other lesser increases totaling $439,000.  These increases were slightly offset by decreases in other various costs totaling $173,000.

Interest Expense. Interest expense for the three months ended June 30, 2010 decreased by approximately $34,000, or less than 1.0%, compared with the same period in 2009 primarily due to a reduction in average borrowings during the period under our senior credit facility in effect at June 30, 2010, which is described in Note 5 to the consolidated financial statements included elsewhere in this report (the “Senior Credit Facility”).

Other Income, net.  Other income for the three months ended June 30, 2010 increased by approximately $115,000, or 15.6%, compared to the same period in 2009.  Other income for the three months ended June 30, 2010 was comprised primarily of insurance proceeds received of $1.0 million related to a third quarter 2009 press fire at one of our food and specialty packaging facilities, partially offset by net foreign exchange losses related to our Canadian and United Kingdom operations.  Other income for the three months ended June 30, 2009 is comprised primarily of net foreign exchange gains related to our Canadian and United Kingdom operations.

Income Tax Expense.  We recorded income tax expense of $519,000 for the three months ended June 30, 2010, on a loss before income taxes of approximately $1.5 million. The income tax expense of $357,000 recorded for the same period in 2009 was based on income before income taxes of $461,000. Our effective income tax rate was approximately -34% in 2010 and 77% in 2009.  The effective rates for the three month periods ended June 30, 2010 and 2009 reflected certain foreign losses which we do not believe will result in a tax benefit.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

Reportable Segments.  Our pet food and specialty packaging segment had net sales of $55.5 million and $54.8 million, and operating income of $4.9 million and $5.7 million, for the three months ended June 30, 2010 and 2009, respectively.  The increase in net sales was primarily due to a 3.0% increase in the average selling price, partially offset by a 1.7% decrease in sales volume, primarily within the sewn feed bag product line.  The decrease in operating income of $821,000, or 14.4% was largely due to increased costs related to certain operational and business changes and increased selling, general and administrative expenses.

Our food and specialty packaging segment had net sales of $59.9 million and $53.3 million, and operating income of $1.9 million and $2.5 million, for the three months ended June 30, 2010 and 2009, respectively.  The increase in net sales was primarily due to an increase in sales volume and, to a lesser extent, favorable foreign exchange rates compared to prior year. The decrease in operating income of approximately $622,000, or 25.0%, was due to unfavorable sales mix, increased costs related to certain operational and business changes in our Canadian operations, unfavorable material margins, and increased depreciation expense, primarily related to accelerated depreciation on certain property, plant and equipment to be replaced in the third quarter of 2010.

Our performance packaging segment had net sales of $45.1 million and $39.7 million, and operating income of $3.5 million and $2.2 million, for the three months ended June 30, 2010 and 2009, respectively. The increase in net sales from 2009 was primarily due to increased sales volume of 8.5%, largely due to favorable conditions in the building materials and construction industry and to a lesser extent, an increase in the average selling price of 5.2%.  The increase in operating income of $1.3 million, or 57.6%, was primarily attributable to the increase in net sales and favorable manufacturing overhead resulting from headcount reductions, partially offset by an increase in loss on sales and disposition of property, plant and equipment.

Our coated products segment had net sales of $19.1 million and $14.9 million, and operating income of $2.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively.  The increase in net sales was primarily a result of increased volume across several markets, particularly in the conductives and commercial printing markets, partially offset by the impact of unfavorable exchange rates.  The increase in operating income of $1.9 million, or 190%, was primarily the result of increased sales and favorable sales mix.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $3.9 million for the three months ended June 30, 2010 as compared with the same period in 2009.  The increase in corporate operating loss was largely attributable to increased professional services, primarily related to the EMCS Acquisition and process improvement consulting, increased severance costs and unfavorable workers compensation costs related to claims experience.

The following presents an overview of our results of operations for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

	Six Months Ended
	June 30, 2010		June 30, 2009
	$	% of Net Sales	$	% of Net Sales

Statements of Operations Data:	(dollar amounts in thousands)

Net sales	$ 352,518	100.0%	$ 342,183	100.0%
Cost of sales	311,403	88.3%	300,623	87.9%
Selling, general and adminstrative expenses	29,620	8.4%	25,846	7.6%
Interest expense	14,131	4.0%	14,314	4.2%
Other income, net	(801)	-0.2%	(653)	-0.2%
(Loss) income before income taxes	(1,835)	-0.5%	2,053	0.6%
Provision for income taxes	1,042	0.3%	1,170	0.3%
Net (loss) income	$ (2,877)	-0.8%	$ 883	0.3%

Net Sales.  Net sales for the six months ended June 30, 2010 increased by approximately $10.3 million, or 3.0%, compared with the same period in 2009.  This increase in net sales from 2009 is largely attributable to an increase in sales volume and favorable foreign exchange.  The increase in sales volume was driven by increases in sales volume across all segments, with the exception of the pet food and specialty packaging segment.

Cost of Sales. Cost of sales for the six months ended June 30, 2010 increased by approximately $10.8 million, or 3.6%, compared with the same period in 2009.  Cost of sales as a percentage of net sales increased to 88.3% of net sales, or $311.4 million for the six months ended June 30, 2010, as compared with 87.9% of net sales, or $300.6 million for the six months ended June 30, 2009.  We experience volatility with respect to our raw materials, especially polyethylene resin, as evidenced by the $0.18/lb average increase in resin prices during the first four months of 2010, followed by an average decrease of $0.08/lb over May and June 2010.  Due to the lag in the contractual pass-through of resin costs to our customers, our material margins were unfavorably impacted during the six months ended June 30, 2010.  In addition, cost of sales for the six months ended June 30, 2010 was unfavorably impacted by certain operational and business changes made within our pet food and our food and specialty packaging segments and increased depreciation related to accelerated depreciation on certain property, plant and equipment to be replaced in the third quarter of 2010, partially offset by favorable manufacturing overhead costs resulting from favorable incentive compensation and headcount reductions.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses for the six months ended June 30, 2010 increased by approximately $3.8 million, or 14.6%, compared with the same period in 2009.  The significant components of the total increase in SG&A expenses were attributable to a $3.0 million increase in professional services, primarily related to the EMCS Acquisition and to a lesser extent, process improvement consulting, an increase in severance of $1.4 million, $537,000 related to an increase in loss on sales and disposition of property, plant and equipment, unfavorable workers compensation costs of $223,000 related to claims experience, and other lesser increases totaling $155,000.  These increases were slightly offset by a decrease in salaries and benefits of $1.3 million, primarily due to a decrease in incentive compensation under our management incentive plan, and other lesser decreases totaling $257,000.

Interest Expense. Interest expense for the six months ended June 30, 2010 decreased by approximately $183,000, or approximately 1.3%, compared with the same period in 2009 primarily due to a reduction in average borrowings during the period under our existing Senior Credit Facility.

Other Income, net.  Other income for the six months ended June 30, 2010 increased by approximately $148,000, or approximately 22.7%, compared to the same period in 2009.  Other income for the six months ended June 30, 2010 was comprised primarily of insurance proceeds received of $1.0 million related to a third quarter 2009 press fire at one of our food and specialty packaging facilities, partially offset by net foreign exchange losses related to our Canadian and United Kingdom operations.  Other income for the six months ended June 30, 2009 is comprised primarily of net foreign exchange gains related to our Canadian and United Kingdom operations.

Income Tax Expense.  We recorded income tax expense of $1.0 million for the six months ended June 30, 2010, on a loss before income taxes of approximately $1.8 million. The income tax expense of $1.2 million recorded for the same period in 2009 was based on income before income taxes of $2.1 million. Our effective income tax rate was approximately -57% in 2010 and 57% in 2009.  The effective rates for the six months ended June 30, 2010 and 2009 reflected certain foreign losses which we do not believe will result in a tax benefit.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

Reportable Segments.  Our pet food and specialty packaging segment had net sales of $112.4 million and $121.5 million, and operating income of $11.3 million and $13.9 million, for the six months ended June 30, 2010 and 2009, respectively.  The decrease in net sales was primarily due to a 7.8% decrease in sales volume, primarily within the pet food and sewn feed bags product lines.  The decrease in operating income of $2.6 million, or 18.7%, was largely due to the decrease in sales, increased selling, general and administrative expenses and increased losses on sales and disposition of property, plant and equipment, partially offset by favorable manufacturing overhead resulting from headcount reductions and favorable incentive compensation.

Our food and specialty packaging segment had net sales of $115.3 million and $109.4 million, and operating income of $4.0 million and $5.7 million, for the six months ended June 30, 2010 and 2009, respectively.   The increase in net sales was primarily due to an increase in sales volume of 5.8% and favorable foreign exchange.  The decrease in operating income of approximately $1.7 million, or 30.1%, was due to an increase in the primary raw material item, polyethylene resin, increased costs related to certain operational and business changes in our Canadian operations, and increased depreciation expense, primarily related to accelerated depreciation on certain property, plant and equipment to be replaced in the third quarter of 2010, partially offset by increased sales.

Our performance packaging segment had net sales of $87.9 million and $82.5 million, and operating income of $6.6 million and $5.1 million, for the six months ended June 30, 2010 and 2009, respectively.  The increase in net sales from 2009 was primarily due to increased sales volume of 7.5%, largely due to favorable conditions in the building materials and construction industry, partially offset by a decrease in the average selling price of less than 1.0%. The increase in operating income of $1.5 million, or 28.3%, was primarily attributable to the increase in net sales, favorable manufacturing overhead resulting from headcount reductions and favorable selling, general and administrative expenses, partially offset by an increase in loss on sales and disposition of property, plant and equipment.

Our coated products segment had net sales of $36.9 million and $28.8 million, and operating income of $4.8 million and $1.7 million for the six months ended June 30, 2010 and 2009, respectively.  The increase in net sales was primarily a result of increased volume across several markets, particularly in the electronics, conductives, and commercial printing markets.  The increase in operating income of $3.1 million, or 185%, was primarily the result of increased sales, favorable sales mix, and to a lesser extent favorable selling, general and administrative expenses.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $4.5 million for the six months ended June 30, 2010 as compared with the same period in 2009.  The increase in corporate operating loss is attributable to increased professional services, primarily related to the EMCS Acquisition and process improvement consulting and increased severance costs, partially offset by reduced incentive compensation under our management incentive plan.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Cash flows provided by operating activities for the six months ended June 30, 2010 of $8.4 million were primarily due to cash provided by earnings, which were partially offset by net unfavorable changes in working capital.  Cash provided by earnings were $11.2 million (net loss of $2.9 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $13.4 million plus other non-cash items that net to approximately $658,000, including stock compensation expense, deferred income tax provision, recovery of bad debts and loss on sales and disposition of property, plant and equipment).  The net unfavorable working capital changes resulted from increases in inventories and trade accounts receivable, partially offset by increases in accounts payable and accrued liabilities and a decrease in prepaid expenses, other receivables and other assets.  Inventories increased $8.1 million due largely to increased raw material costs, trade accounts receivables increased $3.9 million due to increased sales volume, accounts payable and accrued liabilities increased $8.4 million due primarily to an increase in accounts payable resulting from rising raw material costs and professional fees related to the EMCS Acquisition and prepaid expenses, other receivables and other assets decreased $941,000 due to the collection of foreign goods and services tax receivables.

Cash flows used in investing activities for the six months ended June 30, 2010 and 2009 were $12.5 million and $13.4 million, respectively, primarily comprised of costs associated with capital expenditures for property, plant and equipment for both periods and investment in our joint venture during the six months ended June 30, 2010, partially offset by proceeds from sales of property, plant and equipment for both periods.

Cash flows provided by financing activities for the six months ended June 30, 2010 were $4.3 million, primarily comprised of net borrowings made under our Senior Credit Facility to fund the $12.4 million semi-annual interest payment on our 11.25% senior notes due 2014 (the “Notes’), and capital expenditures for both periods. Cash flows used in financing activities for the six months ended June 30, 2009 were $1.5 million, which was primarily comprised of net repayments on our Senior Credit Facility after borrowings to fund the semi-annual interest payment on the Notes, operations and capital expenditures.

The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries provided approximately $148,000 in cash for the six months ended June 30, 2010 and used approximately $318,000 for the six months ended June 30, 2009.

Financing Arrangements as of June 30, 2010

Information about our financing arrangements as of June 30, 2010, including the Notes, our Senior Credit Facility, and our term loan, is included in Note 5 of the consolidated financial statements included elsewhere in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of June 30, 2010, $220.0 million of the Notes remained outstanding. For the six months ended June 30, 2010, we incurred approximately $13.0 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees. As of June 30, 2010, approximately $73.9 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 1.9% per annum.  Approximately $27.1 million remained available for borrowings under the Senior Credit Facility at June 30, 2010. For the six months ended June 30, 2010, we incurred approximately $890,000 in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The term loan had a principal balance of approximately $58,000 at June 30, 2010.

Financing Arrangements Subsequent to June 30, 2010

Subsequent to June 30, 2010, we made significant changes to our financing arrangements, including entering into a Second Amended and Restated Credit Agreement (the “Amended Senior Credit Facility”) with a syndicate of financial institutions, which amended and restated the agreement relating to our Senior Credit Facility and entering a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Lending Partners, LLC that provided for a term loan in the amount of up to $100.0 million.  We used the proceeds from the term loan to complete the EMCS Acquisition.

The Amended Senior Credit Facility provided for an increase in the maximum amount outstanding by $15.0 million to $125.0 million, subject to certain borrowing base limitations described in the Amended Senior Credit Facility, increased the variable interest rates, such that the weighted average interest rate under the credit agreement increased to 3.4% per annum in July 2010, and an extended the maturity date to the earliest of (a) July 2, 2014, (b) ninety (90) days prior to the stated maturity of the Notes, and (c) ninety (90) days prior to the stated maturity of our obligations under the Credit Agreement.

The Credit Agreement matures on February 1, 2014.  The interest rate under the Credit Agreement varies depending on whether amounts are advanced as a Based Rate Loan or a Eurodollar Rate Loan (as such terms are defined in the Credit Agreement).  The term loan used to complete the EMCS Acquisition was initially funded as a Base Rate Loan.  Base Rate Loans bear interest at a rate per annum equal to the Base Rate (as defined in the Credit Agreement), which will not be less than 3.0% per annum, plus a margin of 8.25% per annum.  Any Eurodollar Rate Loan will bear interest at a rate per annum equal to the Adjusted Eurodollar Rate (as defined in the Credit Agreement), which will not be less than 2.0% per annum, plus a margin of 9.25% per annum.  Interest will at no time be less than 12.0% per annum.

See Note 16 to our consolidated financial statements included elsewhere in this quarterly report for further information regarding financing arrangements entered into subsequent to June 30, 2010.

Liquidity and Capital Outlook

We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Amended Senior Credit Facility.  Since the second half of 2008 global financial markets have experienced significant liquidity challenges.  Despite certain government intervention, capital market financing has become less available and more expensive.  Notwithstanding the disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Amended Senior Credit Facility.  Management continues to monitor events and the financial institutions associated with our Amended Senior Credit Facility, including monitoring credit ratings and outlooks.  In the event that we require additional liquidity beyond our cash flows from operations and borrowings available under our Amended Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.

We expect to incur a total of approximately $25.9 million in interest expense related to the Notes in 2010, including amortization of related deferred financing costs and fees and a total of approximately $7.1 million in interest expense related to the Credit Agreement, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2010 will be approximately $27.0 million.  To pay for the interest expense on the Notes, the Credit Agreement and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand, funds available under our Amended Senior Credit Facility and proceeds from equipment sales/leaseback transactions.  Approximately $73.9 million of borrowings were outstanding and approximately $27.1 million was available for borrowings under our Senior Credit Facility as of June 30, 2010.  Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Amended Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

The indenture governing the Notes, the Credit Agreement and our Amended Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. Our obligations under the Notes and the Credit Agreement mature on February 1, 2014, and our obligations under the Amended Senior Credit Facility matures at the earliest of (a) July 2, 2014 (b) ninety days prior to the stated maturity of the Notes and (c) ninety days prior to the stated maturity of the Credit Agreement. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

One of our potential growth strategies is growth through acquisitions, which may require additional funding.  In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Our ability to pay dividends is subject to the terms of the indenture governing the Notes, the Credit Agreement and our Amended Senior Credit Facility and the discretion of our Board of Directors.  We currently have no plans to pay dividends.

Off-Balance Sheet Arrangements

During 2009 we entered into a joint venture agreement with a third party.  We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the we are not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner  in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the six months ended June 30, 2010 the VIE was in the process of purchasing and installing the necessary extrusion equipment and production commenced in the third quarter of 2010.  Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $825,000 at June 30, 2010, of which approximately $425,000 was invested during the six months ended June 30, 2010.  We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at June 30, 2010:

	Payments Due by Period

Contractual Obligations	Total	2010	2011-2012	2013-2014	Beyond 2014

	(dollar amounts in thousands)
Long-term Debt obligations(1):
Senior Notes due 2014	$ 220,000	$ -	$ -	$ 220,000	$ -
Senior Revolving Credit Facility(2)	73,855	73,855	-	-	-
Term Loan	58	25	33	-	-
Total debt obligations	293,913	73,880	33	220,000	-
Pension funding obligations(3)	13,312	825	5,991	4,696	1,800
Lease obligations(4)	44,255	4,588	16,015	12,613	11,039
Interest payments(5)	99,000	12,375	49,500	37,125	-
Total contractual obligations	$ 450,480	$ 91,668	$ 71,539	$ 274,434	$ 12,839

(1)             Excludes approximately $100.0 million of borrowings under the Credit Agreement, due in February  2014, which were incurred subsequent to the end of the period covered by this report in connection with EMCS Acquisition.

(2)         Under the terms of a lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability.  As a result, the entire amount is presented as a payment due in 2010, even though the Senior Credit Facility does not mature until January 31, 2011.  Subsequent to June 30, 2010, the Senior Credit Facility maturity date was extended.

 (3)        Represents currently estimated amounts.

(4)             Subsequent to June 30, 2010, our lease obligations increased significantly as a result of the execution of the equipment sale/leaseback transaction and the assumption of three equipment leases, one facility lease and one land lease in conjunction with the EMCS Acquisition.  Estimated lease obligations are expected to increase for 2010 by $1.2 million, for 2011-2012 by $5.8 million, for 2013-2014 by $5.3 million and for beyond 2014 by $4.5 million.

(5)             Includes interest payments on outstanding fixed-rate, long term debt obligations.

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

Interest Rates.  We are exposed to market risk in the form of interest rate risk relating to borrowings under our Senior Credit Facility.  Borrowings under the U.S. portion of our Senior Credit Facility at June 30, 2010 accrue interest at a variable annual rate equal to the US Index Rate (as defined in the agreement covering the Senior Credit Facility) plus 0.5% or, upon our prior notice, at a variable annual rate equal to LIBOR plus 1.5%.  Borrowings under the Canadian sub-facility portion of our Senior Credit Facility at June 30, 2010 accrue interest at a variable annual rate equal to the Canadian Index Rate (as defined in the agreement covering the Senior Credit Facility) plus 0.5% or, upon our prior notice, at a variable annual rate equal to the BA Rate (as defined in the agreement covering the Senior Credit Facility) plus 1.5%.  Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility.  Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss.  We did not have any instruments in place, such as interest rate swaps or caps, which would have mitigated our exposure to interest rate risk related to these borrowings.  As of June 30, 2010, $73.9 million was outstanding under the Senior Credit Facility and accruing interest at a weighted average rate of approximately 1.9% per annum.  Based on the amount of borrowings outstanding under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates at June 30, 2010 would increase our annual interest expense by approximately $739,000.

Under our Amended Senior Credit Facility, which was entered into subsequent to the end of the period covered by this report, borrowings under the U.S. portion of our Amended Senior Credit Facility accrue interest at a variable annual rate equal to the US Index Rate (as defined in the agreement covering the Amended Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to LIBOR plus 3.0%.  Borrowings under the Canadian sub-facility portion of our Amended Senior Credit Facility accrue interest at a variable annual rate equal to the Canadian Index Rate (as defined in the agreement covering the Amended Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to the BA Rate (as defined in the agreement covering the Amended Senior Credit Facility) plus 3.0%.  Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Amended Senior Credit Facility.  Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss.   We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of August 9, 2010, the weighted average interest rate on borrowings under the Amended Credit Facility was approximately 3.4% per annum.

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

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to its management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this quarterly report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting  that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A.      RISK FACTORS

Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The EMCS Acquisition on July 13, 2010 presents additional or increased risk factors to our business, as follows:

We may not successfully complete the integration of Exopack, Meat, Cheese and Specialty (“EMCS”).

We acquired EMCS in July of 2010.  Since this business was previously operated separately by Bemis Company, Inc., there are a number of risks related to this acquisition, including, but not limited to:

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

The successful integration of our operations with the operations of EMCS will depend on our ability to manage the combined operations, to realize opportunities for revenue growth presented by broader product offerings and expanded geographic coverage and to eliminate redundant and excess costs.  If our continued integration efforts are not successful, we may not be able to maintain the levels of revenues, earnings or operating efficiency that we and EMCS might have achieved separately.

We may be unable to realize the expected cost savings and other synergies from the EMCS Acquisition into our business  and operations.

     Even if we are fully able to successfully integrate the operations of EMCS into our operations, this integration may not result in the cost savings, synergies or revenue enhancements that we expect or these benefits may not be achieved within the timeframe that we expect.  The cost savings and other synergies from the acquisition may be offset by costs incurred in integrating EMCS’s operations into our operations, as well as by increases in other expenses, by operating losses or by problems with the EMCS business unrelated to the acquisition.

Our increased debt obligations incurred to finance the EMCS Acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business.

     Our increased debt obligations under the Credit Agreement to finance the EMCS Acquisition could have important consequences to our business.  For example:

•         we may be more vulnerable to general adverse economic and industry conditions;

•         we may be required to dedicate a substantial portion of our cash flow to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions;

•         we are exposed to the risk of increased interest rates because borrowings under the Credit Agreement are at variable rates of interest;

•         our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited, thereby placing us at a competitive disadvantage compared to our competitors that have less indebtedness.

ITEM 6.         EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:.	/s/ Jack E. Knott
Jack E. Knott
Chairman and Chief Executive Officer

By:.	/s/ Jonathan D. Heard
Jonathan D. Heard
Chief Financial Officer (Principal Financial and Accounting Officer)

Date:  August 12, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1 †	Asset Purchase Agreement dated as of June 11, 2010 by and between the Company and Bemis Company, Inc.
(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 16, 2010)
10.1 ††

Credit and Guaranty Agreement dated as of July 13, 2010 among the Company, Exopack Key Holdings, LLC, certain subsidiaries of the Company, as guarantors, and Goldman Sachs Lending Partners LLC, as Sole Lead Arranger, Sole Lead Bookrunner, Administrative Agent, Syndication Agent and Documentation Agent

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

†              Confidential treatment has been requested for portions of this Exhibit 2.1.  These portions have been omitted from the Current Report on Form 8-K to which the Asset Purchase Agreement was filed as an exhibit and have been filed separately with the Securities and Exchange Commission.

††           Confidential treatment has been requested for portions of this Exhibit 10.1.  These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.