Form 10-Q/A
period 2010-10-10
EXOPACK HOLDING CORP
filed 2010-10-15
CIK 1186362

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _______________

Commission File No. 333-136559

EXOPACK HOLDING CORP.

(Exact name of registrant as specified in its charter)

Delaware	76-0678893
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3070 Southport Rd., Spartanburg, SC	29302
(Address of principal executive offices)	(Zip Code)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A of Exopack Holding Corp. (the “Company”) is being filed to amend the Company’s Quarterly Report on Form 10-Q filed on August 12, 2010 (the “Initial 10-Q”) for the sole purpose of including certain information, that was previously redacted, in the Credit and Guaranty Agreement dated as of July 13, 2010 among the Company, Exopack Key Holdings, LLC, certain subsidiaries of the Company, as guarantors, and Goldman Sachs Lending Partners LLC (the “Credit Agreement”) that was filed as Exhibit 10.1 to the Initial 10-Q, based on discussions with the staff of the Securities and Exchange Commission.  The Credit Agreement, with such information included, is filed as Exhibit 10.1 hereto.

Item 6.        Exhibits

Exhibit Number	Description
2.1 †	Asset Purchase Agreement dated as of June 11, 2010 by and between the Company and Bemis Company, Inc.
(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 16, 2010)
10.1 *††

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

Exopack Holding Corp.

By:	/s/ Jack E. Knott
Jack E. Knott
Chairman and Chief Executive Officer

By:	/s/ Tom Vale
Tom Vale
President and Chief Financial Officer

Date:  October 15, 2010

EXHIBIT INDEX

Exhibit Number	Description
2.1 †	Asset Purchase Agreement dated as of June 11, 2010 by and between the Company and Bemis Company, Inc.
(incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on July 16, 2010)
10.1* ††

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