Form 10-Q
period 2010-09-30
EXOPACK HOLDING CORP
filed 2010-11-15
CIK 1186362

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐    No  ☒

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates.   As of November 15, 2010, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

TABLE OF CONTENTS

FORM 10-Q

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A	Risk Factors	33
Item 5.	Other Information	34
Item 6.	Exhibits	34

PART I

FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except for share and per share data)

	September 30,	December 31,
	2010	2009

Assets
Current assets
Cash	$ 1,475	$ 633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,544 and $1,592 for 2010 and 2009, respectively)	103,558	78,394
Other receivables	2,377	3,796
Inventories	97,907	79,972
Deferred income taxes	3,948	3,500
Prepaid expenses and other current assets	3,659	3,417
Total current assets	212,924	169,712
Property, plant, and equipment, net	214,838	174,055
Deferred financing costs, net	16,138	5,197
Intangible assets, net	93,991	65,207
Goodwill	69,426	64,438
Other assets	4,819	2,855
Total assets	$ 612,136	$ 481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ 68,606	$ 68,603
Capital lease obligations	5,806	-
Accounts payable	83,453	64,929
Accrued liabilities	37,084	33,779
Income taxes payable	1,306	1,102
Total current liabilities	196,255	168,413
Long-term liabilities
Long-term debt, less current portion	320,000	220,034
Capital lease obligations, less current portion	8,168	-
Deferred income taxes	33,722	33,689
Other liabilities	12,331	14,829
Total long-term liabilities	374,221	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at September 30, 2010
and December 31, 2009	-	-
Additional paid-in capital	73,436	73,230
Accumulated other comprehensive loss, net	(4,725)	(5,074)
Accumulated deficit	(27,051)	(23,657)
Total stockholder's equity	41,660	44,499
Total liabilities and stockholder's equity	$ 612,136	$ 481,464

	The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales	$ 216,689	$ 164,923	$ 569,207	$ 507,106
Cost of sales	187,380	146,990	498,783	447,613
Gross margin	29,309	17,933	70,424	59,493
Selling, general and administrative expenses	19,293	12,413	48,913	38,259
Operating income	10,016	5,520	21,511	21,234
Other expenses
Interest expense	10,922	7,201	25,053	21,515
Other (income) expense, net	(96)	211	(897)	(442)
Net other expenses	10,826	7,412	24,156	21,073
(Loss) income before income taxes	(810)	(1,892)	(2,645)	161
(Benefit from) provision for income taxes	(293)	435	749	1,605
Net loss	$ (517)	$ (2,327)	$ (3,394)	$ (1,444)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balances at December 31, 2009	1	$ -	$ 73,230	$ (5,074)	$ (23,657)	$ 44,499
Stock compensation expense	-	-	206	-	-	206
Net loss	-	-	-	-	(3,394)	(3,394)
Translation adjustment	-	-	-	349	-	349
Balances at September 30, 2010	1	$ -	$ 73,436	$ (4,725)	$ (27,051)	$ 41,660

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009

Cash flows from operating activities
Net loss	$ (3,394)	$ (1,444)
Adjustments to reconcile net loss to net cash provided by
operating activities
Depreciation and amortization	22,829	17,992
Deferred income tax (benefit) provision	(405)	270
Stock compensation expense	206	440
Recovery of bad debts	(306)	(558)
Loss (gain) on sales and disposition of property, plant and equipment	473	(24)
Changes in operating assets and liabilities:
Receivables	(13,828)	1,275
Inventories	(4,862)	10,024
Prepaid expenses and other assets	(423)	(1,794)
Accounts payable and accrued and other liabilities	6,862	(15,102)
Income tax receivable/payable	212	464
Net cash provided by operating activities	7,364	11,543
Cash flows from investing activities
Investment in joint venture	(425)	(200)
Purchases of property, plant and equipment, including
capitalized software	(18,375)	(21,032)
Proceeds from sales of property, plant and equipment	7,196	6,886
Acquisition of Business	(82,124)	-
Net cash used in investing activities	(93,728)	(14,346)
Cash flows from financing activities
Repayment of subordinated term loans	(36)	(36)
Borrowings on term loan	100,000	-
Repayments of term loan	(100,000)	-
Issuance of additional notes	100,000	-
Repayment of capital lease obligations	(404)	-
Deferred financing costs paid on senior ntoes and senior credit facility	(12,323)	-
Borrowings under revolving credit facility	668,629	547,494
Repayments of revolving credit facility	(668,716)	(545,130)
Net cash provided by financing activities	87,150	2,328
Effect of exchange rate changes on cash	56	(293)
Increase (decrease) increase in cash	842	(768)
Cash
Beginning of period	633	1,712
End of period	$ 1,475	$ 944

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

The Company operates 19 manufacturing facilities located throughout the United States, United Kingdom and Canada. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties.  The Company operates seven manufacturing facilities in the food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities.  The Company operates six facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities.  The Company operates two manufacturing facilities in the coated products segment, both of which the Company leases, including one manufacturing facility in North Wales, United Kingdom.

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

EMCS Acquisition

On July 13, 2010, the Company completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc.  The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture and sale of certain packaging products in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.  EMCS is included within our food and specialty packaging segment (see Note 12).  The acquisition of EMCS provided the Company the unique opportunity to gain a position in the meat and cheese packaging sector and expand the Company’s product offerings in the food and specialty packaging segment.  The purchase price paid by the Company was approximately $82.1 million.  The Company expensed approximately $3.1 million and $4.5 million of acquisition costs related to the EMCS acquisition during the three and nine months ended September 30, 2010, respectively.

The Company funded the purchase price with proceeds from a term loan that was repaid on September 24, 2010 using proceeds from the issuance of additional 11.25% senior notes due 2014 (see Note 5).

Third party net sales and operating income related to EMCS were approximately $34.1 million and $2.5 million, respectively, for the three and nine months ended September 30, 2010.

The net acquisition cost of $82.1 million has been accounted for under the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to the purchase method of accounting and includes the following allocations:

EMCS
(in thousands of dollars)	Acquisition
Assets acquired:
Trade accounts receivable	$ 10,927
Other receivables	220
Inventories	12,909
Other current assets	122
Property, plant and equipment	44,202
Intangible assets	30,550
Goodwill	4,994
Total assets acquired	103,924

Liabilities assumed:
Accounts payable	(8,141)
Accrued liabilities	(4,435)
Capital lease obligations	(9,224)
Total liabilities assumed	(21,800)
Purchase price paid	$ 82,124

Pro forma net sales and operating income have been calculated as though the EMCS acquisition date was at the beginning of the years presented.  Pro forma net sales were approximately $221.6 million and $648.0 million for the three and nine months ended September 30, 2010. Pro forma net loss was approximately $462,000 and $2.5 million for the three and nine months ended September 30, 2010. Pro forma net sales were approximately $204.0 million and $624.4 million for the three and nine months ended September 30, 2009. Pro forma net loss was approximately $1.8 million and zero for the three and nine months ended September 30, 2009.

The unaudited pro forma financial information presented above does not purport to be indicative of the future results of operations of the combined businesses.

The allocation of the purchase price for the EMCS acquisition is subject to adjustment as additional information becomes available.  The fair value of the acquired assets and assumed liabilities recognized at the acquisition date as well as the fair value of the acquired identifiable intangible assets is provisional pending the receipt of the final valuation for those assets and liabilities.

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

Variable Interest Entity

During the year ended December 31, 2009, the Company entered into a joint venture with a third party.  The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the nine months ended September 30, 2010, the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $811,000 at September 30, 2010, of which approximately $425,000 was invested during the nine months ended September 30, 2010. The Company recognized approximately $14,000 as its share of the loss of the joint venture during the three and nine months ended September 30, 2010. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

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

3.        Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	September 30, 2010	December 31, 2009

Inventories
Raw materials and supplies	$ 43,367	$ 33,592
Work in progress	11,355	10,376
Finished goods	43,185	36,004
Total inventories	$ 97,907	$ 79,972

4.        Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations.  The Company had total goodwill of approximately $69.4 million at September 30, 2010 and $64.4 million at December 31, 2009.  The increase in goodwill at September 30, 2010 was entirely related to the EMCS acquisition, which is part of the food and specialty packaging segment.  The goodwill associated with EMCS includes synergies expected from combining the operations of EMCS with the Company’s existing operations.

At September 30, 2010, approximately $26.2 million, $19.0 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units.  Goodwill, with the exception of approximately $5.0 million and $1.9 million assigned to the Company’s food and specialty and coated products segments, respectively, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	September 30, 2010	December 31, 2009

Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$ 43,288	$ 17,089
Patents (amortized over 2-15 years)	7,163	4,262
Trademarks and tradenames (amortized over 15-40 years)	2,624	1,180
	53,075	22,531
Accumulated amortization	(10,084)	(8,324)
Net definite-lived intangible assets	42,991	14,207
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$ 93,991	$ 65,207

The increase in gross intangible assets during the nine months ended September 30, 2010 was due solely to the EMCS acquisition. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2010 and 2009 was approximately $806,000 and $486,000, respectively, and for the nine months ended September 30, 2010 and 2009 was approximately $1.8 million and $1.5 million, respectively.  Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $948,000 for the remainder of 2010, approximately $3.8 million for each of the years 2011 through 2014 and approximately $3.5 million for 2015.

5.        Financing Arrangements

Issuance of Senior Notes

On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014.  Pursuant to an exchange offer, effective December 22, 2006,  the Company exchanged all of the unregistered 11.25% senior notes due 2014 for new 11.25% senior notes due 2014 registered under the Securities Act of 1933 (the “Existing Notes”).

On September 24, 2010, the Company completed the private placement of $100.0 million in principal amount of 11.25% Senior Notes due 2014 (the “Additional Notes”).  The Company used the proceeds from the offering of the Additional Notes and cash on hand to repay a $100.0 million term loan the Company incurred to fund the purchase price of the EMCS acquisition and to pay certain transaction and integration costs related thereto, as described in more detail below under “Credit and Guaranty Agreement.”  The Additional Notes were issued as additional notes under the indenture pursuant to which the Company issued the Existing Notes.  The Additional Notes will be treated as a single series with the Existing Notes under the indenture and will have the same terms as the Existing Notes.  On October 20, 2010, the Company commenced an offer to exchange registered notes for the Additional Notes as required by the terms of a registration rights agreement related to the Additional Notes.  Holders of the Additional Notes have until November 19, 2010 to tender their Additional Notes for registered notes, unless the Company decides to extend such expiration date.  Together, the Existing Notes and the Additional Notes are referred to in this report as the “Notes”.

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

The Company and all of its domestic restricted 100% owned subsidiaries have jointly, severally, fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors.  See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X.  The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.  In connection with the acquisition of EMCS, the Company assumed indebtedness relating to acquired assets, including certain capital lease obligations in the amount of $9.1 million at September 30, 2010.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent).

A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations.  On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million (the “Senior Credit Facility”).  The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement.  In general, in the absence of an event of default, the Senior Credit Facility matures at the earliest of (a) July 2, 2014 and (b) ninety (90) days prior to the stated maturity of the Notes.  Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009.  At September 30, 2010, approximately $68.6 million was outstanding and approximately $52.4 million was available for borrowings under the Senior Credit Facility.

Under the Senior Credit Facility, in general, interest subsequent to July 2, 2010 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 2.0%, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 3.0%.  In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 2.0%, or at the Company’s election, at an annual rate equal to the BA Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 3.0%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2010 was approximately 3.4%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

Under the Senior Credit Facility, in general, interest prior to July 2, 2010 accrued on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined in the prior loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to LIBOR plus 1.5% (as defined in the prior loan agreement).  Interest accrued on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the prior loan agreement) plus 0.5% or, upon the Company’s prior notice, at an annual rate equal to the BA Rate (as defined in the prior loan agreement) plus 1.5%.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries.  At September 30, 2010, the Company was in compliance with these restrictions.

The Company incurred approximately $1.3 million in deferred financing costs related to the amendment of the Senior Credit Facility during the three and nine months ended September 30, 2010, which will be amortized over the term of the Senior Credit Facility.

At September 30, 2010, there were outstanding letters of credit of approximately $3.5 million under the Senior Credit Facility.

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At September 30, 2010, approximately $45,000 is outstanding under this agreement.

Credit and Guaranty Agreement

On July 13, 2010, in connection with the EMCS acquisition, the Company, Exopack Key Holdings, LLC, and certain subsidiaries of the Company, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Lending Partners LLC (“GS Lending Partners”), as Sole Lead Arranger, Sole Lead Bookrunner, Administrative Agent, Syndication Agent and Documentation Agent.  The Credit Agreement provided for a term loan in an amount of up to $100.0 million (the “Term Loan”).  Immediately prior to the closing of the EMCS acquisition, the Company borrowed the full amount of the Term Loan to be used for (i) consideration in respect of the EMCS acquisition, (ii) certain transaction costs related to the EMCS acquisition and (iii) certain integration costs in connection with the EMCS acquisition in an amount not to exceed $5.0 million.  The Company’s obligations under the Credit Agreement were guaranteed by the Company’s parent and certain subsidiaries of the Company set forth in the Credit Agreement.

The Term Loan was initially funded as a Base Rate Loan (as such term is defined in the Credit Agreement).  As a Base Rate Loan, the Term Loan initially bore interest at a rate per annum equal to the Base Rate (as such term is defined in the Credit Agreement), which could not be less than 3.00% per annum, plus a margin of 8.25% per annum.  The Company generally had the option under the Credit Agreement to convert all or part of the Term Loan to a Eurodollar Rate Loan.  Any Eurodollar Rate Loan would bear interest at a rate per annum equal to the Adjusted Eurodollar Rate (as such term is defined in the Credit Agreement), which would not be less than 2.00% per annum, plus a margin of 9.25% per annum.  In each case, interest on the unpaid principal amount of the Term Loan was at no time less than 12.00% per annum.

The Credit Agreement contained certain customary affirmative and negative covenants that restricted the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, make loans, certain payments and investments and enter into transactions with affiliates.

Under the Credit Agreement, the Company paid customary closing fees and other fees for a credit facility of this size and type.

The Company paid $11.0 million in deferred financing fees related to this agreement during the nine months ended September 30, 2010.  These deferred financing fees were transferred to the Additional Notes and will be amortized over the term of the Additional Notes described above.  The Term Loan and related accrued interest was repaid on September 24, 2010 using proceeds received from the Company’s issuance of the Additional Notes.

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

The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition.  The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005.  The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2010 and 2009.  The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date.  Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years.  CPG issued 11,000 options during the nine months ended September 30, 2010.  CPG did not issue any options during the nine months ended September 30, 2009.  The Company recorded net stock compensation income of approximately $13,000 during the three months ended September 30, 2010 due to the forfeiture of options previously granted.  The Company recorded stock compensation expense of approximately $148,000 during the three months ended September 30, 2009, and approximately $206,000 and $440,000 during the nine months ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, the total compensation cost related to non-vested awards not yet recognized was approximately $1.6 million.  This compensation cost is expected to be recognized over the remaining weighted-average period of 2.7 years.

The fair value of options granted during the three and nine months ended September 30, 2010 were estimated using the Black-Scholes option pricing model.  The estimated fair value of $75.00 was based on a 10 year weighted average expected life, a risk-free interest rate of 2.61% and volatility of 40.0%.

The following tables summarize information about stock options outstanding at September 30, 2010 (there were no stock options exercisable at September 30, 2010).

	Options Outstanding
		Weighted-average
	Number	Remaining
Exercise Price	Outstanding	Contractual Life
$ 72	45,000	5.3 years
$ 130	1,500	5.7 years
$ 140	5,200	6.3 years
$ 184	1,550	6.6 years
$ 163	13,050	7.0 years
$ 140	5,000	7.4 years
$ 139	11,000	9.9 years
	82,300	6.8 years

				Weighted-average
		Weighted-average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	Outstanding	Price	Value	Life
Options outstanding at December 31, 2009	76,400	$ 102.17
Granted	11,000	$ 139.00
Forfeited	(5,100)	$ 104.00
Options outstanding at September 30, 2010	82,300	$ 106.98	$9.4 million	6.8 years

There were 17,700 options available for grant at September 30, 2010 under the 2005 Stock Option Plan.

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2010 and 2009:

Pension Plans
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Interest cost	$ 823	$ 796	$ 2,469	$ 2,411
Expected return on plan assets	(839)	(669)	(2,517)	(2,004)
Amortization of net actuarial losses	30	156	90	497
Net periodic benefit cost	$ 14	$ 283	$ 42	$ 904

Postretirement benefit plan
	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Service cost	$ 6	$ 7	$ 18	$ 19
Interest cost	8	7	24	21
Amortization of net actuarial losses	(4)	(4)	(12)	(11)
Net periodic benefit cost	$ 10	$ 10	$ 30	$ 29

The Company contributed approximately $518,000 and $439,000, to the Retirement Plan during the three months ended September 30, 2010 and 2009, respectively, and approximately $1.1 million and $961,000 during the nine months ended September 30, 2010 and 2009, respectively.  Contributions of approximately $307,000 are expected to be made to the Retirement Plan during the remainder of 2010.  At September 30, 2010, the fair value of the assets of our Pension Plans was estimated at $44.1 million, up from $42.2 million at December 31, 2009.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007.  Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan.  There are two portions of the plan, a Defined Contribution Plan and a Savings Plan.  In the Defined Contribution Plan, contributions are made by the Company only, and are based on an age and service formula.  The supplemental employer contribution to the Defined Contribution Plan was guaranteed for a two-year period that began on December 1, 2007 and ended on November 30, 2009.  The Company contributed approximately $91,000 and $247,000 to the Defined Contribution Plan during the three months ended September 30, 2010 and 2009, respectively, and approximately $274,000 and $700,000 during the nine months ended September 30, 2010 and 2009, respectively.  None of the amount contributed to the Defined Contribution Plan during the three and nine months ended September 30, 2010 was related to the supplemental employer contribution as the supplemental portion of the Defined Contribution Plan ended on November 30, 2009.  Of the amounts contributed during the three and nine months ended September 30, 2009, approximately $151,000 and $438,000, respectively, was related to the supplemental employer contribution.  In addition, employees can contribute to the Savings Plan and receive a match of 50% on the first 4% the employee defers into the plan.  Employer contributions to the Savings Plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan.  Accordingly, total expense related to the Savings Plan was zero for the three months ended September 30, 2010 and was approximately $41,000 for the three months ended September 30, 2009, and approximately $30,000 and $118,000 for the nine months ended September 30, 2010 and 2009, respectively.  During the two year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the Savings Plan regardless of their Savings Plan contribution.  Total expense for employees who did not participate in the plan was zero for the three and nine months ended September 30, 2010, and approximately $11,000 and $35,000 for the three and nine months ended September 30, 2009, respectively.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States.  The Company partially matches employee contributions which vest immediately.  Expense totaled approximately $421,000 and $653,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $1.2 million and $2.1 million for the nine months ended September 30, 2010 and 2009, respectively.  This significant decrease period over period is primarily related to a decrease in the employer matching contribution from 4% to 2% effective January 1, 2010, partially offset by the matching contribution related to employees from the EMCS acquisition.

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

The Company is accruing its obligations over the estimated period of employment of the individuals to age 62.  As of September 30, 2010, the Company had two individuals receiving benefits under the agreements.  The deferred compensation liability for these agreements was approximately $336,000 and $377,000 at September 30, 2010 and December 31, 2009, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and nine month periods ended September 30, 2010 and 2009 was insignificant.

Other Benefit Plans

The Company maintains a management incentive compensation plan that provides annual cash awards to eligible management personnel based on both Company and individual performance against pre-defined goals. The Company recognized charges of approximately $941,000 and $508,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.2 million and $3.8 million for the nine months ended September 30, 2010 and 2009, respectively, for benefits under the management incentive compensation plan.

In conjunction with the EMCS acquisition, the Company assumed a management incentive compensation plan that will remain in place through the end of 2010. The Company recognized charges of approximately $322,000 for the three and nine months ended September 30, 2010 for benefits under this management incentive compensation plan.

8.        Severance Expenses and Exit and Disposal Activities

           Severance Expenses

           During the three and nine months ended September 30, 2010 and 2009, the Company terminated certain employees and eliminated their positions.  In connection with these terminations, the Company recorded termination costs of approximately $292,000 and $141,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.5 million and $813,000 for the nine months ended September 30, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.  Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $2.5 million in costs incurred during the nine months ended September 30, 2010, the Company paid approximately $3.7 million through September 30, 2010.   Approximately $830,000 of costs remained accrued for employee termination benefits as of September 30, 2010.

           Exit and Disposal Activities

During the year ended December 31, 2008, the Company consolidated the operations of one of its Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, the Company recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008.  There were no exit costs incurred related to this facility during the three and nine months ended September 30, 2010 or 2009.  The Company remains obligated to make payments under a facility lease through August 2015 and, in April 2009, the Company began receiving sublease income to help mitigate the cost of the remaining lease obligation.  The remaining lease obligation related to this facility reflected in the accompanying consolidated balance sheet as of September 30, 2010 was approximately $436,000.

During the year ended December 31, 2007, the Company ceased using a significant portion of one of its leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility.  The Company did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009.  During the three and nine months ended September 30, 2009, the Company recorded $453,000 in closure costs, including $320,000 in severance costs, related to the closure of this facility.  There were no exit costs incurred related to this facility during the three and nine months ended September 30, 2010.  The remaining severance liability related to this closed facility of approximately $17,000 is reflected in the accompanying consolidated balance sheet as of September 30, 2010.

In August 2006, the Company ceased production at the pouch production facility of one of its food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities.  The Company remained obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation.  There were no exit costs related to this facility incurred during the three and nine months ended September 30, 2010 or 2009.  There was no remaining lease obligation related to this facility as of September 30, 2010.

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

10.     Comprehensive (Loss) Income

The components of comprehensive (loss) income are as follows for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss	$ (517)	$ (2,327)	$ (3,394)	$ (1,444)
Translation adjustment	825	1,108	349	3,416
Comprehensive (loss) income	$ 308	$ (1,219)	$ (3,045)	$ 1,972

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the nine months ended September 30, 2010:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)

Balance at December 31, 2009	$ (823)	$ (6,543)	$ 2,292	$ (5,074)
Year-to date net change	349	-	-	349
Balance at September 30, 2010	$ (474)	$ (6,543)	$ 2,292	$ (4,725)

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

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees.  During the three and nine months ended September 30, 2010, the Company incurred approximately $938,000 in management services under the agreement for management services related to the EMCS acquisition.  The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement.    During the nine months ended September 30, 2010, the Company incurred approximately $234,000 in reimbursable expenses related to the EMCS acquisition.  These fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.  No such expenses were incurred during the three or nine months ended September 30, 2009 under this portion of the agreement.

The Company incurred management fees and other related expenses under the management services agreement of approximately $576,000 and $320,000 during the three months ended September 30, 2010 and 2009, respectively, and approximately $1.3 million and $1.1 million during the nine months ended September 30, 2010 and 2009, respectively.  Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company incurred approximately $12,000 and $10,000 for certain consulting fees from Sun Capital Management during the three months ended September 30, 2010 and 2009, respectively, and approximately $38,000 and $39,000 during the nine months ended September 30, 2010 and 2009, respectively.

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

The EMCS acquisition, which primarily includes meat and cheese packaging products, is included in the food and specialty packaging segment for the three and nine months ended September 30, 2010.

The Company evaluates performance based on profit or loss from operations. For the three and nine months ended September 30, 2010 and 2009 segment data includes a charge allocating certain corporate costs to each of its operating segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Pet food and specialty packaging	$ 1,534	$ 1,098	$ 4,749	$ 3,345
Food and specialty packaging	1,374	2,244	3,981	7,075
Performance packaging	1,288	1,130	3,794	3,972
Total allocations	$ 4,196	$ 4,472	$ 12,524	$ 14,392

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three or nine months ended September 30, 2010 or 2009.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues from external customers:
Pet food and specialty packaging	$ 59,869	$ 54,607	$ 172,306	$ 176,071
Food and specialty packaging	93,746	51,366	209,091	160,742
Performance packaging	42,167	40,043	130,044	122,553
Coated products	20,907	18,907	57,766	47,740
Total	$ 216,689	$ 164,923	$ 569,207	$ 507,106
Intersegment revenues:
Pet food and specialty packaging	$ 67	$ 412	$ 177	$ 1,371
Food and specialty packaging	3,888	5,483	14,477	15,560
Performance packaging	346	97	576	828
Coated products	-	-	-	-
Total	$ 4,301	$ 5,992	$ 15,230	$ 17,759
Operating income (loss):
Pet food and specialty packaging	$ 6,780	$ 5,852	$ 18,126	$ 19,796
Food and specialty packaging	6,621	713	10,572	6,369
Performance packaging	3,313	2,189	9,917	7,335
Coated products	3,746	2,042	8,514	3,715
Corporate	(10,444)	(5,276)	(25,618)	(15,981)
Total	10,016	5,520	21,511	21,234
Interest expense - Corporate	10,922	7,201	25,053	21,515
Other expense (income), net:
Pet food and specialty packaging	(25)	8	(103)	(38)
Food and specialty packaging	(82)	241	(809)	(6)
Performance packaging	(4)	(3)	(12)	(24)
Coated products	27	38	38	(337)
Corporate	(12)	(73)	(11)	(37)
Total	(96)	211	(897)	(442)
(Loss) income before income taxes	$ (810)	$ (1,892)	$ (2,645)	$ 161

Significant Customers

No customers accounted for more than 10% of the Company’s net sales during the nine months ended September 30, 2010.  One customer accounted for 11.6% of the Company’s net sales during the nine months ended September 30, 2009.   There were no customers that accounted for more than 10% of total trade receivables as of September 30, 2010.  One customer accounted for 14.1% of total trade accounts receivable as of December 31, 2009.

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

The following consolidating financial statements present the balance sheets as of September 30, 2010 and December 31, 2009, the statements of operations for the three and nine months ended September 30, 2010 and 2009, and the statements of cash flows for the nine months ended September 30, 2010 and 2009, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company. Certain revisions have been made to the prior period consolidating financial statements to correct the amounts of certain direct and indirect costs capitalized into inventory for one plant located in Canada, as discussed in Note 15 to the consolidating financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars, except for share and per share data)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash	$ -	$ 396	$ 1,079	$ -	$ 1,475
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,544)	-	87,986	15,572	-	103,558
Other receivables	-	1,610	767	-	2,377
Inventories	-	86,241	12,002	(336)	97,907
Deferred income taxes	-	3,777	171	-	3,948
Prepaid expenses and other current assets	-	2,416	1,243	-	3,659
Total current assets	-	182,426	30,834	(336)	212,924
Property, plant, and equipment, net	-	192,371	22,467	-	214,838
Deferred financing costs, net	14,784	1,354	-	-	16,138
Intangible assets, net	-	93,363	628	-	93,991
Goodwill	-	68,712	714	-	69,426
Investment in subsidiaries	122,123	4,195	-	(126,318)	-
Intercompany receivables	35,640	28,252	(4,856)	(59,036)	-
Other assets	-	4,423	396	-	4,819
Total assets	$ 172,547	$ 575,096	$ 50,183	$ (185,690)	$ 612,136
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ -	$ 65,750	$ 2,856	$ -	$ 68,606
Capital lease obligations	-	5,806	-	-	5,806
Accounts payable	-	69,798	13,655	-	83,453
Accrued liabilities	6,000	28,131	2,953	-	37,084
Income taxes payable	-	118	1,188	-	1,306
Total current liabilities	6,000	169,603	20,652	-	196,255
Long-term liabilities
Long-term debt, less current portion	320,000	-	-	-	320,000
Capital lease obligations, less current portion	-	8,168	-	-	8,168
Deferred income taxes	(44,978)	77,263	1,437	-	33,722
Intercompany payables	(150,135)	185,911	23,260	(59,036)	-
Other liabilities	-	11,692	639	-	12,331
Total long-term liabilities	124,887	283,034	25,336	(59,036)	374,221
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,436	73,436	23,897	(97,333)	73,436
Accumulated other comprehensive loss, net	(4,725)	(4,725)	(1,468)	6,193	(4,725)
Accumulated deficit	(27,051)	53,748	(18,234)	(35,514)	(27,051)
Total stockholder's equity	41,660	122,459	4,195	(126,654)	41,660
Total liabilities and stockholder's equity	$ 172,547	$ 575,096	$ 50,183	$ (185,690)	$ 612,136

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2009

		Guarantor	Nonguarantor
(in thousands of dollars, except for share and per share data)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current assets
Cash	$ -	$ 160	$ 473	$ -	$ 633
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,592)	-	64,566	13,828	-	78,394
Other receivables	-	2,160	1,636	-	3,796
Inventories	-	65,398	14,910	(336)	79,972
Deferred income taxes	-	3,332	168	-	3,500
Prepaid expenses and other current assets	-	2,017	1,400	-	3,417
Total current assets	-	137,633	32,415	(336)	169,712
Property, plant, and equipment, net	-	149,429	24,626	-	174,055
Deferred financing costs, net	4,798	399	-	-	5,197
Intangible assets, net	-	64,533	674	-	65,207
Goodwill	-	63,718	720	-	64,438
Investment in subsidiaries	110,782	7,035	-	(117,817)	-
Intercompany receivables	35,640	24,863	(2,718)	(57,785)	-
Other assets	-	2,253	602	-	2,855
Total assets	$ 151,220	$ 449,863	$ 56,319	$ (175,938)	$ 481,464
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$ -	$ 60,259	$ 8,344	$ -	$ 68,603
Accounts payable	-	53,227	11,702	-	64,929
Accrued liabilities	10,312	19,378	4,089	-	33,779
Income taxes payable	-	124	978	-	1,102
Total current liabilities	10,312	132,988	25,113	-	168,413
Long-term liabilities
Long-term debt, less current portion	220,000	34	-	-	220,034
Deferred income taxes	(38,186)	70,385	1,490	-	33,689
Intercompany payables	(85,405)	121,180	22,010	(57,785)	-
Other liabilities	-	14,158	671	-	14,829
Total long-term liabilities	96,409	205,757	24,171	(57,785)	268,552
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares
authorized, no shares issued and outstanding	-	-	-	-	-
Common stock, par value, $0.001 per share - 2,900,000 shares
authorized, 1 share issued and outstanding	-	-	-	-	-
Additional paid-in capital	73,230	73,230	23,897	(97,127)	73,230
Accumulated other comprehensive loss, net	(5,074)	(5,074)	(1,373)	6,447	(5,074)
Accumulated deficit	(23,657)	42,962	(15,489)	(27,473)	(23,657)
Total stockholder's equity	44,499	111,118	7,035	(118,153)	44,499
Total liabilities and stockholder's equity	$ 151,220	$ 449,863	$ 56,319	$ (175,938)	$ 481,464

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 188,259	$ 31,659	$ (3,229)	$ 216,689
Cost of sales	-	162,470	28,139	(3,229)	187,380
Gross margin	-	25,789	3,520	-	29,309
Selling, general and administrative expenses	(13)	17,737	1,569	-	19,293
Operating income (loss)	13	8,052	1,951	-	10,016
Other expenses (income)
Interest expense	9,104	1,397	421	-	10,922
Other (income) expense, net	-	(143)	47	-	(96)
Net other expense	9,104	1,254	468	-	10,826
(Loss) income before income taxes	(9,091)	6,798	1,483	-	(810)
(Benefit from) provision for income taxes	(2,643)	1,889	461	-	(293)
Net (loss) income before equity in earnings of affiliates	(6,448)	4,909	1,022	-	(517)
Equity in earnings (loss) of affiliates	5,931	1,022	-	(6,953)	-
Net (loss) income	$ (517)	$ 5,931	$ 1,022	$ (6,953)	$ (517)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 138,270	$ 31,723	$ (5,070)	$ 164,923
Cost of sales	-	122,506	29,592	(5,108)	146,990
Gross margin	-	15,764	2,131	38	17,933
Selling, general and administrative expenses	148	10,501	1,764	-	12,413
Operating (loss) income	(148)	5,263	367	38	5,520
Other expenses (income)
Interest expense	5,831	978	392	-	7,201
Other (income) expense, net	-	(158)	369	-	211
Net other expense	5,831	820	761	-	7,412
(Loss) income before income taxes	(5,979)	4,443	(394)	38	(1,892)
(Benefit from) provision for income taxes	(1,999)	2,057	377	-	435
Net (loss) income before equity in earnings of affiliates	(3,980)	2,386	(771)	38	(2,327)
Equity in earnings (loss) of affiliates	1,653	(771)	-	(882)	-
Net income (loss)	$ (2,327)	$ 1,615	$ (771)	$ (844)	$ (2,327)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 482,704	$ 97,126	$ (10,623)	$ 569,207
Cost of sales	-	419,343	90,063	(10,623)	498,783
Gross margin	-	63,361	7,063	-	70,424
Selling, general and administrative expenses	206	42,228	6,479	-	48,913
Operating (loss) income	(206)	21,133	584	-	21,511
Other expenses (income)
Interest expense	20,766	3,062	1,225	-	25,053
Other (income) expense, net	-	(1,915)	424	594	(897)
Net other expense	20,766	1,147	1,649	594	24,156
(Loss) income before income taxes	(20,972)	19,986	(1,065)	(594)	(2,645)
(Benefit from) provision for income taxes	(6,792)	6,455	1,086	-	749
Net (loss) income before equity in earnings of affiliates	(14,180)	13,531	(2,151)	(594)	(3,394)
Equity in earnings (loss) of affiliates	10,786	(2,745)	-	(8,041)	-
Net (loss) income	$ (3,394)	$ 10,786	$ (2,151)	$ (8,635)	$ (3,394)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$ -	$ 429,973	$ 92,820	$ (15,687)	$ 507,106
Cost of sales	-	377,211	86,150	(15,748)	447,613
Gross margin	-	52,762	6,670	61	59,493
Selling, general and administrative expenses	440	33,368	4,451	-	38,259
Operating (loss) income	(440)	19,394	2,219	61	21,234
Other expenses (income)
Interest expense	17,493	2,739	1,283	-	21,515
Other (income) expense, net	-	(200)	(242)	-	(442)
Net other expense	17,493	2,539	1,041	-	21,073
(Loss) income before income taxes	(17,933)	16,855	1,178	61	161
(Benefit from) provision for income taxes	(5,765)	6,150	1,220	-	1,605
Net (loss) income before equity in earnings of affiliates	(12,168)	10,705	(42)	61	(1,444)
Equity in earnings (loss) of affiliates	10,724	(42)	-	(10,682)	-
Net (loss) income	$ (1,444)	$ 10,663	$ (42)	$ (10,621)	$ (1,444)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$ (3,394)	$ 10,786	$ (2,151)	$ (8,635)	$ (3,394)
Adjustments to reconcile net (loss) income to net cash provided by (used in)
operating activities
Depreciation and amortization	1,536	18,810	2,483	-	22,829
Equity in (earnings) loss of affiliates	(10,786)	2,745	-	8,041	-
Deferred income tax (benefit) provision	(6,792)	6,433	(46)	-	(405)
Stock compensation expense	206	206	-	(206)	206
(Recovery from) provision for bad debts	-	(353)	47	-	(306)
Loss (gain) on sales and disposal of property, plant and equipment	-	535	(62)	-	473
Changes in operating assets and liabilities
Receivables	-	(12,140)	(1,688)	-	(13,828)
Inventories	-	(7,934)	3,072	-	(4,862)
Prepaid expenses and other assets	-	(2,612)	2,189	-	(423)
Accounts payable and accrued and other liabilities	(4,312)	10,056	1,118	-	6,862
Income tax receivable/payable	-	(6)	218	-	212
Net cash provided by (used in) operating activities	(23,542)	26,526	5,180	(800)	7,364
Cash flows from investing activities
Investment in joint venture	-	(425)	-	-	(425)
Purchases of property, plant and equipment	-	(16,738)	(1,637)	-	(18,375)
Proceeds from sales of property, plant and equipment	-	6,958	238	-	7,196
Investments in subsidiaries	(206)	-	-	206	-
Acquisition of Business	-	(82,124)	-	-	(82,124)
Net cash (used in) provided by investing activities	(206)	(92,329)	(1,399)	206	(93,728)
Cash flows from financing activities
Repayment of subordinated term loans	-	(36)	-	-	(36)
Borrowings on term loan	100,000	-	-	-	100,000
Repayments of term loan	(100,000)	-	-	-	(100,000)
Issuance of additional notes	100,000	-	-	-	100,000
Repayment of capital lease obligations	-	(404)	-	-	(404)
Deferred financing costs paid on senior notes and senior credit facility	(11,068)	(1,255)	-	-	(12,323)
Borrowings under revolving credit facility	-	623,382	45,247	-	668,629
Repayments of revolving credit facility	-	(617,889)	(50,827)	-	(668,716)
Intercompany borrowings (repayments)	(65,184)	61,796	3,388	-	-
Dividends paid	-	-	(594)	594	-
Net cash provided by (used in) financing activities	23,748	65,594	(2,786)	594	87,150
Effect of exchange rate changes on cash	-	445	(389)	-	56
Increase in cash	-	236	606	-	842
Cash
Beginning of period	-	160	473	-	633
End of period	$ -	$ 396	$ 1,079	$ -	$ 1,475

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$ (1,444)	$ 10,663	$ (42)	$ (10,621)	$ (1,444)
Adjustments to reconcile (loss) net income to net cash (used in) provided by operating activities
Depreciation and amortization	881	14,815	2,296	-	17,992
Equity in (earnings) loss of affiliates	(10,724)	42	-	10,682	-
Deferred income tax (benefit) provision	(5,765)	5,995	40	-	270
Stock compensation expense	440	440	-	(440)	440
(Recovery from) provision for bad debts	-	(483)	(75)	-	(558)
Loss (gain) on sales and disposal of property, plant and equipment	-	17	(41)	-	(24)
Changes in operating assets and liabilities:
Receivables	-	(594)	1,869	-	1,275
Inventories	-	9,238	847	(61)	10,024
Prepaid expenses and other assets	-	(993)	(801)	-	(1,794)
Accounts payable and accrued and other liabilities	(6,188)	(8,545)	(369)	-	(15,102)
Income tax receivable/payable	-	37	427	-	464
Net cash (used in) provided by operating activities	(22,800)	30,632	4,151	(440)	11,543
Cash flows from investing activities
Investment in joint venture	-	(200)	-	-	(200)
Purchases of property, plant and equipment	-	(18,555)	(2,477)	-	(21,032)
Proceeds from sales of property, plant and equipment	-	6,845	41	-	6,886
Investments in subsidiaries	(440)	-	-	440	-
Net cash (used in) provided by investing activities	(440)	(11,910)	(2,436)	440	(14,346)
Cash flows from financing activities
Repayment of subordinated term loans	-	(36)	-	-	(36)
Borrowings under revolving credit facility	-	519,119	28,375	-	547,494
Repayments of revolving credit facility	-	(516,652)	(28,478)	-	(545,130)
Intercompany borrowings (repayments)	23,240	(23,510)	270	-	-
Net cash provided by (used in) financing activities	23,240	(21,079)	167	-	2,328
Effect of exchange rate changes on cash	-	2,276	(2,569)	-	(293)
Decrease in cash	-	(81)	(687)	-	(768)
Cash
Beginning of period	-	641	1,071	-	1,712
End of period	$ -	$ 560	$ 384	$ -	$ 944

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

The effective income tax rate for the 2010 and 2009 periods reflect certain foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates.  As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15.     Insurance Proceeds

           In September 2009, one of the Company’s facilities in the food and specialty packaging segment experienced a fire that damaged machinery and equipment.  During the nine months ended September 30, 2010, the Company received insurance proceeds related to this claim of approximately $1.0 million.  The $1.0 million in insurance proceeds is included in “Other (income) expense, net” on the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

16.  Lease Transactions

On July 12, 2010, the Company completed an equipment sale /leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits.  These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.  The Company determined that this lease qualifies as a capital lease and accordingly recorded a capital lease obligation equal to the present value of the minimum lease payments, or approximately $5.2 million.   The lease term is five years with a lease expiration date of July 2015.  At September 30, 2010, $5.2 million of property, plant and equipment and approximately $258,000 of accumulated depreciation are recorded related to the capital lease on the accompanying consolidated balance sheet.  At September 30, 2010, approximately $1.1 million and $3.8 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, on the accompanying consolidated balance sheet.  At September 30, 2010, approximately $1.7 million in security deposits refundable at lease expiration are included in other assets on the accompanying consolidated balance sheet.

In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate and three leases related to extrusion equipment that the Company determined all qualify as capital leases.  The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million.  The leases expire over various periods with the real estate lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively.  At September 30, 2010, approximately $4.3 million of property, plant and equipment and approximately $40,000 of accumulated depreciation related to the real estate and approximately $5.1 million of property, plant and equipment and approximately $127,000 of accumulated depreciation related to the extrusion equipment are recorded on the accompanying consolidated balance sheet.  At September 30, 2010, approximately $76,000 and $4.4 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, related to the assumed real estate lease.  At September 30, 2010, the assumed equipment leases were in default, due to restrictions on assignment of these leases, and the Company is negotiating the assignment or modification of the leases through alternative financing, or if financing is deemed unacceptable to the Company, outright purchase of the equipment under the leases.  Accordingly, the Company has classified the capital lease obligation related to the equipment leases of $4.7 million as of September 30, 2010 as current liabilities on the accompanying consolidated balance sheet.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended September 30, 2010, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following:

•         intense competition in the flexible packaging markets may adversely affect our operating results;

•         the profitability of our business depends on the price and availability of polyethylene resin, paper, and polyethylene terephthalate film (PET), three of our principal raw materials, and our ability to pass on polyethylene resin, paper, and PET film price increases to customers;

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

•         we may not successfully complete the integration of Exopack Meat, Cheese and Specialty (“EMCS”);

•         we may be unable to successfully or timely complete the transition of equipment and business related to the EMCS acquisition to our existing facilities;

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “Form 10-K”) and in our Quarterly Reports on Form 10-Q filed subsequent to the filing of the Form 10-K.  For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included in Item 1A of the Form 10-K and in our Quarterly Reports on Form 10-Q filed subsequent to the filing of the Form 10-K.

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

EMCS Acquisition

On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc.  The acquired business, which we refer to as Exopack Meat, Cheese and Specialty, or EMCS, involves the manufacture and sale of certain packaging products in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.

Issuance of Additional Senior Notes

On September 24, 2010, we completed the private placement of $100.0 million in principal amount of 11.25% Senior Notes due 2014 (the “Additional Notes”).  We used the proceeds from the offering of the Additional Notes and cash on hand to repay a $100.0 million term loan we incurred to fund the purchase price of the EMCS acquisition and to pay certain transaction and integration costs related thereto.  The Additional Notes are guaranteed on a senior basis by certain of our existing and future domestic restricted subsidiaries, and are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our Senior Credit Facility, to the extent of the value of the assets securing that indebtedness.  The Additional Notes were issued as additional notes under the indenture pursuant to which, on January 31, 2006,  we issued $220.0 million in principal amount of 11.25% Senior Notes due 2014 (the “Existing Notes”), all of which remain outstanding.  The Additional Notes will be treated as a single series with the Existing Notes under the indenture and will have the same terms as the Existing Notes.  On October 20, 2010, we commenced an offer to exchange registered notes for the Additional Notes as required by the terms of a registration rights agreement related to the Additional Notes.

Reportable Segments

Through 2007, we reported in two operating segments; however, as a result of the 2007 acquisitions of Exopack Advanced Coatings (“EAC”) and Exopack Performance Films (“EPF”) being integrated during 2008, we began reporting in three segments effective October 1, 2008.  Effective July 1, 2009, we implemented an internal organizational change to move from a concentration on product lines to a concentration on markets.  As a result of this change, we reassessed our segment reporting in the third quarter of 2009 and determined that our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging.  The food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films.  The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging.  The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss.  The EMCS acquisition is included in the food and specialty packaging segment for the three and nine months ended September 30, 2010.

Severance Expenses

During the three and nine months ended September 30, 2010 and 2009, we terminated certain employees and eliminated their positions.  In connection with these terminations, we recorded termination costs of approximately $292,000 and $141,000 for the three months ended September 30, 2010 and 2009, respectively, and approximately $2.5 million and $813,000 for the nine months ended September 30, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations included elsewhere in this report.  Of approximately $2.0 million in severance accrued at December 31, 2009 and approximately $2.5 million in costs incurred during the nine months ended September 30, 2010, we paid approximately $3.7 million through September 30, 2010.  Approximately $830,000 of costs remained accrued for employee termination benefits in the consolidated balance sheet as of September 30, 2010 included elsewhere in this report.

Exit and Disposal Activities

During the year ended December 31, 2008, we consolidated the operations of one of our Canadian food and specialty packaging facilities from two buildings to one building. In conjunction with the consolidation and subsequent sublease of the building to a third party, we recorded a discounted lease obligation of approximately $567,000 during the year ended December 31, 2008.  There were no exit costs incurred related to this facility during the three and nine months ended September 30, 2010 or 2009.  We remain obligated to make payments under a facility lease through August 2015 and, in April 2009, we began receiving sublease income to help mitigate the cost of the remaining lease obligation.  The remaining lease obligation related to this facility of approximately $436,000 is reflected in the accompanying consolidated balance sheet as of September 30, 2010 included elsewhere in this report.

During the year ended December 31, 2007, we ceased using a significant portion of one of our leased Canadian food and specialty packaging facilities and recorded a charge to pre-tax earnings of approximately $699,000 for the pro-rata portion of the remaining lease payments to be made through the lease term ending December 2009 for the unused area of the facility.  We did not renew the lease on this facility upon its expiration in December of 2009 and there was no remaining lease obligation related to this facility as of December 31, 2009.  During the three and nine months ended September 30, 2009, we recorded $453,000 in closure costs, including $320,000 in severance costs, related to the closure of this facility.  There were no exit costs incurred related to this facility during the three and nine months ended September 30, 2010.  The remaining severance liability related to this closed facility of approximately $17,000 is reflected in the consolidated balance sheet as of September 30, 2010 included elsewhere in this report.

In August 2006, we ceased production at the pouch production facility of one of our food and specialty packaging operations and transferred pouch production and certain assets of this facility to other facilities.  We remained obligated to make payments under a facility lease through June 2010 and executed a sublease in August of 2008 to sublet the facility to help mitigate the cost of the remaining lease obligation.  There were no exit costs related to this facility incurred during the three and nine months ended September 30, 2010 or 2009.  There was no remaining lease obligation related to this facility as of September 30, 2010.

Results of Operations

The following presents an overview of our results of operations for the three months ended September 30, 2010 compared with the three months ended September 30, 2009.

	Three Months Ended
	September 30, 2010		September 30, 2009
	$	% of Net Sales	$	% of Net Sales

Statements of Operations Data:	(dollar amounts in thousands)

Net sales	$ 216,689	100.0%	$ 164,923	100.0%
Cost of sales	187,380	86.5%	146,990	89.1%
Selling, general and adminstrative expenses	19,293	8.9%	12,413	7.5%
Interest expense	10,922	5.0%	7,201	4.4%
Other (income) expense, net	(96)	0.0%	211	0.1%
Loss before income taxes	(810)	-0.4%	(1,892)	-1.1%
(Benefit from) provision for income taxes	(293)	-0.2%	435	0.3%
Net loss	$ (517)	-0.2%	$ (2,327)	-1.4%

Net Sales.  Net sales for the three months ended September 30, 2010 increased by approximately $51.8 million, or 31.4%, compared with the same period in 2009.  This increase is primarily attributable to additional net sales related to EMCS of approximately $34.1 million. Excluding EMCS, net sales increased $17.7 million, or 11%, due to an increase in volume of approximately 4% and an increase in the average selling price of approximately 7%. The increase in sales volume was driven by increases across all segments, with the exception of the performance packaging segment, and average selling prices increased across all segments.

Cost of Sales. Cost of sales for the three months ended September 30, 2010 increased by approximately $40.4 million, or 27.5%, compared with the same period in 2009.  This increase is primarily attributable to cost of sales related to the increase in net sales associated with the EMCS acquisition of approximately $29.4 million.  Excluding the effects of EMCS, cost of sales as a percentage of net sales decreased to 86.5% of net sales, or $158.0 million for the three months ended September 30, 2010 from 89.1% of net sales, or $147.0 million for the three months ended September 30, 2009.  This decrease in cost of sales as a percentage of net sales was primarily attributable to improved operational efficiencies, such as higher productivity and lower waste, as well as improved material margins in our food and specialty packaging and performance packaging segments, partially offset by increased depreciation expense, primarily related to accelerated depreciation on certain property, plant and equipment replaced in the third quarter of 2010.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses for the three months ended September 30, 2010 increased by approximately $6.9 million, or 55.4%, compared with the same period in 2009.  Excluding the increase in SG&A related to EMCS of approximately $2.1 million, SG&A increased by approximately $4.8 million or 38.6%. The significant components of the total increase in SG&A expenses, excluding SG&A attributable to EMCS, were  $3.1 million of acquisition costs related to EMCS, an increase in startup and transition costs of $781,000, primarily related to the integration of EMCS, an increase of $705,000 in professional fees, primarily related to process improvement consulting, an increase of $435,000 in bad debt expense, an increase of $256,000 in management fees, and other lesser increases totaling $454,000.   These increased expenses were partially offset by a decrease of $453,000 in expenses related to the closure of one of our Canadian facilities and other lesser decreases totaling $562,000.

Interest Expense. Interest expense for the three months ended September 30, 2010 increased by approximately $3.7 million, or 51.7%, compared with the same period in 2009 primarily due to interest expense associated with the new debt incurred during the quarter, amortization of deferred loan costs associated with the new debt and interest related to capital lease obligations.

Other (Income) expense, net.  Other income for the three months ended September 30, 2010 increased by approximately $307,000, compared to the same period in 2009. Excluding EMCS, other income increased by approximately $227,000.   This increase was comprised primarily of net foreign exchange gains related to our Canadian and United Kingdom operations.

Income Tax Expense.  We recorded income tax benefit of $293,000 for the three months ended September 30, 2010, on a loss before income taxes of approximately $810,000. The income tax expense of $435,000 recorded for the same period in 2009 was based on a loss before income taxes of $1.9 million.  The effective income tax rates for the three month periods ended September 30, 2010 and 2009 reflected certain foreign losses which we do not believe will result in a tax benefit.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

Reportable Segments.  Our pet food and specialty packaging segment had net sales of $59.9 million and $54.6 million, and operating income of $6.8 million and $5.9 million, for the three months ended September 30, 2010 and 2009, respectively.  The increase in net sales was primarily due to a 5.0% increase in  volume and a 4.5% increase in average selling price.  The increase in operating income of $928,000, or 15.9%, was largely due to the increase in net sales and favorable margins, partially offset by an increase in selling, general and administrative expenses and increased depreciation expense.

Our food and specialty packaging segment had net sales of $93.7 million and $51.4 million, and operating income of $6.6 million and $713,000, for the three months ended September 30, 2010 and 2009, respectively.  This increase in net sales is primarily attributable to net sales related to EMCS of approximately $34.1 million.  Excluding EMCS, net sales increased $8.2 million, or 15.9%, due to an increase in volume of 6.1% and an increase in the average selling price of approximately 9.8%.  The increase in operating income of approximately $3.4 million, excluding operating income of $2.5 million related to EMCS, was due to the increase in net sales, favorable material margins and favorable selling, general and administrative expenses, partially offset by increased depreciation expense, primarily related to accelerated depreciation on certain property, plant and equipment replaced in the third quarter of 2010.

Our performance packaging segment had net sales of $42.2 million and $40.0 million, and operating income of $3.3 million and $2.2 million, for the three months ended September 30, 2010 and 2009, respectively. The increase in net sales from 2009 was primarily due to an increase in the average selling price of 6.0%, partially offset by a 1.0% decrease in sales volume.  The increase in operating income of $1.1 million, or 51.4%, was primarily attributable to the increase in net sales and favorable material margins, partially offset by an increase in selling, general and administrative expenses.

Our coated products segment had net sales of $20.9 million and $18.9 million, and operating income of $3.7 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively.  The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical and optical markets, partially offset by the impact of unfavorable exchange rates.  The increase in operating income of $1.7 million, or 83.4%, was primarily the result of increased sales, favorable sales mix, improved operational efficiencies, such as higher productivity and lower waste and favorable selling, general and administrative expenses.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $5.2 million for the three months ended September 30, 2010 as compared with the same period in 2009.  The increase in corporate operating loss was largely attributable to increased startup and transition fees, primarily related to the EMCS acquisition, increased professional fees, primarily related to process improvement consulting, increased bad debt expense and increased management fees.

The following presents an overview of our results of operations for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

	Nine Months Ended
	September 30, 2010		September 30, 2009
	$	% of Net Sales	$	% of Net Sales

Statements of Operations Data:	(dollar amounts in thousands)

Net sales	$ 569,207	100.0%	$ 507,106	100.0%
Cost of sales	498,783	87.6%	447,613	88.3%
Selling, general and adminstrative expenses	48,913	8.6%	38,259	7.6%
Interest expense	25,053	4.4%	21,515	4.2%
Other income, net	(897)	-0.1%	(442)	-0.1%
(Loss) income before income taxes	(2,645)	-0.5%	161	0.0%
Provision for income taxes	749	0.1%	1,605	0.3%
Net loss	$ (3,394)	-0.6%	$ (1,444)	-0.3%

Net Sales.  Net sales for the nine months ended September 30, 2010 increased by approximately $62.1 million, or 12.2%, compared with the same period in 2009.  This increase is primarily attributable to additional net sales related to EMCS of approximately $34.1 million.  Excluding EMCS, net sales increased $28.0 million, or 6%, due to an increase in volume of approximately 4% and an increase in the average selling price of approximately 2%.  The increase in average selling price would have been smaller if not for the favorable exchange rate impact of $5.6 million. The increase in sales volume was driven by increases across all segments, with the exception of the pet food and specialty packaging segment.

Cost of Sales. Cost of sales for the nine months ended September 30, 2010 increased by approximately $51.2 million, or 11.4%, compared with the same period in 2009.  This increase is primarily attributable to cost of sales related to the increase in net sales associated with the EMCS acquisition of approximately $29.4 million.  Excluding the effects of EMCS, cost of sales as a percentage of net sales decreased slightly at 87.7% of net sales, or $469.4 million for the nine months ended September 30, 2010, as compared with 88.3% of net sales, or $447.6 million for the nine months ended September 30, 2009.  Cost of sales for the nine months ended September 30, 2010 was favorably impacted by operational efficiencies such as higher productivity and waste and favorable manufacturing overhead costs resulting from reduced incentive compensation and headcount reductions, partially offset by certain operational and business changes made within our pet food and specialty packaging segment and increased depreciation expense related to accelerated depreciation on certain property, plant and equipment to be replaced in the third quarter of 2010.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expenses for the nine months ended September 30, 2010 increased by approximately $10.7 million, or 27.8%, compared with the same period in 2009.  Excluding the increase in SG&A related to EMCS of approximately $2.1 million, SG&A increased by approximately $8.6 million or 22.4%.   The significant components of the total increase in SG&A expenses, excluding SG&A attributable to EMCS, were $4.5 million of acquisition costs related to EMCS, an increase in startup and transition costs of $1.0 million, primarily related to the integration of EMCS, an increase of $2.0 million in professional services, primarily related to process improvement consulting, an increase of $1.7 million in severance costs, an increase of $497,000 in loss on the sale of property, plant and equipment, an increase of $273,000 in management fees, an increase of $252,000 in bad debt expense, and other lesser increases totaling $910,000.   These increased expenses were partially offset by a decrease in salaries and benefits of $1.3 million, primarily due to a decrease in incentive compensation under our management incentive plan, a decrease of $453,000 in expenses related to the closure of one of our Canadian facilities, and other lesser decreases totaling $900,000.

Interest Expense. Interest expense for the nine months ended September 30, 2010 increased by approximately $3.5 million, or approximately 16.4%, compared with the same period in 2009 primarily due to interest expense associated with the new debt incurred during the third quarter of 2010, amortization of deferred loan costs associated with the new debt and interest related to capital lease obligations.

Other Income, net.  Other income for the nine months ended September 30, 2010 increased by approximately $455,000, or approximately 102.9%, compared to the same period in 2009. Excluding other income related to EMCS, other income increased by approximately $375,000.   Other income for the nine months ended September 30, 2010, excluding EMCS, was comprised primarily of insurance proceeds received of $1.0 million related to a third quarter 2009 press fire at one of our food and specialty packaging facilities, partially offset by net foreign exchange losses related to our Canadian and United Kingdom operations.  Other income for the nine months ended September 30, 2009 is comprised primarily of net foreign exchange gains related to our Canadian and United Kingdom operations.

Income Tax Expense.  We recorded income tax expense of $749,000 for the nine months ended September 30, 2010, on a loss before income taxes of approximately $2.6 million. The income tax expense of $1.6 million recorded for the same period in 2009 was based on income before income taxes of $161,000. The effective income tax rates for the nine months ended September 30, 2010 and 2009 reflected certain foreign losses which we do not believe will result in a tax benefit.  The jurisdictions in which earnings or deductions are realized may differ from our current estimates.

Reportable Segments.  Our pet food and specialty packaging segment had net sales of $172.3 million and $176.1 million, and operating income of $18.1 million and $19.8 million, for the nine months ended September 30, 2010 and 2009, respectively.  The decrease in net sales was primarily due to a 3.8% decrease in sales volume, primarily attributable to unfavorable sewn bag volume, a product line which we exited, as well as pet food bag volume, partially offset by increased sales of charcoal and other specialty packaging.  The decrease in operating income of $1.7 million, or 8.4%, was largely due to the decrease in sales, increased selling, general and administrative expenses, increased costs related to certain operational and business changes and increased losses on sales and disposition of property, plant and equipment, partially offset by favorable manufacturing overhead resulting from headcount reductions and favorable incentive compensation.

Our food and specialty packaging segment had net sales of $209.1 million and $160.7 million, and operating income of $10.6 million and $6.4 million, for the nine months ended September 30, 2010 and 2009, respectively.  This increase in net sales is primarily attributable to net sales related to EMCS of approximately $34.1 million.  Excluding EMCS, net sales increased $14.3 million, or 9%, primarily due to an increase in volume of approximately 6% and favorable foreign exchange of $5.9 million. The increase in operating income of approximately $1.7 million, excluding operating income of $2.5 million related to EMCS, was due to the increased sales and favorable selling, general and administrative expenses, partially offset by an increase in depreciation expense, primarily related to accelerated depreciation on certain property, plant and equipment replaced in the third quarter of 2010.

Our performance packaging segment had net sales of $130.0 million and $122.6 million, and operating income of $9.9 million and $7.3 million, for the nine months ended September 30, 2010 and 2009, respectively.  The increase in net sales was primarily due to increased sales volume of 4.7%, largely due to favorable conditions in the building materials and construction industry, as well as an increase in the average selling price of 1.8%. The increase in operating income of $2.6 million, or 35.2%, was primarily attributable to the increase in net sales and favorable manufacturing overhead resulting from headcount reductions, partially offset by an increase in loss on sales and disposition of property, plant and equipment.

Our coated products segment had net sales of $57.8 million and $47.7 million, and operating income of $8.5 million and $3.7 million for the nine months ended September 30, 2010 and 2009, respectively.  The increase in net sales was primarily a result of increased volume across several markets, particularly in the electronics, medical, conductives, and commercial printing markets.  The increase in operating income of $4.8 million, or 129.2%, was primarily the result of increased sales, favorable sales mix, and to a lesser extent favorable selling, general and administrative expenses.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $9.6 million for the nine months ended September 30, 2010 as compared with the same period in 2009.  The increase in corporate operating loss is attributable to increased startup and transition costs, primarily related to the EMCS acquisition and an increase in professional services, primarily related to process improvement consulting, and increased severance costs, partially offset by reduced incentive compensation under our management incentive plan.  In addition, certain corporate costs were no longer allocated to a segment during 2010 due to the realignment of certain personnel.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Cash flows provided by operating activities for the nine months ended September 30, 2010 of $7.4 million consisted primarily of cash provided by earnings, which were partially offset by net unfavorable changes in working capital.  Cash provided by earnings was $19.4 million (net loss of $3.4 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $22.8 million plus other non-cash items that net to approximately $32,000, including stock compensation expense, deferred income tax provision, recovery of bad debts and loss on sales and disposition of property, plant and equipment).  The net unfavorable working capital changes resulted from increases in inventories, trade accounts receivable and prepaid expenses, other receivables and other assets, partially offset by increases in accounts payable and accrued liabilities derived from existing operations and the purchased EMCS working capital.  Inventories increased $4.9 million due largely to increased raw material costs and increased sales volume, trade accounts receivable increased $13.8 million due to increased sales volume, prepaid expenses, other receivables and other assets increased $423,000 due to deposits made in conjunction with a sale/leaseback transaction in the third quarter of 2010 partially offset by the collection of foreign goods and services tax receivables, accounts payable and accrued liabilities increased $6.9 million due primarily to an increase in accounts payable resulting from rising raw material costs and professional fees related to the EMCS acquisition.

Cash flows used in investing activities for the nine months ended September 30, 2010 and 2009 were $93.7 million and $14.3 million, respectively, primarily comprised of the purchase price associated with the EMCS acquisition and capital expenditures for property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment for the nine months ended September 30, 2010 and of costs associated with capital expenditures for property, plant and equipment, partially offset by proceeds from sales of property, plant and equipment for the nine months ended September 30, 2009.

Cash flows provided by financing activities for the nine months ended September 30, 2010 were $87.2 million, primarily comprised of $100.0 million related to the Additional Notes issued to repay borrowings incurred to fund the EMCS acquisition, partially offset by net repayments made under our Senior Credit Facility as well as deferred loan costs paid during the period of $12.3 million related to third quarter 2010 financing activity. Cash flows provided by financing activities for the nine months ended September 30, 2009 were $2.3 million, which was primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on Existing Notes, operations and capital expenditures.

The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries provided approximately $56,000 in cash for the nine months ended September 30, 2010 and used approximately $293,000 in cash for the nine months ended September 30, 2009.

Financing Arrangements as of September 30, 2010

Information about our financing arrangements as of September 30, 2010, including the Existing Notes, our Senior Credit Facility, and our term loan, is included in Note 5 of the consolidated financial statements included elsewhere in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

As of September 30, 2010, $220.0 million of the Existing Notes remained outstanding.  As described above, we issued the Additional Notes on September 24, 2010, and $100.0 million of the Additional Notes were outstanding as of September 30, 2010.  Upon completion of the exchange offer relating to the Additional Notes, the Additional Notes and the Existing Notes will be considered one series, consisting of $320.0 million aggregate principal amount of 11.25% senior notes due 2014.  Together, we refer to the Existing Notes and the Additional Notes as the “Notes”.  Interest on the Notes will be payable semi-annually in arrears on February 1 and August 1.

For the nine months ended September 30, 2010, we incurred approximately $19.7 million in interest expense related to the Existing Notes, including amortization of related deferred financing costs and fees.  For the nine months ended September 30, 2010, we incurred approximately $79,000 in interest expense related to the Additional Notes, including amortization and deferred financing costs and fees.

As of September 30, 2010, approximately $68.6 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 3.4% per annum.  Approximately $52.4 million remained available for borrowings under the Senior Credit Facility at September 30, 2010. For the nine months ended September 30, 2010, we incurred approximately $1.7 million in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. The subordinated term loan had a principal balance of approximately $45,000 at September 30, 2010.

See Note 5 to our consolidated financial statements included elsewhere in this quarterly report for further information regarding financing arrangements entered into during the three and nine months ended September 30, 2010.

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

We expect to incur a total of approximately $29.8 million in interest expense related to the Notes in 2010, including amortization of related deferred financing costs and fees.  We incurred approximately $3.0 million in interest expense related to the term loan we incurred to fund the EMCS acquisition, including amortization of related deferred financing costs and fees.  We repaid the term loan on September 24, 2010.  In addition, we currently anticipate that our capital expenditures for 2010 will be approximately $25.2 million.  To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds, cash on hand, and funds available under our Senior Credit Facility. Approximately $68.6 million of borrowings were outstanding and approximately $52.4 million was available for borrowings under our Senior Credit Facility as of September 30, 2010.  Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

The indenture governing the Notes and our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. Our obligations under the Notes mature on February 1, 2014, and our obligations under the Senior Credit Facility mature at the earliest of (a) July 2, 2014 and (b) ninety days prior to the stated maturity of the Notes. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.

One of our potential growth strategies is growth through acquisitions, which may require additional funding.  In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Our ability to pay dividends is subject to the terms of the indenture governing the Notes and our Senior Credit Facility and the discretion of our Board of Directors.  We currently have no plans to pay dividends.

Off-Balance Sheet Arrangements

During 2009 we entered into a joint venture agreement with a third party.  We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the we are not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by the joint venture partner  in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the nine months ended September 30, 2010 the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $811,000 at September 30, 2010, of which approximately $425,000 was invested during the nine months ended September 30, 2010.  We recognized approximately $14,000 as our share of the loss of the joint venture during the three and nine months ended September 30, 2010.   We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at September 30, 2010:

	Payments Due by Period

Contractual Obligations	Total	2010	2011-2012	2013-2014	Beyond 2014

	(dollar amounts in thousands)
Long-term Debt obligations:
Senior Notes due 2014	$ 320,000	$ -	$ -	$ 320,000	$ -
Senior Revolving Credit Facility(1)	68,561	68,561	-	-	-
Capital lease obligations(2)	13,974	4,971	2,072	2,253	4,678
Subordinated Term Loan	45	12	33	-	-
Total debt obligations	402,580	73,544	2,105	322,253	4,678
Pension funding obligations(3)	12,795	307	5,992	4,696	1,800
Operating lease obligations	44,774	2,580	18,168	12,989	11,037
Interest payments(4)	126,000	-	72,000	54,000	-
Total contractual obligations	$ 586,149	$ 76,431	$ 98,265	$ 393,938	$ 17,515

 (1)       Under the terms of a lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability.  As a result, the entire amount is presented as a payment due in 2010, even though the Senior Credit Facility does not mature until the earliest of (a) July 2, 2014 and (b) ninety days prior to the stated maturity of the Notes.

 (2)       The assumed equipment leases totaling $4.7 million at September 30, 2010 are in default, due to restrictions on assignment of these leases, and are classified as a current liability at September 30, 2010.  We are in the process of negotiating the assignment or modification of the leases through alternative financing, or if financing is deemed unacceptable to us, outright purchase of the equipment under the leases.

 (3)       Represents currently estimated amounts.

 (4)           Includes interest payments on outstanding fixed-rate, long term debt obligations.

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

Interest Rates.  We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility.  Borrowings under the U.S. portion of our Senior Credit Facility accrue interest at a variable annual rate equal to the US Index Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to LIBOR plus 3.0% (as determined in accordance with the loan agreement related to our Senior Credit Facility).  Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable annual rate equal to the Canadian Index Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to the BA Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 3.0%.

Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility.  Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss.   We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings.   As of September 30, 2010, $68.6 million was outstanding under the Senior Credit Facility and accruing interest at a weighted average rate of approximately 3.4% per annum.  Based on the amount of borrowings outstanding under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates at September 30, 2010 would increase our annual interest expense by approximately $686,000.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Based on management’s evaluation as of the end of the period covered by this quarterly report, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting  that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

We acquired EMCS in July of 2010.  Since this business was previously operated separately by Bemis Company, Inc. (“Bemis”), there are a number of risks related to this acquisition, including, but not limited to:

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

     We issued $100.0 million of additional 11.25% senior notes due 2014 to repay certain borrowings we incurred to finance the EMCS acquisition.  Our increased debt obligations could have important consequences to our business.  For example:

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

We may be unable to successfully or timely complete the transition of equipment and business related to the EMCS acquisition to our existing facilities.

     We acquired certain manufacturing equipment located at a Bemis manufacturing facility and Bemis will toll manufacture certain products for up to one year from the acquisition date of July 13, 2010.  The successful and timely transition of this equipment and business to our existing facilities will depend on difficulties encountered in the transition and unanticipated expenses and delays that may occur.  We may not be able to maintain the levels of revenues, earnings or operational efficiency achieved through the toll arrangement.

ITEM 5.        OTHER INFORMATION

On September 24, 2010, we completed the private placement of the Additional Notes.  We used the proceeds from the offering of the Additional Notes and cash on hand to repay a $100.0 million term loan we incurred to fund the purchase price of the EMCS acquisition and to pay certain transaction and integration costs related thereto.  The Additional Notes are guaranteed on a senior basis by certain of our existing and future domestic restricted subsidiaries, and are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our Senior Credit Facility, to the extent of the value of the assets securing that indebtedness.  The Additional Notes were issued as additional notes under the indenture pursuant to which, on January 31, 2006,  we issued $220.0 million in principal amount of 11.25% Senior Notes due 2014 (the “Existing Notes”), all of which remain outstanding.  The Additional Notes will be treated as a single series with the Existing Notes under the indenture and will have the same terms as the Existing Notes.  On October 20, 2010, we commenced an offer to exchange registered notes for the Additional Notes as required by the terms of a registration rights agreement related to the Additional Notes.

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
Tom Vale
President and Chief Financial Officer

Date:  November 15, 2010

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amended and Restated Credit Agreement, dated as of January 31, 2006, as Amended and Restated as of October 31, 2007, as further Amended and Restated as of July 2, 2010, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack Newmarket, Ltd. as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender, and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender, and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2010)

10.2

First Amendment to Second Amended and Restated Credit Agreement, dated as of July 8, 2010, by and among Exopack Holding Corp., Exopack, LLC, Cello-Foil Products, Inc., Exopack-Newmarket, Ltd., and Exopack Performance Films, Inc., as Borrowers, the other persons signatory thereto as Credit Parties, the Lenders signatory thereto, General Electric Capital Corporation and GE Canada Finance Holding Company.

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