Form 10-Q
period 2011-03-31
EXOPACK HOLDING CORP
filed 2011-05-12
CIK 1186362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

*	The registrant is a voluntary filer of reports required to be filed by certain companies under Sections 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required to be filed by the registrant during the preceding 12 months had it been subject to such filing requirements.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 12, 2011, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of dollars, except for share and per share data)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash	$1,310	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,524 and $1,550 for 2011 and 2010, respectively)	99,159	94,951
Other receivables	2,947	3,463
Inventories	110,897	103,728
Deferred income taxes	3,866	3,703
Prepaid expenses and other current assets	3,606	3,240

Total current assets	221,785	211,593
Property, plant, and equipment, net	216,946	214,293
Deferred financing costs, net	13,773	14,998
Intangible assets, net	92,042	92,984
Goodwill	69,667	69,642
Other assets	6,206	6,298

Total assets	$620,419	$609,808

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$77,854	$58,815
Accounts payable	85,482	83,607
Accrued liabilities	34,857	46,868
Income taxes payable	987	972

Total current liabilities	199,180	190,262

Long-term liabilities
Long-term debt, less current portion	320,000	320,000
Capital lease obligations, less current portion	10,053	10,501
Deferred income taxes	33,279	32,878
Other liabilities	16,028	16,172

Total long-term liabilities	379,360	379,551

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Additional paid-in capital	73,614	73,521
Accumulated other comprehensive loss, net	(6,153)	(7,095)
Accumulated deficit	(25,582)	(26,431)

Total stockholder’s equity	41,879	39,995

Total liabilities and stockholder’s equity	$620,419	$609,808

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands of dollars)

	Three Months Ended
	March 31, 2011	March 31, 2010
Net sales	$224,481	$172,888
Cost of sales	194,456	151,986

Gross margin	30,025	20,902
Selling, general and administrative expenses	17,172	14,165

Operating income	12,853	6,737

Other expenses
Interest expense	11,334	7,018
Other expense, net	85	49

Net other expenses	11,419	7,067

Income (loss) before income taxes	1,434	(330)
Provision for income taxes	585	523

Net income (loss)	$849	$(853)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (unaudited)

(in thousands of dollars, except share data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2010	1	$—	$73,521	$(7,095)	$(26,431)	$39,995
Stock compensation expense	—	—	93	—	—	93
Net income	—	—	—		849	849
Translation adjustment	—	—	—	942	—	942

Balances at March 31, 2011	1	$—	$73,614	$(6,153)	$(25,582)	$41,879

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands of dollars)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Cash flows from operating activities
Net income (loss)	$849	$(853)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	11,185	6,817
Deferred income tax provision	196	206
Stock compensation expense	93	123
Loss on sale and disposition of property, plant and equipment	68	256
Changes in operating assets and liabilities:
Receivables	(3,766)	(3,343)
Inventories	(6,765)	(4,614)
Prepaid expenses and other assets	206	1,118
Accounts payable and accrued and other liabilities	(11,439)	405
Income tax receivable/payable	(21)	(33)

Net cash (used in) provided by operating activities	(9,394)	82

Cash flows from investing activities
Investment in joint venture	—	(425)
Purchases of property, plant and equipment, including capitalized software	(10,415)	(6,533)
Proceeds from sales of property, plant and equipment	185	289

Net cash used in investing activities	(10,230)	(6,669)

Cash flows from financing activities
Repayment of subordinated term loan	(12)	(12)
Repayment of capital lease obligations	(498)	—
Borrowings under revolving credit facility	339,172	208,956
Repayments of revolving credit facility	(320,247)	(202,180)

Net cash provided by financing activities	18,415	6,764
Effect of exchange rate changes on cash	11	(6)

(Decrease) increase in cash	(1,198)	171
Cash
Beginning of period	2,508	633

End of period	$1,310	$804

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

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

The Company operates 19 manufacturing facilities located throughout the United States, United Kingdom, and Canada and operates one distribution warehouse in China. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities. The Company operates six facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities. The Company operates two manufacturing facilities and one distribution warehouse in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China.

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

Exopack Meat, Cheese and Specialty Acquisition

On July 13, 2010, the Company completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture and sale of certain packaging products in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat. EMCS is included within the Company’s consumer food and specialty packaging segment (see Note 12). The acquisition of EMCS provided the Company the unique opportunity to gain a position in the meat and cheese packaging sector and expand the Company’s product offerings in the consumer food and specialty packaging segment. The purchase price paid by the Company was approximately $82.1 million. The Company expensed approximately $4.6 million of acquisition costs related to the EMCS acquisition during the year ended December 31, 2010.

The Company funded the purchase price with proceeds from a term loan that was repaid on September 24, 2010 using proceeds from the issuance of additional 11.25% senior notes due 2014 (see Note 5).

Third party net sales and operating income related to EMCS were approximately $37.4 million and $1.7 million for the three months ended March 31, 2011.

The net acquisition cost of $82.1 million has been accounted for under the provisions of the Financial Accounting Standards Board (“FASB”) guidance related to the purchase method of accounting and includes the following allocations:

EMCS
(in thousands of dollars)	Acquisition
Assets acquired:
Trade accounts receivable	$10,927
Other receivables	220
Inventories	12,909
Other current assets	122
Property, plant and equipment	43,894
Intangible assets	30,550
Goodwill	5,226

Total assets acquired	103,848

Liabilities assumed:
Accounts payable	(8,141)
Accrued liabilities	(4,359)
Capital lease obligations	(9,224)

Total liabilities assumed	(21,724)

Purchase price paid	$82,124

Proforma net sales and operating income have been calculated as though the EMCS acquisition date was January 1, 2010. Pro forma net sales were approximately $210.1 million for the three months ended March 31, 2010. Pro forma net income was approximately $324,000 for the three months ended March 31, 2010.

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

The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Variable Interest Entity

During 2009, the Company entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $670,000 at March 31, 2011. The Company recognized approximately $76,000 as its share of the loss of the joint venture’s operations and received loan payments of approximately $22,000 during the three months ended March 31, 2011. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2.	Recent Accounting Pronouncements

No significant new accounting guidance became effective for the Company for the three months ended March 31, 2011. As of March 31, 2011, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company’s consolidated financial statements when adopted.

3.	Inventories

The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	March 31, 2011	December 31, 2010
Inventories
Raw materials and supplies	$43,333	$42,812
Work in progress	13,288	12,275
Finished goods	54,276	48,641

Total inventories	$110,897	$103,728

4.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $69.7 million at March 31, 2011 and $69.6 million at December 31, 2010. The increase in goodwill at March 31, 2011 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period.

At March 31, 2011, approximately $26.2 million, $19.2 million, $21.6 million and $2.7 million of goodwill was assigned to the pet food and specialty packaging segment, the consumer food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units. Goodwill, with the exception of approximately $3.3 million and $1.9 million assigned to the Company’s consumer food and specialty packaging and coated products segments, respectively, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2011	December 31, 2010
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,296	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and tradenames (amortized over 20 years)	2,627	2,618

	53,086	53,057
Accumulated amortization	(12,044)	(11,073)

Net definite-lived intangible assets	41,042	41,984
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000

Net intangible assets	$92,042	$92,984

The increase in gross intangible assets during the three months ended March 31, 2011 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2011 and 2010 was approximately $964,000 and $477,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $2.8 million for the remainder of 2011, approximately $3.8 million for each of the years 2012 through 2014 and approximately $3.5 million for 2015.

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

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Notes, which guarantees are fully secured by the assets of such guarantors. See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X. The Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. In connection with the acquisition of EMCS, the Company assumed indebtedness relating to acquired assets, including certain capital lease obligations in the amount of $9.2 million. Subsequent to the EMCS acquisition and prior to December 31, 2010, the Company re-negotiated the capital lease obligations related to manufacturing equipment assumed as part of the acquisition. As part of the re-negotiation, the Company cancelled one of the capital leases and purchased the asset. As a result, indebtedness relating to acquired assets, including certain capital lease obligations, was $7.6 million and $7.8 million at March 31, 2011 and December 31, 2010, respectively.

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

The Company paid $11.6 million in deferred financing fees related to the Credit Agreement and the contemplated Additional Notes during the year ended December 31, 2010. These deferred financing fees were transferred to the Additional Notes and will be amortized over the term of the Additional Notes described above. The Term Loan and related accrued interest was repaid on September 24, 2010 using proceeds received from the Company’s issuance of the Additional Notes.

Senior Credit Facility

On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations. On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million (the “Senior Credit Facility”). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures at the earliest of (a) July 2, 2014 or (b) ninety (90) days prior to the stated maturity of the Notes. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010. At March 31, 2011, approximately $76.0 million was outstanding and approximately $44.8 million was available for additional borrowings under the Senior Credit Facility.

Under the Senior Credit Facility, in general, interest subsequent to July 2, 2010 accrues on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 2.0%, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 3.0%. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 2.0%, or at the Company’s election, at an annual rate equal to the BA Rate (as defined in the loan agreement related to the Company’s Senior Credit Facility) plus 3.0%. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2011 was approximately 3.5%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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

The Senior Credit Facility places certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, incur liens, pay dividends, make investments, consummate certain asset sales, enter into certain transactions with affiliates, merge or consolidate with any other person or sell or otherwise dispose of the assets of the Company and its subsidiaries. At March 31, 2011, the Company was in compliance with these restrictions.

The Company incurred approximately $1.3 million in deferred financing costs related to the amendment of the Senior Credit Facility during the year ended December 31, 2010, which will be amortized over the term of the Senior Credit Facility.

At March 31, 2011, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.

Subordinated Term Loan

On August 3, 2006, the Company entered into a subordinated term loan agreement with respect to a loan in the amount of approximately $238,000 and requiring monthly payments of principal and interest of approximately $4,000 for a five-year period. The Company has determined interest on the loan using the lender’s annual implicit rate of 2.0%. The loan is collateralized by certain machinery and equipment of the Company. At March 31, 2011, approximately $21,000 is outstanding under this agreement.

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

The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2011 and 2010. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG did not issue any options during the three months ended March 31, 2011 or 2010. The Company recorded stock compensation expense of approximately $93,000 and $123,000 during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $1.3 million. This compensation cost is expected to be recognized over the remaining weighted-average period of 2.3 years.

The following tables summarize information about stock options outstanding at March 31, 2011 (there were no stock options exercisable at March 31, 2011).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	44,000	4.5 years
$130	1,500	5.2 years
$140	5,200	5.8 years
$184	1,550	6.1 years
$163	10,850	6.5 years
$140	5,000	6.9 years
$139	11,000	9.4 years
$198	600	9.4 years

	79,700	6.3 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2010	80,600	$107.19
Granted	—	$—
Forfeited	(900)	$163.00

Options outstanding at March 31, 2011	79,700	$106.56	$14.5 million	6.3 years

There were 20,300 options available for grant at March 31, 2011 under the 2005 Stock Option Plan.

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

In conjunction with the EMCS acquisition, the Company assumed a defined benefit pension plan for certain employees at the Menasha, Wisconsin facility. Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC.

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2011 and 2010:

	Pension Plans		Postretirement benefit plan
	Three Months Ended		Three Months Ended
(in thousands of dollars)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Service cost	$109	$—	$6	$6
Interest cost	797	823	8	8
Expected return on plan assets	(778)	(839)	—	—
Amortization of net actuarial losses (gains)	283	30	(4)	(4)

Net periodic benefit cost	$411	$14	$10	$10

The Company contributed approximately $307,000 and $275,000, to the Retirement Plan during the three months ended March 31, 2011 and 2010, respectively. Contributions of approximately $2.7 million are expected to be made to the Retirement Plan during the remainder of 2011. At March 31, 2011, the fair value of the assets of the Pension Plans was estimated at $48.8 million, up from $47.1 million at December 31, 2010.

Retirement Plan for Employees of Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a defined contribution plan and a savings plan. In the defined contribution plan, contributions are made by the Company only and are based on an age and service formula. The Company contributed approximately $81,000 and $99,000 to the defined contribution plan during the three months ended March 31, 2011 and 2010, respectively. In addition, employees can contribute to the savings plan and receive a match of 50% on the first 4% the employee defers into the plan. Employer contributions to the savings plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan. Accordingly, total expense related to the savings plan was zero for the three months ended March 31, 2011 and $28,000 for the three months ended March 31, 2010.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $536,000 and $383,000 for the three months ended March 31, 2011 and 2010, respectively. This significant increase period over period is primarily related to an increase in the employer matching contribution to 3% from 2% effective January 1, 2011.

Profit Sharing Plan

The Savings Plans for the Companies of Exopack provide for a profit-sharing contribution for certain employees, which is based on a percentage of income before income taxes (as defined by the plan). Profit-sharing expense under these plans for the three months ended March 31, 2011 and 2010 was approximately $49,000 and zero, respectively.

Deferred Compensation Agreements

The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of March 31, 2011 the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $307,000 and $321,000 at March 31, 2011 and December 31, 2010, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three months ended March 31, 2011 and 2010 was insignificant.

Other Benefit Plans

The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $948,000 and $658,000 for the three months ended March 31, 2011 and 2010, respectively, for benefits under the management incentive compensation plan.

8.	Severance Expenses

During the three months ended March 31, 2011 and 2010, the Company terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, the Company also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its consumer food and specialty packaging segment facilities. In connection with these terminations, the Company recorded employee termination costs of approximately $44,000 and $831,000 for the three months ended March 31, 2011 and 2010, respectively. The amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. The Company incurred additional severance costs of approximately $44,000 during the three months ended March 31, 2011. Of these amounts, the Company paid approximately $275,000 through March 31, 2011, and approximately $188,000 remained accrued for employee termination benefits at March 31, 2011. The Company expects that the remaining $188,000 will be paid in 2011.

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

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows for the three months ended March 31, 2011 and 2010:

	Three Months Ended
(in thousands of dollars)	March 31, 2011	March 31, 2010
Net income (loss)	$849	$(853)
Translation adjustment	942	(46)

Comprehensive income (loss)	$1,791	$(899)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the three months ended March 31, 2011:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balance at December 31, 2010	$(315)	$(10,556)	$3,776	$(7,095)
Year-to date net change	942	—	—	942

Balance at March 31, 2011	$627	$(10,556)	$3,776	$(6,153)

11.	Related Party Transactions

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

In addition to this general management fee, in connection with any management services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the agreement. No such expenses were incurred during the three months ended March 31, 2011 or 2010 under this portion of the agreement.

The Company incurred management fees and other related expenses under the management services agreement of approximately $579,000 and $366,000 during the three months ended March 31, 2011 and 2010, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.

The Company incurred approximately $18,000 and $15,000 for certain consulting fees from Sun Capital Management during the three months ended March 31, 2011 and 2010, respectively.

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

The Company’s operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) consumer food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The consumer food and specialty packaging segment produces products used in applications such as fresh meat, natural cheese and dairy foods, beverages, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films, foils, fabrics and other substrates for imaging, electronics, medical and optical technologies.

The EMCS acquisition, which primarily includes meat and cheese packaging products, is included in the consumer food and specialty packaging segment for the three months ended March 31, 2011.

The Company evaluates performance based on profit or loss from operations. During the three months ended March 31, 2011 and 2010, segment data includes a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended
(in thousands of dollars)	March 31, 2011	March 31, 2010
Pet food and specialty packaging	$1,495	$1,619
Consumer food and specialty packaging	2,463	1,315
Performance packaging	1,443	1,268

Total allocations	$5,401	$4,202

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three months ended March 31, 2011 or 2010.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2011 and 2010.

	Three Months Ended
(in thousands of dollars)	March 31, 2011	March 31, 2010
Revenues from external customers:
Pet food and specialty packaging	$61,486	$56,902
Consumer food and specialty packaging	98,561	55,465
Performance packaging	44,492	42,758
Coated products	19,942	17,763

Total	$224,481	$172,888

Intersegment revenues:
Pet food and specialty packaging	$629	$37
Consumer food and specialty packaging	4,733	4,455
Performance packaging	349	133
Coated products	—	—

Total	$5,711	$4,625

Operating income:
Pet food and specialty packaging	$8,302	$6,455
Consumer food and specialty packaging	7,993	2,089
Performance packaging	1,947	3,092
Coated products	3,124	1,856
Corporate	(8,513)	(6,755)

Total	12,853	6,737
Interest expense - Corporate	11,334	7,018
Other expense, net	85	49

Income (loss) before income taxes	$1,434	$(330)

Significant Customers

No customer accounted for more than 10% of the Company’s net sales during the three months ended March 31, 2011 and 2010. One customer, primarily within the Company’s pet food and specialty segment, accounted for 10.0% and 10.9% of the Company’s total accounts receivable at March 31, 2011 and December 31, 2010, respectively.

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

The following consolidating financial statements present the balance sheets as of March 31, 2011 and December 31, 2010, the statements of operations for the three months ended March 31, 2011 and 2010, and the statements of cash flows for the three months ended March 31, 2011 and 2010, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$354	$956	$—	$1,310
Trade accounts receivable (net of allowance for uncollectible accounts of $1,524)	—	84,281	14,878	—	99,159
Other receivables	—	2,062	885	—	2,947
Inventories	—	96,302	14,595	—	110,897
Deferred income taxes	—	3,804	62	—	3,866
Prepaid expenses and other current assets	—	2,269	1,337	—	3,606

Total current assets	—	189,072	32,713	—	221,785
Property, plant, and equipment, net	—	192,348	24,598	—	216,946
Deferred financing costs, net	12,634	1,139	—	—	13,773
Intangible assets, net	—	91,433	609	—	92,042
Goodwill	—	68,943	724	—	69,667
Investment in subsidiaries	135,129	6,069	—	(141,198)	—
Intercompany receivables	35,640	26,620	(1,065)	(61,195)	—
Other assets	—	5,908	298	—	6,206

Total assets	$183,403	$581,532	$57,877	$(202,393)	$620,419

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$70,694	$7,160	$—	$77,854
Accounts payable	—	71,614	13,868	—	85,482
Accrued liabilities	6,000	26,438	2,419	—	34,857
Income taxes payable	—	(62)	1,049	—	987

Total current liabilities	6,000	168,684	24,496	—	199,180

Long-term liabilities
Long-term debt, less current portion	320,000	—	—	—	320,000
Capital lease obligations, less current portion	—	10,053	—	—	10,053
Deferred income taxes	(51,307)	83,327	1,259	—	33,279
Intercompany payables	(133,169)	168,945	25,419	(61,195)	—
Other liabilities	—	15,394	634	—	16,028

Total long-term liabilities	135,524	277,719	27,312	(61,195)	379,360

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
Additional paid-in capital	73,614	73,614	24,262	(97,876)	73,614
Accumulated other comprehensive (loss) income, net	(6,153)	(6,153)	(1,731)	7,884	(6,153)
Accumulated deficit	(25,582)	67,668	(16,462)	(51,206)	(25,582)

Total stockholder’s equity	41,879	135,129	6,069	(141,198)	41,879

Total liabilities and stockholder’s equity	$183,403	$581,532	$57,877	$(202,393)	$620,419

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$48	$2,460	$—	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,550)	—	80,979	13,972	—	94,951
Other receivables	—	2,914	549	—	3,463
Inventories	—	91,727	12,001	—	103,728
Deferred income taxes	—	3,643	60	—	3,703
Prepaid expenses and other current assets	—	2,196	1,044	—	3,240

Total current assets	—	181,507	30,086	—	211,593
Property, plant, and equipment, net	—	191,646	22,647	—	214,293
Deferred financing costs, net	13,760	1,238	—	—	14,998
Intangible assets, net	—	92,383	601	—	92,984
Goodwill	—	68,943	699	—	69,642
Investment in subsidiaries	127,036	5,392	—	(132,428)	—
Intercompany receivables	35,640	24,817	(363)	(60,094)	—
Other assets	—	5,962	336	—	6,298

Total assets	$176,436	$571,888	$54,006	$(192,522)	$609,808

Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$51,624	$7,191	$—	$58,815
Accounts payable	—	71,828	11,779	—	83,607
Accrued liabilities	15,000	29,363	2,505	—	46,868
Income taxes payable	—	16	956	—	972

Total current liabilities	15,000	152,831	22,431	—	190,262

Long-term liabilities
Long-term debt, less current portion	320,000	—	—	—	320,000
Capital lease obligations, less current portion	—	10,501	—	—	10,501
Deferred income taxes	(47,965)	79,616	1,227	—	32,878
Intercompany payables	(150,594)	186,368	24,320	(60,094)	—
Other liabilities	—	15,536	636	—	16,172

Total long-term liabilities	121,441	292,021	26,183	(60,094)	379,551

Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
Additional paid-in capital	73,521	73,521	23,897	(97,418)	73,521
Accumulated other comprehensive (loss) income, net	(7,095)	(7,095)	(1,988)	9,083	(7,095)
Accumulated deficit	(26,431)	60,610	(16,517)	(44,093)	(26,431)

Total stockholder’s equity	39,995	127,036	5,392	(132,428)	39,995

Total liabilities and stockholder’s equity	$176,436	$571,888	$54,006	$(192,522)	$609,808

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated

Net sales	$—	$198,341	$30,604	$(4,464)	$224,481
Cost of sales	—	171,803	27,117	(4,464)	194,456

Gross margin	—	26,538	3,487	—	30,025
Selling, general and administrative expenses	92	15,676	1,404	—	17,172

Operating (loss) income	(92)	10,862	2,083	—	12,853

Other expenses (income)
Interest expense	9,459	1,394	481	—	11,334
Other (income) expense, net	—	(1,084)	169	1,000	85

Net other expense	9,459	310	650	1,000	11,419

(Loss) income before income taxes	(9,551)	10,552	1,433	(1,000)	1,434
(Benefit from) provision for income taxes	(3,342)	3,549	378	—	585

Net (loss) income before equity in earnings of affiliates	(6,209)	7,003	1,055	(1,000)	849
Equity in earnings (loss) of affiliates	7,058	55	—	(7,113)	—

Net income (loss)	$849	$7,058	$1,055	$(8,113)	$849

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010
(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$144,993	$31,779	$(3,884)	$172,888
Cost of sales	—	126,072	29,798	(3,884)	151,986

Gross margin	—	18,921	1,981	—	20,902
Selling, general and administrative expenses	123	11,763	2,279	—	14,165

Operating (loss)income	(123)	7,158	(298)	—	6,737

Other expenses (income)
Interest expense	5,832	780	406	—	7,018
Other (income)expense, net	—	(697)	152	594	49

Net other expense	5,832	83	558	594	7,067

(Loss) income before income taxes	(5,955)	7,075	(856)	(594)	(330)
(Benefit from) provision for income taxes	(2,097)	2,358	262	—	523

Net (loss) income before equity in earnings of affiliates	(3,858)	4,717	(1,118)	(594)	(853)
Equity in earnings (loss) of affiliates	3,005	(1,712)	—	(1,293)	—

Net (loss) income	$(853)	$3,005	$(1,118)	$(1,887)	$(853)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net income (loss)	$849	$7,058	$1,055	$(8,113)	$849
Adjustments to reconcile net income (loss)to net cash provided by (used in) operating activities:
Depreciation and amortization	1,126	9,199	860	—	11,185
Equity in (earnings) loss of affiliates	(7,058)	(55)	—	7,113	—
Deferred income tax (benefit) provision	(3,342)	3,550	(12)	—	196
Stock compensation expense	93	93	—	(93)	93
Loss (gain) on sale and disposition of property, plant and equipment	—	73	(5)	—	68
Changes in operating assets and liabilities:
Receivables	—	(3,302)	(464)	—	(3,766)
Inventories	—	(4,575)	(2,190)	—	(6,765)
Prepaid expenses and other assets	—	869	(663)	—	206
Accounts payable and accrued and other liabilities	(9,000)	(3,965)	1,526	—	(11,439)
Income tax receivable/payable	—	(78)	57	—	(21)

Net (used in) cash provided by operating activities	(17,332)	8,867	164	(1,093)	(9,394)

Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	—	(8,457)	(1,958)	—	(10,415)
Proceeds from sales of property, plant and equipment	—	180	5	—	185
Investments in subsidiaries	(93)	—	—	93	—

Net cash (used in) provided by investing activities	(93)	(8,277)	(1,953)	93	(10,230)

Cash flows from financing activities
Repayment of subordinated term loan	—	(12)	—	—	(12)
Repayment of capital lease obligations	—	(498)	—	—	(498)
Borrowings under revolving credit facility	—	320,834	18,338	—	339,172
Repayments of revolving credit facility	—	(301,702)	(18,545)	—	(320,247)
Intercompany borrowings (repayments)	17,425	(19,226)	1,801	—	—
Capital contribution from guarantors for China warehouse	—	(365)	365	—	—
Dividends paid	—	—	(1,000)	1,000	—

Net cash provided by (used in) financing activities	17,425	(969)	959	1,000	18,415
Effect of exchange rate changes on cash	—	685	(674)	—	11

Increase (decrease) in cash	—	306	(1,504)	—	(1,198)
Cash
Beginning of period	—	48	2,460	—	2,508

End of period	$—	$354	$956	$—	$1,310

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(853)	$3,005	$(1,118)	$(1,887)	$(853)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	294	5,594	929	—	6,817
Equity in (earnings) loss of affiliates	(3,005)	1,712	—	1,293	—
Deferred income tax (benefit)provision	(2,097)	2,336	(33)	—	206
Stock compensation expense	123	123	—	(123)	123
Loss (gain) on sale and disposition of property, plant and equipment	—	307	(51)	—	256
Changes in operating assets and liabilities:
Receivables	—	(2,551)	(792)	—	(3,343)
Inventories	—	(5,880)	1,266	—	(4,614)
Prepaid expenses and other assets	—	(1,244)	2,362	—	1,118
Accounts payable and accrued and other liabilities	(6,187)	6,573	19	—	405
Income tax receivable/payable	—	(13)	(20)	—	(33)

Net cash (used in) provided by operating activities	(11,725)	9,962	2,562	(717)	82

Cash flows from investing activities
Investment in joint venture	—	(425)	—	—	(425)
Purchases of property, plant and equipment, including capitalized software	—	(5,693)	(840)	—	(6,533)
Proceeds from sales of property, plant and equipment	—	85	204	—	289
Investments in subsidiaries	(123)	—	—	123	—

Net cash (used in) provided by investing activities	(123)	(6,033)	(636)	123	(6,669)

Cash flows from financing activities
Repayment of subordinated term loan	—	(12)	—	—	(12)
Borrowings under revolving credit facility	—	195,164	13,792	—	208,956
Repayments of revolving credit facility	—	(186,746)	(15,434)	—	(202,180)
Intercompany borrowings (repayments)	11,848	(12,739)	891	—	—
Dividends paid	—	—	(594)	594	—

Net cash provided by (used in) financing activities	11,848	(4,333)	(1,345)	594	6,764
Effect of exchange rate changes on cash	—	673	(679)	—	(6)

Increase (decrease) in cash	—	269	(98)	—	171
Cash
Beginning of period	—	160	473	—	633

End of period	$—	$429	$375	$—	$804

14.	Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not currently intend to repatriate earnings, if any, from our Canadian subsidiaries, and consider these earnings to be permanently invested outside the U.S. As a result, no deferred tax liability has been recognized for earnings from our Canadian subsidiaries. We have provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries. Prior to the fourth quarter of 2010, we had not recognized a deferred tax liability for earnings from our U.K. subsidiaries because we considered these earnings to be permanently invested overseas. During the fourth quarter of 2010, we determined that these earnings should no longer be considered indefinitely invested as a result of the continued success of our U.K. operations and concurrent increase in the need for funds to service the additional indebtedness incurred for the EMCS acquisition and other business strategies.

The effective income tax rate for 2010 reflects significant foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15.	Lease Transactions

On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility. The Company determined that this lease qualified as a capital lease and accordingly recorded a capital lease obligation equal to the present value of the minimum lease payments, or approximately $5.2 million. The lease term is five years with a lease expiration date of July 2015. At March 31, 2011, $5.2 million of property, plant and equipment and approximately $773,000 of accumulated depreciation are recorded related to the capital lease on the accompanying consolidated balance sheet. At March 31, 2011, approximately $937,000 and $3.4 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, on the accompanying consolidated balance sheet. At March 31, 2011, approximately $1.7 million in security deposits refundable at lease expiration are included in other assets on the accompanying consolidated balance sheet.

In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate and three leases related to extrusion equipment that the Company determined qualified as capital leases. The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million. The leases expired over various periods with the real estate lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively. Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was cancelled and the equipment was purchased by the Company for approximately $1.5 million. The new equipment leases expire in September 2014. At March 31, 2011, approximately $4.4 million of property, plant and equipment and approximately $107,000 of accumulated depreciation related to the real estate and approximately $3.4 million of property, plant and equipment and approximately $714,000 of accumulated depreciation related to the extrusion equipment are recorded on the accompanying consolidated balance sheet. At March 31, 2011, approximately $77,000 and $4.3 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, related to the assumed real estate lease. At March 31, 2011, approximately $812,000 and $2.4 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, related to the equipment leases. At March 31, 2011, approximately $1.4 million in security deposits refundable at lease expiration are included in other assets in the accompanying consolidated balance sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended March 31, 2011 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•

the profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers;

•	our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

•	we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

•	financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

•	fluctuations in the equity market may adversely affect our pension plan assets and our future cash flows;

•	energy price increases could adversely affect the results of our operations;

•	we may be unable to adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	our operations could expose us to substantial environmental costs and liabilities;

•	we may not be able to obtain additional funding, if needed;

•	we may, from time to time, experience problems in our labor relations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

•

we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404;

•	we may be adversely affected by interest rate changes;

•	numerous other factors over which we may have limited or no control may affect our performance and profitability;

•	our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Notes;

•	despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt and this could further exacerbate the risks described above;

•	to service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control;

•	the indenture governing our outstanding Notes and our Senior Credit Facility will restrict our operations;

•	we may not successfully complete the integration of Exopack Meat, Cheese and Specialty (“EMCS”);

•	we may be unable to realize the expected cost savings and other synergies from the EMCS acquisition into our business and operations;

•	our increased debt obligations incurred to finance the EMCS acquisition could adversely affect our business and limit our ability to plan for or respond to changes in our business;

•	we may be unable to successfully or timely complete the transition of equipment and business related to the EMCS acquisition to our existing facilities; and

•	loss of key individuals could disrupt our operations and harm our business.

You can often identify these and other forward-looking statements by the use of the words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “estimates,” “intends,” “potential,” “projected,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included in Item 1A of the Form 10-K.

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

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

We generate revenues, earnings and cash flows from the sale of flexible packaging, film and coated products primarily in the United States, Canada, Europe, and China. Management views net sales and operating income as the primary indicators of our financial performance.

EMCS Acquisition

On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat. EMCS is included within our consumer food and specialty packaging segment (see Note 12 to our consolidated financial statements included elsewhere in this annual report). The acquisition of EMCS provided us with a leading market position in the flexible packaging market for meat and cheese and expanded our technology base and product offerings in the consumer food and specialty packaging segment.

Reportable Segments

Our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) consumer food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The consumer food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss. The EMCS acquisition is included in the consumer food and specialty packaging segment for the three months ended March 31, 2011.

Severance Expenses

During the three months ended March 31, 2011 and 2010, we terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, we also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our consumer food and specialty packaging segment facilities. In connection with these terminations, we recorded employee termination costs of approximately $44,000 and $831,000 for the three months ended March 31, 2011 and 2010, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. We incurred additional severance costs of approximately $44,000 during the three months ended March 31, 2011. Of these amounts, we paid approximately $275,000 through March 31, 2011 and approximately $188,000 remained accrued for employee termination benefits at March 31, 2011. We expect that the remaining $188,000 will be paid in 2011.

Results of Operations

The following presents an overview of our results of operations for the three months ended March 31, 2011 compared with the three months ended March 31, 2010.

	Three Months Ended
	March 31, 2011		March 31, 2010
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)

Net sales	$224,481	100.0%	$172,888	100.0%
Cost of sales	194,456	86.6%	151,986	87.9%
Selling, general and adminstrative expenses	17,172	7.7%	14,165	8.2%
Interest expense	11,334	5.0%	7,018	4.1%
Other expense, net	85	0.1%	49	0.0%

Income (loss) before income taxes	1,434	0.6%	(330)	-0.2%
Provision for income taxes	585	0.2%	523	0.3%

Net income (loss)	$849	0.4%	$(853)	-0.5%

Net Sales. Net sales for the three months ended March 31, 2011 increased by approximately $51.6 million, or 29.8%, compared with the same period in 2010. This increase was primarily attributable to additional net sales related to EMCS of approximately $37.4 million. Excluding EMCS, net sales increased $14.2 million, or 8%, due to an increase in volume of approximately 2% and an increase in the average selling price of approximately 6%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of approximately $1.1 million. The increase in sales volume was driven by all segments with the exception of the pet food and specialty packaging segment, which remained flat. The increase in average sales price was driven by increases across all segments.

Cost of Sales. Cost of sales for the three months ended March 31, 2011 increased by approximately $42.5 million, or 27.9%, compared with the same period in 2010. This increase is primarily attributable to cost of sales related to the increase in net sales associated with the EMCS acquisition of approximately $33.8 million. Excluding the effects of EMCS, cost of sales as a percentage of net sales decreased to 85.9% of net sales, or $160.7 million for the three months ended March 31, 2011 from 87.9% of net sales, or $152.0 million for the three months ended March 31, 2010. Cost of sales for the three months ended March 31, 2011 was favorably impacted by operational efficiencies such as higher productivity and lower waste. These improvements were partially offset by accelerated depreciation expense associated with the planned closure of a facility, which is scheduled to be completed by the end of the second quarter of 2011.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2011 increased by approximately $3.0 million, or 21.2%, compared with the same period in 2010. Excluding the increase in SG&A related to EMCS of approximately $1.9 million, SG&A increased by approximately $1.1 million or 7.8%. The significant components of the total increase in SG&A expenses, excluding SG&A expenses attributable to EMCS, were an increase in startup and transition costs of $963,000 primarily related to the integration of EMCS, an increase of $242,000 in salaries and benefits primarily related to management incentive compensation and an increase in the 401(k) company match from 2% for 2010 to 3% for 2011, an increase of $226,000 in professional fees related to process improvement consulting, an increase of $213,000 in management fees, an increase of $153,000 in travel and entertainment primarily related to sales meetings, an increase in customer commissions of $121,000 and other lesser increases totaling $616,000. These increased expenses were partially offset by a decrease of $825,000 in severance and other related expense, a decrease in other professional services of $402,000 primarily related to outside services and consulting and professional fees, as well as a decrease in losses on the sale of property, plant and equipment of $188,000.

Interest Expense. Interest expense for the three months ended March 31, 2011 increased by approximately $4.3 million, or 61.5%, compared with the same period in 2010 primarily due to interest expense associated with the new debt incurred during the third quarter of 2010 in connection with the EMCS acquisition, amortization of deferred loan costs associated with the new debt and interest expense related to capital lease obligations.

Other expense, net. Other expense for the three months ended March 31, 2011 increased by approximately $36,000, compared to the same period in 2010.

Income Tax Expense. We recorded income tax expense of $585,000 for the three months ended March 31, 2011, on income before income taxes of approximately $1.4 million. The income tax expense of $523,000 recorded for the same period in 2010 was based on a loss before income taxes of $330,000. The 2010 income tax rate was significantly impacted by foreign losses which we do not believe will result in a tax benefit.

Reportable Segments. Our pet food and specialty packaging segment had net sales of $61.5 million and $56.9 million, and operating income of $8.3 million and $6.5 million, for the three months ended March 31, 2011 and 2010, respectively. The increase in net sales was primarily due to an increase in average selling price. The increase in operating income of $1.8 million, or 28%, was largely due to the increase in net sales and favorable margins, as well as decreased selling, general and administrative expenses.

Our food and specialty packaging segment had net sales of $98.6 million and $55.5 million, and operating income of $8.0 million and $2.1 million, for the three months ended March 31, 2011 and 2010, respectively. This increase in net sales was primarily attributable to an increase in net sales related to EMCS of approximately $37.4 million. Excluding EMCS, net sales increased $5.7 million, or 10%, due to an increase in volume of approximately 2% and an increase in the average selling price of approximately 8%, which includes favorable foreign exchange impact of approximately $908,000. The increase in operating income of approximately $4.2 million, excluding operating income of $1.7 million related to EMCS, was primarily due to the increase in net sales, favorable material margins, decreased depreciation expense, and decreased selling, general and administrative expenses.

Our performance packaging segment had net sales of $44.5 million and $42.8 million, and operating income of $1.9 million and $3.1 million, for the three months ended March 31, 2011 and 2010, respectively. The increase in net sales from 2010 was primarily due to an increase in the average selling price of approximately 2% and an increase in sales volume of approximately 2%. The decrease in operating income of $1.2 million, or 37%, was primarily attributable to an increase in depreciation expense related to accumulated depreciation associated with the planned closure of a facility by the end of the second quarter of 2011, partially offset by an increase in net sales.

Our coated products segment had net sales of $19.9 million and $17.8 million, and operating income of $3.1 million and $1.9 million for the three months ended March 31, 2011 and 2010, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical, optical films, and conductives markets. The increase in operating income of $1.2 million, or 68%, was primarily the result of increased sales, favorable sales mix, and improved operational efficiencies, such as higher productivity and lower waste.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $1.8 million for the three months ended March 31, 2011 as compared with the same period in 2010. The increase in corporate operating loss was largely attributable to increased startup and transition costs, primarily related to the EMCS acquisition, increased professional fees, primarily related to process improvement consulting and increased management fees. These cost increases were partially offset by decreased severance costs.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2011 compared to the Three Months Ended March 31, 2010

Cash flows used by operating activities for the three months ended March 31, 2011 of $9.4 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $12.4 million (net income of $849,000 adjusted to exclude the effect of non-cash charges for depreciation and amortization of $11.2 million plus other non-cash items that net to approximately $357,000, including stock compensation expense, deferred income tax provision, and loss on sales and disposition of property, plant and equipment). The net unfavorable working capital changes resulted from increases in inventories and trade receivable partially offset by decreases in prepaid and other assets and decreases in accounts payable and accrued and other liabilities derived from existing operations. Inventories increased $6.7 million due largely to increased raw material costs. Trade accounts receivable increased $3.8 million due to increased sales volume. Accounts payable and accrued and other liabilities decreased $11.4 million due primarily to the $18.0 million semi-annual interest payment on the Notes, partially offset by an increase in accounts payable resulting from rising raw material costs.

Cash flows used in investing activities for the three months ended March 31, 2011 and 2010 were $10.2 million and $6.7 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and investment in our joint venture during the three months ended March 31, 2010, partially offset by proceeds from sales of property, plant and equipment for both periods.

Cash flows provided by financing activities for the three months ended March 31, 2011 were $18.4 million, primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on the Notes, capital expenditures and operations. Cash flows provided by financing activities for the three months ended March 31, 2010 were $6.8 million, which was primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on the Notes and capital expenditures.

Financing Arrangements as of March 31, 2011

Information about our financing arrangements as of March 31, 2011, including the Notes, our Senior Credit Facility, and our term loan, is included in Note 5 of the consolidated financial statements included elsewhere in this report, and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

As of March 31, 2011, $320.0 million of the Notes remained outstanding. For the three months ended March 31, 2011, we incurred approximately $10.1 million in interest expense related to the Notes, including amortization of related deferred financing costs and fees.

As of March 31, 2011, approximately $76.0 million was outstanding under our Senior Credit Facility and accruing interest at a weighted average interest rate of approximately 3.5% per annum. Approximately $44.8 million remained available for borrowings under the Senior Credit Facility at March 31, 2011. For the three months ended March 31, 2011, we incurred approximately $738,000 in interest expense related to the Senior Credit Facility, including amortization of related deferred financing costs and fees. At March, 31, 2011, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility. The subordinated term loan had a principal balance of approximately $21,000 at March 31, 2011.

See Note 5 to our consolidated financial statements included elsewhere in this quarterly report for further information regarding our financing arrangements.

Liquidity and Capital Outlook

We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Since the second half of 2008 global financial markets have experienced significant liquidity challenges. Despite certain government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our existing Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.

We expect to incur a total of approximately $40.6 million in interest expense related to the Notes in 2011, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2011 will be approximately $37.8 million. To pay for the interest expense on the Notes and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $76.0 million of borrowings were outstanding and approximately $44.8 million was available for borrowings under our Senior Credit Facility as of March 31, 2011. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2011.

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

Although specific plans and timing with respect to any potential acquisitions will depend on a variety of factors, one of our potential growth strategies is growth through acquisitions, which may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us, especially in light of the current liquidity crisis.

Our ability to pay dividends is subject to the terms of the indenture governing the Notes, the terms of our Senior Credit Facility, and the discretion of our Board of Directors.

On May 6, 2011, we commenced a cash tender offer for the Notes and a consent solicitation for a proposed amendment to the indenture under which the Notes were issued. We also announced our intention to offer, subject to market and other conditions, new notes in a private offering exempt from the registration requirements of the Securities Act of 1933 and to enter into a new secured term loan facility. If these transactions are completed, we intend to use the net proceeds from the new note offering and borrowings under the new term loan facility to repay all outstanding borrowings under our existing Senior Credit Facility, purchase any and all of the Notes that are tendered pursuant to the cash tender offer and consent solicitation, redeem any of the Notes not acquired in the tender offer, make a distribution to our sole stockholder and pay related transaction fees and expenses. For additional information, please see our Current Report on Form 8-K filed on May 12, 2011.

Off-Balance Sheet Arrangements

During 2009, we entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $670,000 at March 31, 2011. We recognized approximately $76,000 as our share of the loss of the joint venture’s operations and received loan payments of approximately $22,000 during the three months ended March 31, 2011. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at March 31, 2011:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Beyond 2015
	(dollar amounts in thousands)
Long-term Debt obligations:
Senior Notes due 2014	$320,000	$—	$—	$320,000	$—
Senior Revolving Credit Facility(1)	76,006	76,006	—	—	—
Capital lease obligations	16,014	2,100	5,368	3,516	5,030
Term Loan	21	21	—	—	—

Total debt obligations	412,041	78,127	5,368	323,516	5,030
Pension funding obligations(2)	20,921	2,701	8,398	6,456	3,366
Operating lease obligations	40,289	7,352	16,373	8,853	7,711
Purchase commitments(3)	18,500	8,400	10,100	—	—
Interest payments(4)	108,000	18,000	72,000	18,000	—

Total contractual obligations	$599,751	$114,580	$112,239	$356,825	$16,107

(1)	Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability. As a result, the entire amount is presented as a payment due in 2011, even though the Senior Credit Facility does not mature until November 2, 2013.
(2)	Represents currently estimated amounts.
(3)	Represents purchase obligations related to an ink supplier.
(4)	Includes payments on outstanding fixed-rate, long-term debt obligations.

Recent Accounting Pronouncements

No significant new accounting guidance became effective for the Company for the three months ended March 31, 2011. As of March 31, 2011, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company’s financial statements when adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest at a variable annual rate equal to the U.S. Index Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to LIBOR plus 3.0% (as determined in accordance with the loan agreement related to our Senior Credit Facility). Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable annual rate equal to the Canadian Index Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 2.0% or, upon our prior notice, at a variable annual rate equal to the BA Rate (as determined in accordance with the loan agreement related to our Senior Credit Facility) plus 3.0%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of March 31, 2011, $76.0 million was outstanding under the Senior Credit Facility and accruing interest at a weighted average rate of approximately 3.5% per annum. Based on the amount of borrowings outstanding under the Senior Credit Facility, the effect of a hypothetical one percent increase in interest rates at March 31, 2011 would increase our annual interest expense by approximately $760,000.

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

Currency and Exchange Rates. The majority of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars; however we do have some exposure to foreign currency risk related to our operations in the United Kingdom, China, and Canada, our Canadian sub-facility and interactions with our foreign subsidiaries. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions. We have not entered into any foreign currency forward contracts or similar arrangements to limit our exposure to foreign exchange rate fluctuations, but we may consider such arrangements in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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

Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes in those risk factors since the date of that filing.

ITEM 6.	EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Jack E. Knott
Jack E. Knott
Chairman and Chief Executive Officer

By:	/s/ Eric M. Lynch
Eric M. Lynch
Chief Financial Officer

Date: May 12, 2011

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Benefit Agreement, dated as of April 15, 2011, among Exopack, LLC, CPG Finance, Inc. and Eric M. Lynch

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002