Form 10-Q
period 2011-06-30
EXOPACK HOLDING CORP
filed 2011-08-12
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐ (Not yet applicable to registrant)
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of August 12, 2011, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash	$2,536	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,467 and $1,550 for 2011 and 2010, respectively)	96,118	94,951
Other receivables	2,482	3,463
Inventories	112,485	103,728
Deferred income taxes	3,689	3,703
Prepaid expenses and other current assets	3,936	3,240
Total current assets	221,246	211,593
Property, plant, and equipment, net	223,209	214,293
Deferred financing costs, net	18,560	14,998
Intangible assets, net	91,094	92,984
Goodwill	69,667	69,642
Other assets	6,134	6,298
Total assets	$629,910	$609,808
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$1,785	$58,815
Accounts payable	84,099	83,607
Accrued liabilities	33,542	46,868
Income taxes payable	975	972
Total current liabilities	120,401	190,262
Long-term liabilities
Long-term debt, less current portion	585,000	320,000
Capital lease obligations, less current portion	9,595	10,501
Deferred income taxes	23,294	32,878
Other liabilities	15,181	16,172
Total long-term liabilities	633,070	379,551
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2011 and December 31, 2010	—	—
(Distributions in excess of) Additional paid-in capital	(76,322)	73,521
Accumulated other comprehensive loss, net	(6,321)	(7,095)
Accumulated deficit	(40,918)	(26,431)
Total stockholder’s (deficit) equity	(123,561)	39,995
Total liabilities and stockholder’s (deficit) equity	$629,910	$609,808
The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales	$219,767	$179,630	$444,248	$352,518
Cost of sales	189,307	159,417	383,763	311,403
Gross margin	30,460	20,213	60,485	41,115
Selling, general and administrative expenses	21,048	15,455	38,220	29,620
Operating income	9,412	4,758	22,265	11,495
Other expenses
Interest expense	12,262	7,113	23,596	14,131
Loss on early extinguishment of debt	22,051	—	22,051	—
Other income, net	(139)	(850)	(54)	(801)
Net other expenses	34,174	6,263	45,593	13,330
Loss before income taxes	(24,762)	(1,505)	(23,328)	(1,835)
(Benefit from) provision for income taxes	(9,426)	519	(8,841)	1,042
Net loss	$(15,336)	$(2,024)	$(14,487)	$(2,877)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY (unaudited)
(in thousands of dollars, except share data)

	Common Stock		(Distributions in excess of) Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balances at December 31, 2010	1	$—	$73,521	$(7,095)	$(26,431)	$39,995
Stock compensation expense	—	—	157	—	—	157
Net loss	—	—	—	—	(14,487)	(14,487)
Dividend to parent	—	—	(150,000)	—	—	(150,000)
Translation adjustment	—	—	—	774	—	774
Balances at June 30, 2011	1	$—	$(76,322)	$(6,321)	$(40,918)	$(123,561)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities
Net loss	$(14,487)	$(2,877)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,002	13,409
Deferred income tax (benefit) provision	(9,611)	348
Stock compensation expense	157	219
Loss on early extinguishment of debt	11,883	—
Loss on sale and disposition of property, plant and equipment	247	478
Changes in operating assets and liabilities:
Receivables	(736)	(4,295)
Inventories	(8,394)	(8,112)
Prepaid expenses and other assets	291	941
Accounts payable and accrued and other liabilities	(15,738)	8,358
Income tax receivable/payable	(32)	(100)
Net cash (used in) provided by operating activities	(15,418)	8,369
Cash flows from investing activities
Investment in joint venture	—	(425)
Purchases of property, plant and equipment, including capitalized software	(24,900)	(12,536)
Proceeds from sales of property, plant and equipment	277	419
Net cash used in investing activities	(24,623)	(12,542)
Cash flows from financing activities
Repayment of subordinated term loan	(24)	(24)
Issuance of term loan	350,000	—
Repayment of capital lease obligations	(1,006)	—
Deferred loan costs paid	(16,738)	(950)
Dividend to parent	(150,000)	—
Issuance of senior notes	235,000	—
Repayment of former senior notes	(320,000)	—
Borrowings under revolving credit facility	571,718	414,101
Repayments of revolving credit facility	(628,847)	(408,805)
Net cash provided by financing activities	40,103	4,322
Effect of exchange rate changes on cash	(34)	148
Increase in cash	28	297
Cash
Beginning of period	2,508	633
End of period	$2,536	$930

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
The Company operates 19 manufacturing facilities located throughout the United States, United Kingdom, and Canada and operates one distribution warehouse in China. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities. The Company operates six facilities in the performance packaging segment, of which the Company leases two and owns the remaining four facilities. The Company operates two manufacturing facilities and one distribution warehouse in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China. Subsequent to June 30, 2011, the Company closed its manufacturing facility located in Longview, Texas, and the Company is currently in negotiations to sell this facility.
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
Third party net sales and operating income related to EMCS were approximately $36.0 million and $2.5 million for the three months ended June 30, 2011. Third party net sales and operating income related to EMCS were approximately $73.4 million and $4.2 million for the six months ended June 30, 2011.
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

Proforma net sales and operating income/loss have been calculated as though the EMCS acquisition date was January 1, 2010. Pro forma net sales and net loss for the three months ended June 30, 2010 were approximately $216.3 million and$2.4 million, respectively. Pro forma net sales and net loss for the six months ended June 30, 2010 were approximately $426.4 million and $2.1 million, respectively.
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

Variable Interest Entity
During 2009, the Company entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $639,000 at June 30, 2011. For the three month period ending June 30, 2011, the Company recognized approximately $32,000 as its share of income from the joint venture's operations and received loan payments of approximately $63,000. For the six month period ending June 30, 2011, the Company recognized approximately $44,000 as its share of the loss of the joint venture’s operations and received loan payments of approximately $85,000. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2.	Recent Accounting Pronouncements
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, requiring most entities to present items of net income and other comprehensive income either in one continuous statement - referred to as the statement of comprehensive income - or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective from the beginning of 2012 for calendar year-end public entities with full retrospective application required. The Company does not expect this guidance to have a significant impact on the Company's consolidated financial statements.

3.	Inventories
The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	June 30, 2011	December 31, 2010
Inventories
Raw materials and supplies	$44,359	$42,812
Work in progress	13,628	12,275
Finished goods	54,498	48,641
Total inventories	$112,485	$103,728

4.	Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $69.7 million at June 30, 2011 and $69.6 million at December 31, 2010. The increase in goodwill at June 30, 2011 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period.
At June 30, 2011, approximately $26.2 million, $19.2 million, $21.6 million and $2.7 million of goodwill was assigned to the pet food and specialty packaging segment, the consumer food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units. Goodwill, with the exception of approximately $3.3 million and $1.9 million assigned to the Company’s consumer food and specialty packaging and coated products segments, respectively, is not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2011	December 31, 2010
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,296	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and tradenames (amortized over 20 years)	2,627	2,618
	53,086	53,057
Accumulated amortization	(12,992)	(11,073)
Net definite-lived intangible assets	40,094	41,984
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$91,094	$92,984
The increase in gross intangible assets during the six months ended June 30, 2011 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2011 and 2010 was approximately $948,000 and $477,000, respectively, and for the six months ended June 30, 2011 and 2010 was approximately $1.9 million and $1.0 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $1.9 million for the remainder of 2011, approximately $3.8 million for each of the years 2012 through 2014 and approximately $3.5 million for 2015.

5.	Financing Arrangements

2011 Recapitalization Transactions

On May 31, 2011, the Company completed a series of transactions (the "Recapitalization Transactions") that recapitalized the Company's indebtedness. These transactions include:

•The entry into a six-year $350.0 million senior secured term loan facility;
•The amendment and restatement of the Company's existing revolving credit facility;
•The private placement of $235.0 million principal amount of 10% Senior Notes due 2018; and
•The repayment of all of the Company's outstanding 11.25% senior notes due 2014 (the "Former Senior Notes").

The Recapitalization Transactions and the Company's current financing arrangements are further described below.
Issuance of Senior Notes
On May 31, 2011, the Company issued $235.0 million aggregate principal amount of 10% senior notes due 2018 (the “Senior Notes”) in a private placement pursuant to Rule 144A and Regulation S. The Company issued the Senior Notes under an indenture entered into among the Company, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The initial aggregate principal amount of the Senior Notes issued was $235.0 million.
The Senior Notes mature on June 1, 2018. Interest on the Senior Notes accrues at the rate of 10% per annum and is payable on a semi-annual basis on each June 1 and December 1, commencing December 1, 2011. Before June 1, 2014, the Company may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before June 1, 2014, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding immediately after such redemption. The Company may also redeem the Senior Notes at any time, in part or in whole, on or after June 1, 2014 at the redemption prices set forth in the Indenture plus accrued and unpaid interest, if any, to the date of redemption.

The Company and all of its domestic restricted subsidiaries have fully and unconditionally guaranteed the Senior Notes, which guarantees are fully secured by the assets of such guarantors. See Note 13 for consolidating financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness or issue preferred stock, pay dividends or make other distributions or repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets.
The Company incurred approximately $6.7 million in deferred financing costs related to the Senior Notes for the period ended June 30, 2011, which will be amortized over the term of the Senior Notes.
New Term Loan Facility
On May 31, 2011, the Company, its parent company and certain of the Company’s subsidiaries entered into a new $350.0 million senior secured term loan B facility (the “New Term Loan Facility”). The New Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. In general, in the absence of an event of default, the New Term Loan Facility matures on May 31, 2017.
The Company is required to repay installments on the New Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. The interest rate at June 30, 2011 was 6.5%.
The New Term Loan Facility is collateralized by (i) a first priority lien on substantially all of the Company’s assets, other than the first priority lien collateral securing indebtedness under the Senior Credit Facility described below and assets of the Company’s foreign subsidiaries, and (ii) a second priority lien on the first priority lien collateral securing indebtedness under the Senior Credit Facility. In addition, obligations under the New Term Loan Facility are secured by a first priority lien on the Company’s equity interests in its domestic subsidiaries and a portion of the Company’s equity interests in its foreign subsidiaries. All obligations under the New Term Loan Facility are fully and unconditionally guaranteed by, subject to certain exceptions, each of the Company’s existing and future domestic subsidiaries.
The New Term Loan Facility contains customary events of default, including, but not limited to, for failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At June 30, 2011, the Company was in compliance with these restrictions.
The Company incurred approximately $10.1 million in deferred financing costs related to the New Term Loan Facility which will be amortized over the term of the New Term Loan Facility.

Senior Credit Facility
On January 31, 2006, the Company entered into a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations. On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million.
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to this facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million (the "Senior Credit Facility"). The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010. At June 30, 2011, there were no borrowings outstanding and approximately $70.9 million was available for additional borrowings under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.
Under the Senior Credit Facility, in general, interest for the period from January 1, 2011 through May 31, 2011 accrued on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the prior loan agreement) plus 2.0%, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined in the prior loan agreement) plus 3.0%. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined in the prior loan agreement) plus 2.0%, or at the Company’s election, at an annual rate equal to the BA Rate (as defined in the prior loan agreement) plus 3.0%.
Under the Senior Credit Facility, in general, interest for the three and six months ended June 30, 2010 accrued on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to LIBOR plus 1.5% (as defined in the prior loan agreement). Interest accrued on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to the BA Rate (as defined in the prior loan agreement) plus 1.5%.
The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates.
The Company incurred approximately $0.9 million in additional deferred financing costs related to the amendment of the Senior Credit Facility during the period ended June 30, 2011, which will be amortized over the term of the Senior Credit Facility.
At June 30, 2011, there were outstanding letters of credit of approximately $4.1 million under the Senior Credit Facility.

Loss on Early Extinguishment of Debt
During the three months ended June 30, 2011, the Company entered into the New Term Loan Facility and issued the Senior Notes and used a portion of the proceeds to repay the Former Senior Notes and all amounts outstanding under the Senior Credit Facility. In connection with the refinancing transaction, the Company wrote-off deferred financing costs of approximately $11.9 million and paid approximately $10.2 million in early redemption and consent costs related to the Former Senior Notes.
Former Senior Notes
On January 31, 2006, the Company completed an unregistered private offering of $220.0 million aggregate principal amount of 11.25% senior notes due 2014. Pursuant to an exchange offer, effective December 22, 2006, the Company exchanged all of the unregistered 11.25% senior notes due 2014 for new 11.25% senior notes due 2014 registered under the Securities Act of 1933 (the “Former Existing Notes”).
On September 24, 2010, the Company completed the private placement of $100.0 million in principal amount of 11.25% senior notes due 2014 (the “Former Additional Notes”). The Company used the proceeds from the offering of the Former Additional Notes and cash on hand to repay a $100.0 million term loan the Company incurred to fund the purchase price of the EMCS acquisition and to pay certain transaction and integration costs related thereto, as described in more detail below under “Credit and Guaranty Agreement.” The Former Additional Notes were issued as additional notes under the indenture pursuant to which the Company issued the Former Existing Notes. The Former Additional Notes were treated as a single series with the Former Existing Notes under the indenture and had the same terms as the Former Existing Notes. The Company completed an offer to exchange registered notes for the Former Additional Notes as required by the terms of a registration rights agreement related to the Former Additional Notes on November 30, 2010. Approximately $1.0 million in principal amount of 11.25% senior notes due 2014 were not tendered for exchange and remained private unregistered notes. The Former Existing Notes, together with the Former Additional Notes and the private unregistered notes are referred to in this report as the “Former Senior Notes.” The Former Senior Notes were repaid during the three months ended June 30, 2011.
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
The Company paid $11.6 million in deferred financing fees related to the Credit Agreement and the Additional Notes during the year ended December 31, 2010. These deferred financing fees were transferred to the Former Additional Notes and were written off with the repayment of the Former Senior Notes during the three months ended June 30, 2011. The Term Loan and related accrued interest was repaid on September 24, 2010 using proceeds received from the Company’s issuance of the Former Additional Notes.

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
The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2011 and 2010. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG did not issue any options during the six months ended June 30, 2011 or 2010. The Company recorded stock compensation expense of approximately $64,000 and $96,000 during the three months ended June 30, 2011 and 2010, respectively, and approximately $157,000 and $219,000 during the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $1.1 million. This compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.
The following tables summarize information about stock options outstanding at June 30, 2011 (there were no stock options exercisable at June 30, 2011).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	43,000	4.3 years
$130	1,500	5.0 years
$140	4,200	5.6 years
$184	1,550	5.9 years
$163	10,850	6.2 years
$140	5,000	6.6 years
$139	11,000	9.1 years
$198	600	9.2 years
	77,700	6.0 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2010	80,600	$107.19
Granted	—	$—
Forfeited	(2,900)	$123.69
Options outstanding at June 30, 2011	77,700	$106.57	34,000	6.0 years
There were 22,300 options available for grant at June 30, 2011 under the 2005 Stock Option Plan.

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
The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2011 and 2010:

Pension plans	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$109	$—	$218	$—
Interest cost	797	823	1,594	1,646
Expected return on plan assets	(778)	(839)	(1,556)	(1,678)
Amortization of net actuarial losses (gains)	(86)	30	197	60
Net periodic benefit cost	$42	$14	$453	$28

Postretirement benefit plan	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Service cost	$6	$6	$12	$12
Interest cost	8	8	16	16
Amortization of net actuarial gains	(4)	(4)	(8)	(8)
Net periodic benefit cost	$10	$10	$20	$20

The Company contributed approximately $538,000 and $307,000, to the Retirement Plan during the three months ended June 30, 2011 and 2010, respectively and approximately $845,000 and $582,000 during the six months ended June 30, 2011 and 2010, respectively. Contributions of approximately $2.2 million are expected to be made to the Retirement Plan during the remainder of 2011. At June 30, 2011, the fair value of the assets of the Pension Plans was estimated at $49.0 million, up from $47.1 million at December 31, 2010.

Retirement Plan for Employees of Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a defined contribution plan and a savings plan. In the defined contribution plan, contributions are made by the Company only and are based on an age and service formula. The Company contributed approximately $78,000 and $84,000 to the defined contribution plan during the three months ended June 30, 2011 and 2010, respectively, and approximately $159,000 and $183,000 during the six months ended June 30, 2011 and 2010, respectively. In addition, employees can contribute to the savings plan and receive a match of 50% on the first 4% the employee defers into the plan. Employer contributions to the savings plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan. Accordingly, total expense related to the savings plan was zero for the three months ended June 30, 2011 and 2010, and zero and $30,000 for the six months ended June 30, 2011 and 2010, respectively.
Exopack, LLC Savings Plan
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $517,000 and $420,000 for the three months ended June 30, 2011 and 2010, respectively and approximately $1.1 million and $803,000 for the six months ended June 30, 2011 and 2010, respectively. This significant increase period over period is primarily related to an increase in the employer matching contribution to 3% from 2% effective January 1, 2011.
Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of June 30, 2011, the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $292,000 and $321,000 at June 30, 2011 and December 31, 2010, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and six months ended June 30, 2011 and 2010 was insignificant.
Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $633,000 and $612,000 for the three months ended June 30, 2011 and 2010, respectively, and approximately $1.6 million and $1.3 million for the six months ended June 30, 2011 and 2010, respectively, for benefits under the management incentive compensation plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provide for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $3.6 million during the three and six months ended June 30, 2011.

8.	Severance Expenses
During the three and six months ended June 30, 2011 and 2010, the Company terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, the Company also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its consumer food and specialty packaging segment facilities. In connection with these terminations, the Company recorded employee termination costs of approximately $411,000 and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $455,000 and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. The amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. Of these amounts, the Company paid approximately $448,000 through June 30, 2011, and approximately $426,000 remained accrued for employee termination benefits at June 30, 2011, which the Company expects will primarily be paid in 2011.

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

10.	Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Loss	$(15,336)	$(2,024)	$(14,487)	$(2,877)
Translation adjustment	(168)	(430)	774	(476)
Comprehensive Loss	$(15,504)	$(2,454)	$(13,713)	$(3,353)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the six months ended June 30, 2011:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2010	$(315)	$(10,556)	$3,776	$(7,095)
Year-to date net change	774	—	—	774
Balances at June 30, 2011	$459	$(10,556)	$3,776	$(6,321)

11.	Related Party Transactions
Fees Related to Management and Consulting Services
In 2005, the Company entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company's Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the management services agreement). On May 31, 2011, the management services agreement was replaced with a new consulting agreement (the "consulting agreement"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual consulting fee equal to the greater of $3.0 million or 6% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.
The Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $888,000 and $390,000 during the three months ended June 30, 2011 and 2010, respectively, and approximately $1.5 million and $756,000 during the six months ended June 30, 2011 and 2010, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company incurred approximately $10,000 and $11,000 for certain additional consulting fees from Sun Capital Management during the three months ended June 30, 2011 and 2010, respectively, and approximately $29,000 and $26,000 during the six months ended June 30, 2011 and 2010, respectively.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under this agreement. The Company incurred management fees and other related expenses under the management services agreement of approximately $1.6 million associated with the Recapitalization Transactions during the three and six months ended June 30, 2011. These fees are included in "deferred finance costs" in the accompanying consolidated balance sheet. The Company incurred management fees and other related expenses under the management services agreement of approximately $234,000 associated with the 2010 acquisition of EMCS during the three and six months ended June 30, 2010. These fees are reflected in "selling, general, and administrative expenses" in the accompanying consolidated statements of operations.
Dividends Paid
As a result of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital.

12.	Segments and Significant Customers
Segments
The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information, by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of regulatory environment. While all of these factors were reviewed, the Company believes that the most significant factors for the Company are the nature of its products, the nature of the production process and the type of customers served.
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
The EMCS acquisition, which primarily includes meat and cheese packaging products, is included in the consumer food and specialty packaging segment for the three and six months ended June 30, 2011.
The Company evaluates performance based on profit or loss from operations. During the three and six months ended June 30, 2011 and 2010, segment data includes a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Pet food and specialty packaging	$1,366	$1,596	2,861	3,215
Consumer food and specialty packaging	2,215	1,292	4,679	2,607
Performance packaging	1,326	1,238	2,769	2,506
Total allocations	$4,907	$4,126	10,309	8,328

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three or six months ended June 30, 2011 or 2010.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.
Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues from external customers:
Pet food and specialty packaging	$54,893	$55,535	$116,379	$112,437
Consumer food and specialty packaging	99,762	59,880	198,323	115,345
Performance packaging	44,078	45,119	88,570	87,877
Coated products	21,034	19,096	40,976	36,859
Total	$219,767	$179,630	$444,248	$352,518
Intersegment revenues:
Pet food and specialty packaging	$1,031	$73	$1,660	$110
Consumer food and specialty packaging	5,648	6,134	10,381	10,589
Performance packaging	81	97	430	230
Coated products	—	—	—	—
Total	$6,760	$6,304	$12,471	$10,929
Operating income:
Pet food and specialty packaging	$6,455	$4,891	$14,757	$11,346
Consumer food and specialty packaging	9,716	1,862	17,709	3,951
Performance packaging	2,375	3,512	4,322	6,604
Coated products	3,251	2,912	6,375	4,768
Corporate	(12,385)	(8,419)	(20,898)	(15,174)
Total	9,412	4,758	22,265	11,495
Interest expense - Corporate	12,262	7,113	23,596	14,131
Loss on early extinguishment of debt	22,051	—	22,051	—
Other income, net	(139)	(850)	(54)	(801)
Loss before income taxes	$(24,762)	$(1,505)	$(23,328)	$(1,835)

Significant Customers
No customer accounted for more than 10% of the Company’s net sales during the six months ended June 30, 2011 and 2010. No customer accounted for more than 10% of the Company's total accounts receivable at June 30, 2011. One customer, primarily within the Company’s pet food and specialty segment, accounted for 10.9% of the Company’s total accounts receivable at December 31, 2010.

13.	Consolidating Financial Information
The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. Following are consolidating financial statements of the Company, including the guarantors, provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes.
The following consolidating financial statements present the balance sheets as of June 30, 2011 and December 31, 2010, the statements of operations for the three and six months ended June 30, 2011 and 2010, and the statements of cash flows for the six months ended June 30, 2011 and 2010, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$370	$2,166	$—	$2,536
Trade accounts receivable (net of allowance for uncollectible accounts of $1,467)	—	79,471	16,647	—	96,118
Other receivables	—	1,962	520	—	2,482
Inventories	—	98,918	13,567	—	112,485
Deferred income taxes	—	3,628	61	—	3,689
Prepaid expenses and other current assets	—	2,590	1,346	—	3,936
Total current assets	—	186,939	34,307	—	221,246
Property, plant, and equipment, net	—	196,928	26,281	—	223,209
Deferred financing costs, net	6,664	11,896	—	—	18,560
Intangible assets, net	—	90,499	595	—	91,094
Goodwill	—	68,943	724	—	69,667
Investment in subsidiaries	(11,703)	13,120	—	(1,417)	—
Intercompany receivables	35,640	31,660	(5,786)	(61,514)	—
Other assets	—	5,901	233	—	6,134
Total assets	$30,601	$605,886	$56,354	$(62,931)	$629,910
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$1,785	$—	$—	$1,785
Accounts payable	—	71,686	12,413	—	84,099
Accrued liabilities	1,959	29,408	2,175	—	33,542
Income taxes payable	—	(91)	1,066	—	975
Total current liabilities	1,959	102,788	15,654	—	120,401
Long-term liabilities
Long-term debt, less current portion	235,000	350,000	—	—	585,000
Capital lease obligations, less current portion	—	9,595	—	—	9,595
Deferred income taxes	(63,212)	85,258	1,248	—	23,294
Intercompany payables	(19,585)	55,361	25,738	(61,514)	—
Other liabilities	—	14,587	594	—	15,181
Total long-term liabilities	152,203	514,801	27,580	(61,514)	633,070
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,322)	(76,322)	30,095	46,227	(76,322)
Accumulated other comprehensive (loss) income, net	(6,321)	(6,321)	(1,798)	8,119	(6,321)
Accumulated deficit	(40,918)	70,940	(15,177)	(55,763)	(40,918)
Total stockholder’s (deficit) equity	(123,561)	(11,703)	13,120	(1,417)	(123,561)
Total liabilities and stockholder’s equity (deficit)	$30,601	$605,886	$56,354	$(62,931)	$629,910

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$48	$2,460	$—	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,550)	—	80,979	13,972	—	94,951
Other receivables	—	2,914	549	—	3,463
Inventories	—	91,727	12,001	—	103,728
Deferred income taxes	—	3,643	60	—	3,703
Prepaid expenses and other current assets	—	2,196	1,044	—	3,240
Total current assets	—	181,507	30,086	—	211,593
Property, plant, and equipment, net	—	191,646	22,647	—	214,293
Deferred financing costs, net	13,760	1,238	—	—	14,998
Intangible assets, net	—	92,383	601	—	92,984
Goodwill	—	68,943	699	—	69,642
Investment in subsidiaries	127,036	5,392	—	(132,428)	—
Intercompany receivables	35,640	24,817	(363)	(60,094)	—
Other assets	—	5,962	336	—	6,298
Total assets	$176,436	$571,888	$54,006	$(192,522)	$609,808
Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$51,624	$7,191	$—	$58,815
Accounts payable	—	71,828	11,779	—	83,607
Accrued liabilities	15,000	29,363	2,505	—	46,868
Income taxes payable	—	16	956	—	972
Total current liabilities	15,000	152,831	22,431	—	190,262
Long-term liabilities
Long-term debt, less current portion	320,000	—	—	—	320,000
Capital lease obligations, less current portion	—	10,501	—	—	10,501
Deferred income taxes	(47,965)	79,616	1,227	—	32,878
Intercompany payables	(150,594)	186,368	24,320	(60,094)	—
Other liabilities	—	15,536	636	—	16,172
Total long-term liabilities	121,441	292,021	26,183	(60,094)	379,551
Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
Additional paid-in capital	73,521	73,521	23,897	(97,418)	73,521
Accumulated other comprehensive (loss) income, net	(7,095)	(7,095)	(1,988)	9,083	(7,095)
Accumulated deficit	(26,431)	60,610	(16,517)	(44,093)	(26,431)
Total stockholder’s equity	39,995	127,036	5,392	(132,428)	39,995
Total liabilities and stockholder’s equity	$176,436	$571,888	$54,006	$(192,522)	$609,808

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,199	$32,189	$(5,621)	$219,767
Cost of sales	—	166,550	28,378	(5,621)	189,307
Gross margin	—	26,649	3,811	—	30,460
Selling, general and administrative expenses	65	19,392	1,591	—	21,048
Operating (loss) income	(65)	7,257	2,220	—	9,412
Other expenses (income)
Interest expense	8,397	3,400	465	—	12,262
Loss on early extinguisment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(240)	101	—	(139)
Net other expense	30,448	3,160	566	—	34,174
(Loss) income before income taxes	(30,513)	4,097	1,654	—	(24,762)
(Benefit from) provision for income taxes	(11,905)	2,110	369	—	(9,426)
Net (loss) income before equity in earnings of affiliates	(18,608)	1,987	1,285	—	(15,336)
Equity in earnings (loss) of affiliates	3,272	1,285	—	(4,557)	—
Net (loss) income	$(15,336)	$3,272	$1,285	$(4,557)	$(15,336)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$149,452	$33,688	$(3,510)	$179,630
Cost of sales	—	130,801	32,126	(3,510)	159,417
Gross margin	—	18,651	1,562	—	20,213
Selling, general and administrative expenses	96	12,728	2,631	—	15,455
Operating (loss)income	(96)	5,923	(1,069)	—	4,758
Other expenses (income)
Interest expense	5,830	885	398	—	7,113
Other (income)expense, net	—	(1,075)	225	—	(850)
Net other expense	5,830	(190)	623	—	6,263
(Loss) income before income taxes	(5,926)	6,113	(1,692)	—	(1,505)
(Benefit from) provision for income taxes	(2,052)	2,208	363	—	519
Net (loss) income before equity in earnings of affiliates	(3,874)	3,905	(2,055)	—	(2,024)
Equity in earnings (loss) of affiliates	1,850	(2,055)	—	205	—
Net (loss) income	$(2,024)	$1,850	$(2,055)	$205	$(2,024)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$391,540	$62,793	$(10,085)	$444,248
Cost of sales	—	338,353	55,495	(10,085)	383,763
Gross margin	—	53,187	7,298	—	60,485
Selling, general and administrative expenses	157	35,068	2,995	—	38,220
Operating (loss) income	(157)	18,119	4,303	—	22,265
Other expenses (income)
Interest expense	17,856	4,794	946	—	23,596
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(1,324)	270	1,000	(54)
Net other expense	39,907	3,470	1,216	1,000	45,593
(Loss) income before income taxes	(40,064)	14,649	3,087	(1,000)	(23,328)
(Benefit from) provision for income taxes	(15,247)	5,659	747	—	(8,841)
Net (loss) income before equity in earnings of affiliates	(24,817)	8,990	2,340	(1,000)	(14,487)
Equity in earnings (loss) of affiliates	10,330	1,340	—	(11,670)	—
Net (loss) income	$(14,487)	$10,330	$2,340	$(12,670)	$(14,487)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$294,445	$65,467	$(7,394)	$352,518
Cost of sales	—	256,873	61,924	(7,394)	311,403
Gross margin	—	37,572	3,543	—	41,115
Selling, general and administrative expenses	219	24,491	4,910	—	29,620
Operating (loss) income	(219)	13,081	(1,367)	—	11,495
Other expenses (income)
Interest expense	11,662	1,665	804	—	14,131
Other (income) expense, net	—	(1,772)	377	594	(801)
Net other expense	11,662	(107)	1,181	594	13,330
(Loss) income before income taxes	(11,881)	13,188	(2,548)	(594)	(1,835)
(Benefit from) provision for income taxes	(4,149)	4,566	625	—	1,042
Net (loss) income before equity in earnings of affiliates	(7,732)	8,622	(3,173)	(594)	(2,877)
Equity in earnings (loss) of affiliates	4,855	(3,767)	—	(1,088)	—
Net (loss) income	$(2,877)	$4,855	$(3,173)	$(1,682)	$(2,877)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(14,487)	$10,330	$2,340	$(12,670)	$(14,487)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,958	17,209	1,835	—	21,002
Equity in (earnings) loss of affiliates	(10,330)	(1,340)	—	11,670	—
Deferred income tax (benefit) provision	(15,247)	5,657	(21)	—	(9,611)
Stock compensation expense	157	157	—	(157)	157
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sale and disposition of property, plant and equipment	—	258	(11)	—	247
Changes in operating assets and liabilities:
Receivables	—	1,508	(2,244)	—	(736)
Inventories	—	(7,191)	(1,203)	—	(8,394)
Prepaid expenses and other assets	—	531	(240)	—	291
Accounts payable and accrued and other liabilities	(13,041)	(2,399)	(298)	—	(15,738)
Income tax receivable/payable	—	(107)	75	—	(32)
Net cash (used in) provided by operating activities	(39,107)	24,613	233	(1,157)	(15,418)
Cash flows from investing activities
Purchases of property, plant and equipment, including capitalized software	—	(20,499)	(4,401)	—	(24,900)
Proceeds from sales of property, plant and equipment	—	266	11	—	277
Investments in subsidiaries	(157)	—	—	157	—
Net cash (used in) provided by investing activities	(157)	(20,233)	(4,390)	157	(24,623)
Cash flows from financing activities
Repayment of subordinated term loan	—	(24)	—	—	(24)
Issuance of term loan	—	350,000	—	—	350,000
Repayment of capital lease obligations	—	(1,006)	—	—	(1,006)
Deferred loan costs paid	(6,745)	(9,993)	—	—	(16,738)
Dividend to parent	—	(150,000)	(1,000)	1,000	(150,000)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Borrowings under revolving credit facility	—	536,069	35,649	—	571,718
Repayments of revolving credit facility	—	(585,784)	(43,063)	—	(628,847)
Intercompany borrowings (repayments)	131,009	(137,706)	6,697		—
Capital contribution from guarantors	—	(6,198)	6,198	—	—
Net cash provided by (used in) financing activities	39,264	(4,642)	4,481	1,000	40,103
Effect of exchange rate changes on cash	—	584	(618)	—	(34)
Increase (decrease) in cash	—	322	(294)	—	28
Cash
Beginning of period	—	48	2,460	—	2,508
End of period	$—	$370	$2,166	$—	$2,536

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,877)	$4,855	$(3,173)	$(1,682)	$(2,877)
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	588	11,149	1,672	—	13,409
Equity in (earnings) loss of affiliates	(4,855)	3,767	—	1,088	—
Deferred income tax (benefit)provision	(4,150)	4,545	(47)	—	348
Stock compensation expense	219	219	—	(219)	219
Loss (gain) on sales and disposal of property, plant and equipment	—	523	(45)		478
Changes in operating assets and liabilities:					0
Receivables	—	(2,134)	(2,161)	—	(4,295)
Inventories	—	(10,657)	2,545	—	(8,112)
Prepaid expenses and other assets	—	(1,659)	2,600	—	941
Accounts payable and accrued and other liabilities	1	6,873	1,484	—	8,358
Income tax receivable/payable	—	(6)	(94)	—	(100)
Net cash (used in) provided by operating activities	(11,074)	17,475	2,781	(813)	8,369
Cash flows from investing activities
Investment in joint venture	—	(425)	—	—	(425)
Purchases of property, plant and equipment	—	(11,226)	(1,310)	—	(12,536)
Proceeds from sales of property, plant and equipment	—	215	204	—	419
Investments in subsidiaries	(219)	—	—	219	—
Net cash (used in) provided by investing activities	(219)	(11,436)	(1,106)	219	(12,542)
Cash flows from financing activities
Repayment of subordinated term loans	—	(24)	—	—	(24)
Deferred loan costs paid	(950)	—			(950)
Borrowings under revolving credit facility	—	383,965	30,136	—	414,101
Repayments of revolving credit facility	—	(376,697)	(32,108)	—	(408,805)
Intercompany borrowings (repayments)	12,243	(13,082)	839	—	—
Dividends paid	—	—	(594)	594	—
Net cash provided by (used in) financing activities	11,293	(5,838)	(1,727)	594	4,322
Effect of exchange rate changes on cash	—	16	132	—	148
Increase in cash	—	217	80	—	297
Cash
Beginning of period	—	160	473	—	633
End of period	$—	$377	$553	$—	$930

14.	Income Taxes
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
The effective income tax rate for 2011 was approximately 38%. The effective income tax rate for 2010 reflects significant foreign losses which we do not believe will result in a tax benefit. The jurisdiction in which earnings or deductions are realized may differ from our current estimates. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

15.	Lease Transactions
On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility. The Company determined that this lease qualified as a capital lease and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $5.2 million. The lease term is five years with a lease expiration date of July 2015. At June 30, 2011, $5.2 million of property, plant and equipment and approximately $1.0 million of accumulated depreciation are recorded related to the capital lease on the accompanying consolidated balance sheet. At June 30, 2011, approximately $869,000 and $3.2 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, on the accompanying consolidated balance sheet. At June 30, 2011, approximately $1.7 million in security deposits refundable at lease expiration are included in other assets on the accompanying consolidated balance sheet.
In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate and three leases related to extrusion equipment that the Company determined qualified as capital leases. The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million. The leases expired over various periods with the real estate lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively. Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was cancelled and the equipment was purchased by the Company for approximately $1.5 million. The new equipment leases expire in September 2014. At June 30, 2011, approximately $4.4 million of property, plant and equipment and approximately $142,000 of accumulated depreciation related to the real estate and approximately $3.4 million of property, plant and equipment and approximately $952,000 of accumulated depreciation related to the extrusion equipment are recorded on the accompanying consolidated balance sheet. At June 30, 2011, approximately $77,000 and $4.3 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, related to the assumed real estate lease. At June 30, 2011, approximately $830,000 and $2.1 million are included in the current portion of capital lease obligations and long-term capital lease obligations, less current portion, respectively, related to the equipment leases. At June 30, 2011, approximately $1.4 million in security deposits refundable at lease expiration are included in other assets in the accompanying consolidated balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended June 30, 2011 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•
the profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers;

•	our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

•	we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

•	financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

•	fluctuations in the equity market may adversely affect our pension plan assets and our future cash flows;

•	energy price increases could adversely affect the results of our operations;

•	we may be unable to adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	our operations could expose us to substantial environmental costs and liabilities;

•	we may not be able to obtain additional funding, if needed;

•	we may, from time to time, experience problems in our labor relations;

•	we are subject to risks related to our internal operations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

•
we are required to comply with Section 404 of the Sarbanes-Oxley Act, and there can be no assurance that we will be able to establish, maintain and apply effective internal control over financial reporting under applicable SEC rules promulgated under Section 404;

•	we may be adversely affected by interest rate changes;

•	numerous other factors over which we may have limited or no control may affect our performance and profitability;

•	our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Senior Notes and New Term Loan Facility;

•	our increased debt obligations as a result of our new debt structure could adversely affect our business and limit our ability to plan for or respond to changes in our business;

•	despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt and this could further exacerbate the risks described above;

•	to service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control;

•	the indenture governing our outstanding Senior Notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility will restrict our operations;

•	we may not successfully complete the integration of Exopack Meat, Cheese and Specialty (“EMCS”);

•	we may be unable to realize the expected cost savings and other synergies from the EMCS acquisition into our business and operations;

•	we may be unable to successfully or timely complete the transition of equipment and business related to the EMCS acquisition to our existing facilities; and

•	loss of key individuals could disrupt our operations and harm our business.
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

2011 Recapitalization Transactions

On May 31, 2011, the Company completed a series of transactions (the "Recapitalization Transactions") that recapitalized the Company's indebtedness. These transactions include:

•The entry into a six-year $350.0 million senior secured term loan facility (the "New Term Loan Facility");
•The amendment and restatement of the Company's existing revolving credit facility (the "Senior Credit Facility");
•The private placement of $235.0 million principal amount of 10% Senior Notes due 2018 (the "Senior Notes"); and
•The repayment of all of the Company's outstanding 11.25% senior notes due 2014 (the "Former Senior Notes").
We used the proceeds from the Recapitalization Transactions to repay all of the outstanding Former Senior Notes, including accrued interest of $12.3 million and early redemption and consent costs of $10.2 million, repaid borrowings outstanding under the Senior Credit Facility of $73.7 million, paid a dividend to an affiliate of Sun Capital of $150.0 million and funded total financing costs of approximately $17.7 million. See Note 5 to our consolidated financial statements included elsewhere in this quarterly report and "Financing Arrangements as of June 30, 2011" below for further information regarding the Recapitalization Transactions and our current financing arrangements.

EMCS Acquisition
On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”), involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat. EMCS is included within our consumer food and specialty packaging segment (see Note 12 to our consolidated financial statements included elsewhere in this quarterly report). The acquisition of EMCS provided us with a leading market position in the flexible packaging market for meat and cheese and expanded our technology base and product offerings in the consumer food and specialty packaging segment.
Reportable Segments
Our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) consumer food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The consumer food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss. The EMCS acquisition is included in the consumer food and specialty packaging segment for the three and six months ended June 30, 2011.
Severance Expenses
During the three and six months ended June 30, 2011 and 2010, we terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, we also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our consumer food and specialty packaging segment facilities. In connection with these terminations, we recorded employee termination costs of approximately $411,000 and $1.3 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $455,000 and $2.1 million for the six months ended June 30, 2011 and 2010, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. Of these amounts, we paid approximately $448,000 through June 30, 2011 and approximately $426,000 remained accrued for employee termination benefits at June 30, 2011. We expect that the remaining $426,000 will primarily be paid in 2011.

Results of Operations
The following presents an overview of our results of operations for the three months ended June 30, 2011 compared with the three months ended June 30, 2010.

	Three Months Ended
	June 30, 2011		June 30, 2010
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$219,767	100.0%	$179,630	100.0%
Cost of sales	189,307	86.1%	159,417	88.7%
Selling, general and adminstrative expenses	21,048	9.6%	15,455	8.6%
Interest expense	12,262	5.6%	7,113	4.0%
Loss on early extinguishment of debt	22,051	10.0%	—	—%
Other income, net	(139)	(0.1)%	(850)	(0.5)%
Loss before income taxes	(24,762)	(11.3)%	(1,505)	(0.8)%
(Benefit from) provision for income taxes	(9,426)	(4.3)%	519	0.3%
Net loss	$(15,336)	(7.0)%	$(2,024)	(1.1)%

Net Sales. Net sales for the three months ended June 30, 2011 increased by approximately $40.1 million, or 22%, compared with the same period in 2010. This increase was primarily attributable to additional net sales related to EMCS of approximately $36.0 million. Excluding EMCS, net sales increased $4.1 million, or 2%, due to an increase in the average selling price of approximately 6% partially offset by a decrease in volume of approximately 4%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of approximately $1.0 million. The decrease in sales volume was driven by all segments with the exception of our coated products segment. The increase in average sales price was driven by increases across all segments.
Cost of Sales. Cost of sales for the three months ended June 30, 2011 increased by approximately $29.9 million, or 19%, compared with the same period in 2010. This increase is primarily attributable to cost of sales related to the increase in net sales associated with the EMCS acquisition of approximately $31.5 million. Excluding the effects of EMCS, cost of sales as a percentage of net sales decreased to 85.9% of net sales, or $157.8 million for the three months ended June 30, 2011 from 88.7% of net sales, or $159.4 million for the three months ended June 30, 2010. Cost of sales for the three months ended June 30, 2011 was favorably impacted by greater manufacturing efficiencies due to the installation of new capital equipment and the realignment of certain facilities.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2011 increased by approximately $5.6 million, or 36%, compared with the same period in 2010. Excluding the increase in SG&A expense related to EMCS of approximately $2.0 million, SG&A increased by approximately $3.6 million or 23%. The significant components of the total increase in SG&A expenses, excluding SG&A expenses attributable to EMCS, were costs related to the Recapitalization Transactions of $4.0 million, including expense of $3.6 million related to stock option holder bonuses as further described in Note 7 of our consolidated financial statements included elsewhere in this report, an increase of $670,000 related to the integration of EMCS, an increase of $498,000 in management fees, and other lesser increases totaling $611,000. These increased expenses were partially offset by a decrease of approximately $1.2 million in due diligence and other costs related to the acquisition of EMCS and a decrease of approximately $1.0 million in severance expense.
Interest Expense. Interest expense for the three months ended June 30, 2011 increased by approximately $5.1 million, or approximately 72%, compared with the same period in 2010 primarily due to increased interest associated with the New Term Loan Facility, interest expense associated with the new debt incurred during the third quarter of 2010 in connection with the EMCS acquisition, amortization of deferred loan costs associated with the new debt incurred during the third quarter of 2010 and increased interest expense related to capital lease obligations, partially offset by a reduction in interest costs related to outstanding senior notes as a result of the replacement of the Former Senior Notes with the Senior Notes in connection with the Recapitalization Transactions.
Loss on Early Extinguishment of Debt. During the three months ended June 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Other income, net. Other income for the three months ended June 30, 2011 decreased by approximately $711,000, or 84% compared to the same period in 2010 primarily due to a decrease of approximately $1.0 million in insurance proceeds received in 2010 related to a third quarter 2009 press fire at one of our food and specialty packaging facilities, partially offset by a decrease in net foreign exchange losses related to our Canadian and United Kingdom operations.
Income Tax Expense. We recorded an income tax benefit of approximately $9.4 million for the three months ended June 30, 2011, on loss before income taxes of approximately $24.8 million, or an effective tax rate of 38%. The income tax expense of $519,000 recorded for the same period in 2010 was based on a loss before income taxes of approximately $1.5 million. The 2010 income tax rate was significantly impacted by foreign losses which we do not believe will result in a tax benefit.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $54.9 million and $55.5 million, and operating income of $6.5 million and $4.9 million, for the three months ended June 30, 2011 and 2010, respectively. The small decrease in net sales was due to a decrease in volume of 6% largely offset by an increase in average selling price. The increase in operating income of $1.6 million, or 33%, was primarily due to a favorable mix of increased sales of pet food bags offset by decreased sales of other specialty packaging, operational efficiencies such as higher productivity and lower waste and certain operational and business changes in the prior year period.

Our consumer food and specialty packaging segment had net sales of $99.8 million and $59.9 million, and operating income of $9.7 million and $1.9 million, for the three months ended June 30, 2011 and 2010, respectively. The increase in net sales was primarily attributable to an increase in net sales related to EMCS of approximately $36.0 million. Excluding EMCS, net sales increased $3.9 million, or 6%, due to an increase in the average selling price of approximately 9%, which includes favorable foreign exchange impact of approximately $1.0 million, partially offset by a decrease in volume of approximately 3%. The increase in operating income of approximately $5.3 million, excluding operating income of $2.5 million related to EMCS, was primarily due to the increase in net sales, operational efficiencies such as higher productivity and lower waste, in part due to the installation of new capital equipment and certain operational and business changes in the prior year, and decreased selling, general and administrative expenses.
Our performance packaging segment had net sales of $44.1 million and $45.1 million, and operating income of $2.4 million and $3.5 million, for the three months ended June 30, 2011 and 2010, respectively. The decrease in net sales from 2010 was primarily due to a decrease in volume of 5% partially offset by an increase in the average selling price of approximately 3%. The decrease in operating income of $1.1 million, or 31%, was primarily attributable to the decrease in sales, increased delivery costs and costs related to the closure of the Longview, TX facility.
Our coated products segment had net sales of $21.0 million and $19.1 million, and operating income of $3.2 million and $2.9 million for the three months ended June 30, 2011 and 2010, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical and commercial printing markets. The increase in operating income of $339,000, or 12%, was primarily the result of the increased sales partially offset by increased depreciation expense.
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $4.0 million for the three months ended June 30, 2011 as compared with the same period in 2010. The increase in corporate operating loss was attributable to costs related to the Recapitalization Transactions, increased start-up and transition costs related to the integration of EMCS, increased management fees, and increased costs not allocated to a segment. These cost increases were partially offset by decreases in due diligence and other costs related to the acquisition of EMCS and decreased severance costs.

	Six Months Ended
	June 30, 2011		June 30, 2010
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$444,248	100.0%	$352,518	100.0%
Cost of sales	383,763	86.4%	311,403	88.3%
Selling, general and adminstrative expenses	38,220	8.6%	29,620	8.4%
Interest expense	23,596	5.3%	14,131	4.0%
Loss on early extinguishment of debt	22,051	5.0%	—	—%
Other income, net	(54)	—%	(801)	(0.2)%
Loss before income taxes	(23,328)	(5.3)%	(1,835)	(0.5)%
(Benefit from) provision for income taxes	(8,841)	(2.0)%	1,042	0.3%
Net loss	$(14,487)	(3.3)%	$(2,877)	(0.8)%

Net Sales. Net sales for the six months ended June 30, 2011 increased by approximately $91.7 million, or 26%, compared with the same period in 2010. This increase was primarily attributable to additional net sales related to EMCS of approximately $73.4 million. Excluding EMCS, net sales increased $18.3 million, or 5%, due to an increase in the average selling price of approximately 6% partially offset by a decrease in volume of approximately 1%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of approximately $1.9 million. The decrease in sales volume was driven by all segments with the exception of our coated products segment. The increase in average sales price was driven by increases across all segments.

Cost of Sales. Cost of sales for the six months ended June 30, 2011 increased by approximately $72.4 million, or 23%, compared with the same period in 2010. This increase is primarily attributable to cost of sales related to the increase in sales associated with the EMCS acquisition of approximately $65.3 million. Excluding the effects of EMCS, cost of sales as a percentage of net sales decreased to 85.9%, or $318.4 million for the six months ended June 30, 2011 from 88.3% of net sales, or $311.4 million for the six months ended June 30, 2010. Cost of sales for the six months ended June 30, 2011 was favorably impacted by operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010 and a reduction in costs related to certain operational and business changes. These improvements were partially offset by accelerated depreciation expense on certain property, plant and equipment to be replaced in the third quarter of 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2011 increased by approximately $8.6 million, or 29%, compared with the same period in 2010. Excluding the increase in SG&A expense related to EMCS of approximately $3.9 million, SG&A increased by approximately $4.7 million, or 16%. The significant components of the total increase in SG&A expenses, excluding SG&A expenses attributable to EMCS, were costs related to the Recapitalization Transactions of $4.0 million, including expense of $3.6 million related to stock option holder bonuses as further described in Note 7 of our consolidated financial statements included elsewhere in this report, an increase of $1.4 million related to the integration of EMCS, an increase of $712,000 in management fees, and other lesser increases totaling $1.1 million. These increased expenses were partially offset by a decrease of approximately $1.5 million in severance costs and a decrease of approximately $1.0 million in due diligence and other costs related to the acquisition of EMCS.
Interest Expense. Interest expense for the six months ended June 30, 2011, increased by approximately $9.5 million, or approximately 67%, compared with the same period in 2010 primarily due to increased interest associated with the New Term Loan Facility, interest expense associated with the new debt incurred during the third quarter of 2010 in connection with the EMCS acquisition, amortization of deferred loan costs associated with the new debt incurred during the third quarter of 2010 and increased interest expense related to capital lease obligations, partially offset by a reduction in interest costs related to outstanding senior notes as a result of the replacement of the Former Senior Notes with the Senior Notes in connection with the Recapitalization Transactions.
Loss on Early Extinguishment of Debt. During the six months ended June 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Other income, net. Other income for the six months ended June 30, 2011 decreased by approximately $747,000, or approximately 93% compared to the same period in 2010 primarily due to a decrease of approximately $1.0 million in insurance proceeds received in 2010 related to a third quarter 2009 press fire at one of our food and specialty packaging facilities, partially offset by a decrease in the net foreign exchange losses related to our Canadian and United Kingdom operations.
Income Tax Expense. We recorded an income tax benefit of approximately $8.8 million for the six months ended June 30, 2011, on loss before income taxes of approximately $23.3 million, or an effective tax rate of 38%. The income tax expense of approximately $1.0 million recorded for the same period in 2010 was based on a loss before income taxes of $1.8 million. The 2010 income tax rate was significantly impacted by foreign losses which we do not believe will result in a tax benefit.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $116.4 million and $112.4 million, and operating income of $14.7 million and $11.3 million, for the six months ended June 30, 2011 and 2010, respectively. The increase in net sales was primarily due to an increase in average selling price of 7%, partially offset by a decrease in sales volume of 3%. The increase in operating income of $3.4 million, or 30%, was largely due to the increase in sales, operational efficiencies such as higher productivity and lower waste, and a reduction in costs related to certain operational business changes.
Our consumer food and specialty packaging segment had net sales of $198.3 million and $115.3 million, and operating income of $17.7 million and $4.0 million, for the six months ended June 30, 2011 and 2010, respectively. This increase in net sales was primarily attributable to an increase in net sales related to EMCS of approximately $73.4 million. Excluding EMCS, net sales increased $9.6 million, or 8%, due to an increase in the average selling price of approximately 9%, which includes favorable foreign exchange of approximately $1.9 million, partially offset by a decrease in sales volume of 1%. The increase in operating income of approximately $9.5 million, excluding operating income of $4.2 million related to EMCS, was primarily due to the increased sales, operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010, decreased depreciation expense due to accelerated depreciation in the first half of 2010, and decreased selling, general and administrative costs.

Our performance packaging segment had net sales of $88.6 million and $87.9 million, and operating income of $4.3 million and $6.6 million, for the six months ended June 30, 2011 and 2010, respectively. The slight increase in sales from 2010 was the result of an increase in the average selling price of approximately 3%, partially offset by a decrease in sales volume of approximately 2%. The decrease in operating income of $2.3 million, or 35%, was primarily attributable to an increase in depreciation expense and other costs associated with the planned closure of the Longview, TX facility in the third quarter of 2011, increased delivery costs and unfavorable sales mix.
Our coated products segment had net sales of $41.0 million and $36.9 million, and operating income of $6.4 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical and commercial printing markets. The increase in operating income of $1.6 million, or 33%, was primarily the result of increased sales, operational efficiencies such as higher productivity and lower waste and favorable sales mix, partially offset by increased depreciation expense.
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $5.7 million for the six months ended June 30, 2011 as compared with the same period in 2010. The increase in corporate operating loss was attributable to costs related to the Recapitalization Transactions, increased start-up and transition costs related to the integration of EMCS, increased management fees, and increased costs not allocated to a segment. These cost increases were partially offset by decreases in due diligence and other costs related to the acquisition of EMCS and decreased severance costs.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2011 compared to the Six Months Ended June 30, 2010
Cash flows used by operating activities for the six months ended June 30, 2011 of $15.4 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $9.2 million (net loss of $14.5 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $21.0 million, loss from early extinguishment of debt of $11.9 million, deferred income tax benefit of $9.6 million plus other non-cash items that net to approximately $404,000, including stock compensation expense and loss on sales and disposition of property, plant and equipment). The net unfavorable working capital changes resulted from increases in inventories and trade receivables partially offset by decreases in accounts payable and accrued and other liabilities. Inventories increased $8.4 million due largely to increased raw material costs and increased quantities. Trade accounts receivable increased $736,000 due to increased sales. Accounts payable and accrued and other liabilities decreased $15.7 million due primarily to the repayment of the Former Senior Notes and all accrued interest during the quarter ended June 30, 2011, partially offset by an increase in accounts payable resulting from rising raw material costs.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010 were $24.6 million and $12.5 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software in both periods and investment in our joint venture during the six months ended June 30, 2010, partially offset by proceeds from sales of property, plant and equipment for both periods.
Cash flows provided by financing activities for the six months ended June 30, 2011 were $40.1 million, primarily comprised of net borrowings on the New Term Loan Facility and issuance of the Senior Notes partially offset by the repayment of the Former Senior Notes, a dividend paid to our parent company, repayment of our revolving line of credit, deferred loan costs paid and capital lease obligation payments. Cash flows provided by financing activities for the six months ended June 30, 2010 were $4.3 million, which was primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payment on the Former Senior Notes and capital expenditures.
Financing Arrangements as of June 30, 2011
Information about our financing arrangements as of June 30, 2011, including the Senior Notes, our Senior Credit Facility, and our New Term Loan Facility, is also included in Note 5 of the consolidated financial statements included elsewhere in this report.
On May 31, 2011, we issued the Senior Notes in a private placement pursuant to Rule 144A and Regulation S. The initial aggregate principal amount of the Senior Notes issued is $235.0 million. The Senior Notes mature on June 1, 2018. Interest accrues at the rate of 10% per annum and is payable on a semi-annual basis each June and December 1st, commencing on December 1, 2011. The indenture governing the Senior Notes imposes certain restrictions on us, including, but not limited to, our ability to incur additional indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of our subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of our assets. We incurred approximately $6.7 million in deferred financing costs related to the Senior Notes for the period ended June 30, 2011, which will be amortized over the term of the Senior Notes.

Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the New Term Loan Facility for $350.0 million. The New Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The New Term Loan Facility matures on May 31, 2017. We are required to repay installments on the New Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. The interest rate at June 30, 2011 was 6.5%. The New Term Loan Facility contains events of default, including, but not limited to, for failure to make payments under the New Term Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At June 30, 2011, we were in compliance with these restrictions. We incurred approximately $10.1 million in deferred financing costs related to the New Term Loan Facility which will be amortized over the term of the New Term Loan Facility.
On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated in connection with the Recapitalization Transactions, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016. Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. We incurred approximately $0.9 million in additional deferred financing costs related to the Senior Credit Facility for the period ended June 30, 2011, which will be amortized over the term of the Senior Credit Facility. The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict us and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates.
Liquidity and Capital Outlook
We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Since the second half of 2008, global financial markets have experienced significant liquidity challenges. Despite certain government intervention, capital market financing has become less available and more expensive. Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the foreseeable future, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility and New Term Loan Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our existing Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.

We expect to incur a total of approximately $45.8 million in interest expense related to the Senior Notes and New Term Loan Facility in 2011, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2011 will be approximately $42.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the New Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. At June 30, 2011, there were no borrowings outstanding and approximately $70.9 million was available for borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2011.
As noted above, the indenture governing the Senior Notes, the credit agreement governing our New Term Loan Facility and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures on May 31, 2016, the New Term Loan Facility matures on May 31, 2017 and the Senior Notes mature June 1, 2018. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.
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
Our ability to pay future dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the New Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board of Directors.
Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $639,000 at June 30, 2011. We recognized approximately $32,000 as our share of the income of the joint venture’s operations and received loan payments of approximately $63,000 during the three months ended June 30, 2011. For the six months ended June 30, 2011, we recognized approximately $44,000 as our share of the loss of the joint venture's operations and received loan payments of approximately $85,000. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at June 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Beyond 2015
	(dollar amounts in thousands)
Long-term Debt obligations:
New Term Loan Facility	$350,000	$1,750	$7,000	$7,000	$334,250
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	—	—	—	—	—
Capital lease obligations	15,256	1,342	5,368	3,516	5,030
Term Loan	8	8	—	—	—
Total debt obligations	600,264	3,100	12,368	10,516	574,280
Pension funding obligations(2)	20,384	2,164	8,398	6,456	3,366
Operating lease obligations	39,219	5,139	16,692	9,627	7,761
Interest payments(3)	299,169	25,215	92,621	91,574	89,759
Total contractual obligations	$959,036	$35,618	$130,079	$118,173	$675,166

(1)
Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore if we had borrowings outstanding under our Senior Credit Facility the entire amount would be classified as a current liability. The Senior Credit Facility does not mature until May 31, 2016.

(2)	Represents currently estimated amounts.

(3)	Includes payments on the fixed rate Senior Notes and estimated payments on the variable rate New Term Loan Facility.
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
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the senior credit facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. As of June 30, 2011, there were no borrowings outstanding on the Senior Credit Facility.

We are also exposed to market risk in the form of interest rate risk related to the New Term Loan Facility. Borrowings on the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the New Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate at June 30, 2011 for the New Term Loan Facility was 6.5%.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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
Eric M. Lynch
Chief Financial Officer

Date: August 12, 2011

EXHIBIT INDEX

Exhibit Number	Description
4.1
Second Supplemental Indenture, dated as of May 24, 2011, by and among Exopack Holding Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on May 31, 2011)

4.2
Indenture, dated as of May 31, 2011, by and among Exopack Holding Corp., the gurantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on June 6, 2011)

4.3
Exchange and Registration Rights Agreement, dated as of May 31, 2011, by and among Exopack Holding Corp., the guarantors party thereto and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporation, as representatives (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on June 6, 2011)

10.1
Credit Agreement, dated as of May 31, 2011, by and among Exopack, LLC and Cello-Foil Products, Inc. as borrowers, Exopack Key Holdings, LLC, Exopack Holding Corp. and certain subsidiaries of Exopack Key Holdings, LLC, as Gurantors, each lender from time to time thereto, Bank of America, N.A.. as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Lending Partners, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on June 6, 2011)

10.2
Third Amended and Restated Credit Agreement, dated as of January 31, 2006, as Amended and Restated as of October 31, 2007, as further Amended and Restated as of July 2, 2010, as further Amended and Restated as of May 31, 2011, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films, Inc., and Exopack-Newmarket, Ltd as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender, and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender, and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on June 6, 2011)

10.3	Form of Bonus Agreement (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 6, 2011)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002