Form 10-Q/A
period 2011-06-30
EXOPACK HOLDING CORP
filed 2011-09-02
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The sole purpose of this amendment No. 1 to Exopack Holding Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securities and Exchange Commission on August 12, 2011 (the "Form 10-Q") is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 consists of the following, formatted in XBRL (eXtensible Business Reporting Language):

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-Q. The Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1 *
Second Supplemental Indenture, dated as of May 24, 2011, by and among Exopack Holding Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on May 31, 2011)

4.2 *
Indenture, dated as of May 31, 2011, by and among Exopack Holding Corp., the gurantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our current report on Form 8-K filed on June 6, 2011)

4.3 *
Exchange and Registration Rights Agreement, dated as of May 31, 2011, by and among Exopack Holding Corp., the guarantors party thereto and Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporation, as representatives (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed on June 6, 2011)

10.1 *
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

10.2 *
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

10.3 *	Form of Bonus Agreement (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on June 6, 2011)

31.1 *	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS **	XBRL Instance Document

100.SCH **	XBRL Taxonomy Extension Schema Document

100.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB **	XBRL Taxonomy Extension Label Linkbase Document

100.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Included with Exopack Holding Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 filed with the Securites and Exchange Commission on August 12, 2011.

**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Tom Vale
Tom Vale
President and Chief Executive Officer

By:	/s/ Eric M. Lynch
Eric M. Lynch
Chief Financial Officer

Date: September 2, 2011