Form 10-Q
period 2011-09-30
EXOPACK HOLDING CORP
filed 2011-11-14
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of November 14, 2011, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	September 30, 2011	December 31, 2010
Assets
Current assets
Cash	$1,311	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,294 and $1,550 for 2011 and 2010, respectively)	97,997	94,951
Other receivables	3,129	3,463
Inventories	110,569	103,728
Deferred income taxes	3,599	3,703
Prepaid expenses and other current assets	4,135	3,240
Total current assets	220,740	211,593
Property, plant, and equipment, net	221,396	214,293
Deferred financing costs, net	17,806	14,998
Intangible assets, net	90,132	92,984
Goodwill	69,649	69,642
Other assets	8,858	6,298
Total assets	$628,581	$609,808
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$7,980	$58,815
Accounts payable	80,673	83,607
Accrued liabilities	38,958	46,868
Income taxes payable	910	972
Total current liabilities	128,521	190,262
Long-term liabilities
Long-term debt, less current portion	580,625	320,000
Capital lease obligations, less current portion	11,288	10,501
Deferred income taxes	22,278	32,878
Other liabilities	12,577	16,172
Total long-term liabilities	626,768	379,551
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at September 30, 2011 and December 31, 2010	—	—
(Distributions in excess of) Additional paid-in capital	(76,174)	73,521
Accumulated other comprehensive loss, net	(8,047)	(7,095)
Accumulated deficit	(42,487)	(26,431)
Total stockholder’s (deficit) equity	(126,708)	39,995
Total liabilities and stockholder’s (deficit) equity	$628,581	$609,808
The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net sales	$219,644	$216,689	$663,892	$569,207
Cost of sales	190,546	187,380	574,309	498,783
Gross margin	29,098	29,309	89,583	70,424
Selling, general and administrative expenses	18,341	19,293	56,561	48,913
Operating income	10,757	10,016	33,022	21,511
Other expenses
Interest expense	12,976	10,922	36,572	25,053
Loss on early extinguishment of debt	—	—	22,051	—
Other income, net	(96)	(96)	(150)	(897)
Net other expenses	12,880	10,826	58,473	24,156
Loss before income taxes	(2,123)	(810)	(25,451)	(2,645)
(Benefit from) provision for income taxes	(554)	(293)	(9,395)	749
Net loss	$(1,569)	$(517)	$(16,056)	$(3,394)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIT) EQUITY (unaudited)
(in thousands of dollars, except share data)

	Common Stock		(Distributions in excess of) Additional Paid-in	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balances at December 31, 2010	1	$—	$73,521	$(7,095)	$(26,431)	$39,995
Stock compensation expense	—	—	305	—	—	305
Net loss	—	—	—	—	(16,056)	(16,056)
Dividend to parent	—	—	(150,000)	—	—	(150,000)
Translation adjustment	—	—	—	(952)	—	(952)
Balances at September 30, 2011	1	$—	$(76,174)	$(8,047)	$(42,487)	$(126,708)

The accompanying notes are an integral part of these consolidated financial statements.

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities
Net loss	$(16,056)	$(3,394)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	30,224	22,829
Deferred income tax (benefit) provision	(10,508)	(405)
Stock compensation expense	305	206
Loss on early extinguishment of debt	11,883	—
Loss on sale and disposition of property, plant and equipment	909	473
Changes in operating assets and liabilities:
Receivables	(3,255)	(14,134)
Inventories	(7,011)	(4,862)
Prepaid expenses and other assets	(776)	(423)
Accounts payable and accrued and other liabilities	(13,879)	6,862
Income tax receivable/payable	(72)	212
Net cash (used in) provided by operating activities	(8,236)	7,364
Cash flows from investing activities
Repayments from (investment in) joint venture	85	(425)
Purchases of property, plant and equipment, including capitalized software	(34,779)	(18,375)
Proceeds from sales of property, plant and equipment	1,383	7,196
Acquisition of business	—	(82,124)
Net cash used in investing activities	(33,311)	(93,728)
Cash flows from financing activities
Repayment of subordinated term loan	(33)	(36)
Issuance of new term loan	350,000	—
Repayments on new term loan	(875)	—
Borrowings on term loan	—	100,000
Repayment on term loan	—	(100,000)
Repayment of capital lease obligations	(1,447)	(404)
Deferred loan costs paid	(17,753)	(12,323)
Dividend to parent	(150,000)	—
Issuance of senior notes	235,000	100,000
Repayment of former senior notes	(320,000)	—
Borrowings under revolving credit facility	809,215	668,629
Repayments of revolving credit facility	(863,694)	(668,716)
Net cash provided by financing activities	40,413	87,150
Effect of exchange rate changes on cash	(63)	56
(Decrease) increase in cash	(1,197)	842
Cash
Beginning of period	2,508	633
End of period	$1,311	$1,475

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
The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom, and Canada and operates one distribution warehouse in China. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities. The Company operates five facilities in the performance packaging segment, of which the Company leases two and owns the remaining three facilities. The Company operates two manufacturing facilities and one distribution warehouse in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China. During the quarter ended September 30, 2011, the Company closed its manufacturing facility located in Longview, Texas. The Company transferred equipment from the Longview facility to other performance packaging facilities and sold the land and building to a third party.
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
Third party net sales and operating income related to EMCS for the six months ended June 30, 2011 were approximately $73.4 million and $4.2 million, respectively. There are no comparable sales and operating income included in the six months ended June 30, 2010 because the Company acquired EMCS on July 13, 2010.
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

Proforma net sales and operating loss have been calculated as though the EMCS acquisition date was January 1, 2010. Proforma net sales and net loss for the nine months ended September 30, 2010 were approximately $648.0 million and $2.5 million, respectively.
The unaudited proforma financial information presented above does not purport to be indicative of the future results of operations of the combined businesses.
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
Certain prior year amounts have been reclassified in order to conform with the 2011 presentation.

Variable Interest Entity
During 2009, the Company entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $652,000 at September 30, 2011. For the three month period ending September 30, 2011, the Company recognized approximately $12,000 as its share of income from the joint venture's operations and received no loan payments. For the nine month period ending September 30, 2011, the Company recognized approximately $31,000 as its share of the loss of the joint venture’s operations and received loan payments of approximately $85,000. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

2.	Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"), clarifying some existing concepts, eliminating wording differences between GAAP and IFRS, and in some cases, change some principles to achieve convergence between GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements of any disclosure about fair value between GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company's financial condition, results of operations or cash flows.
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
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, allowing an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company does not expect the adoption of the new accounting rules to have a material effect on the Company's financial condition, results of operations or cash flows.

3.	Inventories
The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	September 30, 2011	December 31, 2010
Inventories
Raw materials and supplies	$39,820	$42,812
Work in progress	15,668	12,275
Finished goods	55,081	48,641
Total inventories	$110,569	$103,728

4.	Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company had total goodwill of approximately $69.6 million at September 30, 2011 and December 31, 2010.
At September 30, 2011, approximately $26.2 million, $19.2 million, $21.6 million and $2.6 million of goodwill was assigned to the pet food and specialty packaging segment, the consumer food and specialty packaging segment, the performance packaging segment and the coated products segment, respectively, which are aligned with the Company’s four reporting units. Goodwill, with the exception of approximately $3.3 million and $1.9 million assigned to the Company’s consumer food and specialty packaging and coated products segments, respectively, is not deductible for tax purposes.
The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	September 30, 2011	December 31, 2010
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,281	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and tradenames (amortized over 20 years)	2,621	2,618
	53,065	53,057
Accumulated amortization	(13,933)	(11,073)
Net definite-lived intangible assets	39,132	41,984
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$90,132	$92,984
The increase in gross intangible assets during the nine months ended September 30, 2011 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2011 and 2010 was approximately $948,000 and $806,000, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $2.9 million and $1.8 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $947,000 for the remainder of 2011, approximately $3.8 million for each of the years 2012 through 2014 and approximately $3.5 million for 2015.

5.	Financing Arrangements

2011 Recapitalization Transactions

On May 31, 2011, the Company completed a series of transactions (the "Recapitalization Transactions") that recapitalized the Company's indebtedness. These transactions included:

•The private placement of $235.0 million principal amount of 10% senior notes due 2018;
•The entry into a six-year $350.0 million senior secured term loan facility;
•The amendment and restatement of the Company's existing revolving credit facility; and
•The repayment of all of the Company's outstanding 11.25% senior notes due 2014 (the "Former Senior Notes").

The Recapitalization Transactions and the Company's current financing arrangements are further described below.

The balances due under long-term debt agreements at September 30, 2011 were as follows:

(in thousands of dollars)
Senior Notes	$235,000
New Term Loan Facility	349,125
Senior Credit Facility	2,531
Total debt	586,656
Less: Current portion	6,031
Total long-term debt	$580,625

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
The Company and all of its domestic restricted subsidiaries have guaranteed the Senior Notes. See Note 13 for supplemental guarantor financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness or issue preferred stock, pay dividends or make other distributions or repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets.
The Company incurred approximately $6.8 million in deferred financing costs related to the Senior Notes for the period ended September 30, 2011, which are being amortized over the term of the Senior Notes.
New Term Loan Facility
On May 31, 2011, the Company, its parent company and certain of the Company’s subsidiaries entered into a new $350.0 million senior secured term loan B facility (the “New Term Loan Facility”). In addition to providing for term loans of up to $350.0 million, the New Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. In general, in the absence of an event of default, the New Term Loan Facility matures on May 31, 2017.
The Company is required to repay installments on the New Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. The interest rate at September 30, 2011 was 6.5%.

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
The New Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At September 30, 2011, the Company was in compliance with these restrictions.
The Company incurred approximately $10.1 million in deferred financing costs related to the New Term Loan Facility which are being amortized over the term of the New Term Loan Facility.
Senior Credit Facility
Since January 31, 2006, the Company has maintained a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations. On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million.
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010. At September 30, 2011, approximately $2.5 million was outstanding and approximately $68.7 million was available for additional borrowings under the Senior Credit Facility. At September 30, 2011 there were outstanding letters of credit of approximately $3.8 million under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2011 was approximately 4.3%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.
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

Under the Senior Credit Facility, in general, interest for the three and nine months ended September 30, 2010 accrued on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to LIBOR plus 1.5% (as defined in the prior loan agreement). Interest accrued on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to the BA Rate (as defined in the prior loan agreement) plus 1.5%.
The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At September 30, 2011, the Company was in compliance with these covenants.
The Company incurred approximately $817,000 in additional deferred financing costs related to the amendment of the Senior Credit Facility during the period ended September 30, 2011, which are being amortized over the term of the Senior Credit Facility.
Loss on Early Extinguishment of Debt
In May 2011, the Company entered into the New Term Loan Facility and issued the Senior Notes and used a portion of the proceeds to repay the Former Senior Notes and all amounts outstanding under the Senior Credit Facility. In connection with the refinancing transaction, the Company wrote off deferred financing costs of approximately $11.9 million and paid approximately $10.2 million in early redemption and consent costs related to the Former Senior Notes.
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
Credit and Guaranty Agreement
On July 13, 2010, in connection with the EMCS acquisition, the Company, Exopack Key Holdings, LLC, and certain subsidiaries of the Company, as guarantors, entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with Goldman Sachs Lending Partners LLC (“GS Lending Partners”), as Sole Lead Arranger, Sole Lead Bookrunner, Administrative Agent, Syndication Agent and Documentation Agent. The Credit Agreement provided for a term loan of up to $100.0 million (the “Term Loan”). Immediately prior to the closing of the EMCS acquisition, the Company borrowed the full amount of the Term Loan and used the proceeds for (i) consideration in respect of the EMCS acquisition, (ii) certain transaction costs related to the EMCS acquisition and (iii) up to $5.0 million of integration costs in connection with the EMCS acquisition. The Company’s obligations under the Credit Agreement were guaranteed by the Company’s parent and certain subsidiaries of the Company set forth in the Credit Agreement.

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
The Term Loan and related accrued interest was repaid on September 24, 2010 using proceeds received from the Company's 2010 issuance of the Former Senior Notes.
The Company paid $11.6 million in deferred financing fees related to the Credit Agreement and the 2010 issuance of the Former Senior Notes during the year ended December 31, 2010. These deferred financing fees were transferred to the Former Senior Notes and were written off with the repayment of the Former Senior Notes during the three months ended June 30, 2011.

Lease Transactions
On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility. The Company determined that this lease qualified as a capital lease ("Sale/Leaseback Lease") and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $5.2 million. The lease term is five years with a lease expiration date of July 2015. At September 30, 2011, approximately $1.7 million in security deposits refundable at lease expiration are included in other assets on the accompanying consolidated balance sheet.
In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate ("EMCS Real Estate Lease") and three leases related to extrusion equipment that the Company determined qualified as capital leases. The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million. The leases expired over various periods with the EMCS Real Estate Lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively. Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was canceled and the equipment was purchased by the Company for approximately $1.5 million. The new equipment lease ("EMCS Equipment Lease") expires in September 2014. At September 30, 2011, approximately $1.4 million in security deposits refundable at lease expiration are included in other assets in the accompanying consolidated balance sheet.
On September 1, 2011 the Company entered into a lease agreement with a third party related to real estate for the facility located in Thomasville, North Carolina. The Company has determined this lease qualifies as a capital lease ("Thomasville Real Estate Lease") and, accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $2.3 million. The lease term is ten years and four months with a lease expiration date of December 31, 2021.
The components of the Company's capital leases are as follows at September 30, 2011.

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short Term	Long Term	Total

(in thousands of dollars)

Sale/Leaseback Lease	5 years	$5,154	$(1,289)	$3,865	$888	$2,923	$3,811

EMCS Real Estate Lease	9 years	4,446	(178)	4,268	77	4,281	4,358

EMCS Equipment Lease	4 years	3,631	(1,190)	2,441	847	1,924	2,771

Thomasville Real Estate Lease	10.3 years	2,307	(19)	2,288	137	2,160	2,297

Total		$15,538	$(2,676)	$12,862	$1,949	$11,288	$13,237

6.	Stock Option Plan
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
The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2011 and 2010. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG issued 4,500 and 11,000 options for the nine months ended September 30, 2011 and September 30, 2010, respectively. The Company recorded stock compensation expense of approximately $148,000 and $13,000 during the three months ended September 30, 2011 and 2010, respectively, and approximately $305,000 and $206,000 during the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $987,000. This compensation cost is expected to be recognized over the remaining weighted-average period of 2.1 years.
The fair value of options granted during the three and nine months ended September 30, 2011 was estimated using the Black-Scholes pricing model. The estimated fair value of $52.00 was based on a 10-year weighted-average expected life, a risk-free interest rate of 2.03% and volatility of 40%.
The following tables summarize information about stock options outstanding at September 30, 2011 (there were no stock options exercisable at September 30, 2011).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	42,400	4.0 years
$130	1,500	4.7 years
$140	4,200	5.3 years
$184	1,550	5.6 years
$163	10,850	6.0 years
$140	5,000	6.4 years
$139	11,000	8.9 years
$198	600	8.9 years
$98	4,500	9.9 years
	81,600	6.0 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2010	80,600	$107.19
Granted	4,500	$98.00
Forfeited	(3,500)	$114.83
Options outstanding at September 30, 2011	81,600	$106.35	—	6.0 years
There were 18,400 options available for grant at September 30, 2011 under the 2005 Stock Option Plan.

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
The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2011 and 2010:

Pension plans	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$87	$—	$305	$—
Interest cost	893	823	2,487	2,469
Expected return on plan assets	(880)	(839)	(2,436)	(2,517)
Amortization of net actuarial losses (gains)	102	30	299	90
Net periodic benefit cost	$202	$14	$655	$42

Postretirement benefit plan	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Service cost	$6	$6	$18	$18
Interest cost	8	8	24	24
Amortization of net actuarial gains	(4)	(4)	(12)	(12)
Net periodic benefit cost	$10	$10	$30	$30

The Company contributed approximately $1.8 million and $518,000, to the Retirement Plan during the three months ended September 30, 2011 and 2010, respectively and approximately $2.7 million and $1.1 million during the nine months ended September 30, 2011 and 2010, respectively. Contributions of approximately $538,000 are expected to be made to the Retirement Plan during the remainder of 2011. At September 30, 2011, the fair value of the assets of the Pension Plans was estimated at $44.5 million, down from $47.1 million at December 31, 2010.

Retirement Plan for Employees of Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. There are two portions of the plan, a defined contribution plan and a savings plan. In the defined contribution plan, contributions are made by the Company only and are based on an age and service formula. The Company contributed approximately $82,000 and $91,000 to the defined contribution plan during the three months ended September 30, 2011 and 2010, respectively, and approximately $241,000 and $274,000 during the nine months ended September 30, 2011 and 2010, respectively. In addition, employees can contribute to the savings plan and receive a match of 50% on the first 4% the employee defers into the plan. Employer contributions to the savings plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan. Accordingly, total expense related to the savings plan was zero for the three months ended September 30, 2011 and 2010, and zero and $30,000 for the nine months ended September 30, 2011 and 2010, respectively.
Exopack, LLC Savings Plan
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. The Company partially matches employee contributions which vest immediately. Expense totaled approximately $481,000 and $421,000 for the three months ended September 30, 2011 and 2010, respectively and approximately $1.5 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. This significant increase period over period is primarily related to an increase in the employer matching contribution to 3% from 2% effective January 1, 2011.
Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements, assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of September 30, 2011, the Company had two individuals receiving benefits under the agreements. The deferred compensation liability for these agreements was approximately $277,000 and $321,000 at September 30, 2011 and December 31, 2010, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and nine months ended September 30, 2011 and 2010 was insignificant.
Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $411,000 and $941,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $2.0 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively, for benefits under the management incentive compensation plan.
In conjunction with the EMCS acquisition, the Company assumed a management incentive plan that remained in place until the end of 2010. The Company recognized charges of $322,000 for the three and nine months ended September 30, 2010 for benefits under this plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provide for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $322,000 and $3.9 million during the three and nine months ended September 30, 2011, respectively.

8.	Severance Expenses
During the three and nine months ended September 30, 2011 and 2010, the Company terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, the Company also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its consumer food and specialty packaging segment facilities. In connection with these terminations, the Company recorded employee termination costs of approximately $646,000 and $292,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.1 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. The amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. Of these amounts, the Company paid approximately $1.0 million through September 30, 2011, and approximately $485,000 remained accrued for employee termination benefits at September 30, 2011, which the Company expects will primarily be paid in 2011.

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

10.	Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Loss	$(1,569)	$(517)	$(16,056)	$(3,394)
Translation adjustment	(1,726)	825	(952)	349
Comprehensive Loss	$(3,295)	$308	$(17,008)	$(3,045)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the nine months ended September 30, 2011:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2010	$(315)	$(10,556)	$3,776	$(7,095)
Year-to date net change	(952)	—	—	(952)
Balances at September 30, 2011	$(1,267)	$(10,556)	$3,776	$(8,047)

11.	Related Party Transactions
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
The Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $1.5 million and $576,000 during the three months ended September 30, 2011 and 2010, respectively, and approximately $3.0 million and $1.3 million during the nine months ended September 30, 2011 and 2010, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company incurred approximately $12,000 for certain additional consulting fees from Sun Capital Management during each of the three months ended September 30, 2011 and 2010, and approximately $40,000 and $38,000 during the nine months ended September 30, 2011 and 2010, respectively.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. The Company incurred management fees and other related expenses under the consulting agreement of approximately $1.6 million associated with the Recapitalization Transactions during the nine months ended September 30, 2011. These fees are included in "deferred financing costs" in the accompanying consolidated balance sheet. The Company incurred approximately $938,000 in management services under the agreement for management services related to the EMCS acquisition for the nine months ended September 30, 2010. In addition, the Company incurred approximately $234,000 in reimbursable expenses related to the EMCS acquisition during the nine months ended September 30, 2010, which were reimbursed during the second quarter of 2010. These fees are reflected in "selling, general, and administrative expenses" in the accompanying consolidated statements of operations.
Dividends Paid
As a result of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

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
The EMCS acquisition, which primarily includes meat and cheese packaging products, is included in the consumer food and specialty packaging segment for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010.
The Company evaluates performance based on profit or loss from operations. During the three and nine months ended September 30, 2011 and 2010, segment data includes a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Pet food and specialty packaging	$1,263	$1,534	$4,124	$4,749
Consumer food and specialty packaging	2,245	2,657	6,923	5,264
Performance packaging	1,178	1,288	3,947	3,794
Total allocations	$4,686	$5,479	$14,994	$13,807

Certain prior year amounts related to the consumer food and specialty packaging segment have been reclassified for comparability to the current year presentation which reflects the EMCS integration of personnel into corporate departments.

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three or nine months ended September 30, 2011 or 2010.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.
Corporate operating losses consist principally of certain unallocated corporate costs.
The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues from external customers:
Pet food and specialty packaging	$58,972	$59,869	$175,351	$172,306
Consumer food and specialty packaging	98,637	93,746	296,960	209,091
Performance packaging	41,370	42,167	129,940	130,044
Coated products	20,665	20,907	61,641	57,766
Total	$219,644	$216,689	$663,892	$569,207
Intersegment revenues:
Pet food and specialty packaging	$1,237	$67	$2,897	$177
Consumer food and specialty packaging	4,696	3,888	15,077	14,477
Performance packaging	136	346	566	576
Coated products	—	—	—	—
Total	$6,069	$4,301	$18,540	$15,230
Operating income:
Pet food and specialty packaging	$6,174	$6,780	$20,931	$18,126
Consumer food and specialty packaging	8,520	6,621	26,229	10,572
Performance packaging	2,247	3,313	6,569	9,917
Coated products	3,442	3,746	9,817	8,514
Corporate	(9,626)	(10,444)	(30,524)	(25,618)
Total	10,757	10,016	33,022	21,511
Interest expense - Corporate	12,976	10,922	36,572	25,053
Loss on early extinguishment of debt	—	—	22,051	—
Other income, net	(96)	(96)	(150)	(897)
Loss before income taxes	$(2,123)	$(810)	$(25,451)	$(2,645)

Significant Customers
No customer accounted for more than 10% of the Company’s net sales during the nine months ended September 30, 2011 and 2010. One customer, primarily within the Company’s pet food and specialty segment, accounted for 11.5% and 10.9% of the Company’s total accounts receivable at September 30, 2011 and December 31, 2010, respectively.

13.	Supplemental Guarantor Financial Information
The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. The Senior Notes include a provision which allows for a guarantor subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. These conditions include the sale or other disposition of all or substantially all of the guarantor subsidiary's assets, the sale or other disposition of all the Capital Stock of the guarantor subsidiary, change in the designation of any restricted subsidiary as an unrestricted subsidairy by the Company, or upon legal defeasance or satisfaction and discharge of the Senior Notes. Following are consolidating financial statements of the Company, including the guarantors, provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes.
The following consolidating financial statements present the balance sheets as of September 30, 2011 and December 31, 2010, the statements of operations for the three and nine months ended September 30, 2011 and 2010, and the statements of cash flows for the nine months ended September 30, 2011 and 2010, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$72	$1,239	$—	$1,311
Trade accounts receivable (net of allowance for uncollectible accounts of $1,294)	—	81,857	16,140	—	97,997
Other receivables	—	2,547	582	—	3,129
Inventories	—	96,020	14,549	—	110,569
Deferred income taxes	—	3,540	59	—	3,599
Prepaid expenses and other current assets	—	3,066	1,069	—	4,135
Total current assets	—	187,102	33,638	—	220,740
Property, plant, and equipment, net	—	196,444	24,952	—	221,396
Deferred financing costs, net	6,465	11,341	—	—	17,806
Intangible assets, net	—	89,565	567	—	90,132
Goodwill	—	68,943	706	—	69,649
Investment in subsidiaries	(10,970)	13,879	—	(2,909)	—
Intercompany receivables	35,640	27,767	(2,907)	(60,500)	—
Other assets	—	8,709	149	—	8,858
Total assets	$31,135	$603,750	$57,105	$(63,409)	$628,581
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$5,449	$2,531	$—	$7,980
Accounts payable	—	69,605	11,068	—	80,673
Accrued liabilities	7,834	28,953	2,171	—	38,958
Income taxes payable	—	(73)	983	—	910
Total current liabilities	7,834	103,934	16,753	—	128,521
Long-term liabilities
Long-term debt, less current portion	235,000	345,625	—	—	580,625
Capital lease obligations, less current portion	—	11,288	—	—	11,288
Deferred income taxes	(64,947)	86,018	1,207	—	22,278
Intercompany payables	(20,044)	55,818	24,726	(60,500)	—
Other liabilities	—	12,037	540	—	12,577
Total long-term liabilities	150,009	510,786	26,473	(60,500)	626,768
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,174)	(76,174)	30,095	46,079	(76,174)
Accumulated other comprehensive (loss) income, net	(8,047)	(8,047)	(2,091)	10,138	(8,047)
Accumulated deficit	(42,487)	73,251	(14,125)	(59,126)	(42,487)
Total stockholder’s (deficit) equity	(126,708)	(10,970)	13,879	(2,909)	(126,708)
Total liabilities and stockholder’s equity (deficit)	$31,135	$603,750	$57,105	$(63,409)	$628,581

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$48	$2,460	$—	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,550)	—	80,979	13,972	—	94,951
Other receivables	—	2,914	549	—	3,463
Inventories	—	91,727	12,001	—	103,728
Deferred income taxes	—	3,643	60	—	3,703
Prepaid expenses and other current assets	—	2,196	1,044	—	3,240
Total current assets	—	181,507	30,086	—	211,593
Property, plant, and equipment, net	—	191,646	22,647	—	214,293
Deferred financing costs, net	13,760	1,238	—	—	14,998
Intangible assets, net	—	92,383	601	—	92,984
Goodwill	—	68,943	699	—	69,642
Investment in subsidiaries	127,036	5,392	—	(132,428)	—
Intercompany receivables	35,640	24,817	(363)	(60,094)	—
Other assets	—	5,962	336	—	6,298
Total assets	$176,436	$571,888	$54,006	$(192,522)	$609,808
Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$51,624	$7,191	$—	$58,815
Accounts payable	—	71,828	11,779	—	83,607
Accrued liabilities	15,000	29,363	2,505	—	46,868
Income taxes payable	—	16	956	—	972
Total current liabilities	15,000	152,831	22,431	—	190,262
Long-term liabilities
Long-term debt, less current portion	320,000	—	—	—	320,000
Capital lease obligations, less current portion	—	10,501	—	—	10,501
Deferred income taxes	(47,965)	79,616	1,227	—	32,878
Intercompany payables	(150,594)	186,368	24,320	(60,094)	—
Other liabilities	—	15,536	636	—	16,172
Total long-term liabilities	121,441	292,021	26,183	(60,094)	379,551
Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
Additional paid-in capital	73,521	73,521	23,897	(97,418)	73,521
Accumulated other comprehensive (loss) income, net	(7,095)	(7,095)	(1,988)	9,083	(7,095)
Accumulated deficit	(26,431)	60,610	(16,517)	(44,093)	(26,431)
Total stockholder’s equity	39,995	127,036	5,392	(132,428)	39,995
Total liabilities and stockholder’s equity	$176,436	$571,888	$54,006	$(192,522)	$609,808

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$192,771	$31,523	$(4,650)	$219,644
Cost of sales	—	167,569	27,627	(4,650)	190,546
Gross margin	—	25,202	3,896	—	29,098
Selling, general and administrative expenses	147	16,282	1,912	—	18,341
Operating (loss) income	(147)	8,920	1,984	—	10,757
Other expenses (income)
Interest expense	5,468	7,021	487	—	12,976
Loss on early extinguishment of debt	—	—	—	—	—
Other (income) expense, net	—	(207)	111	—	(96)
Net other expense	5,468	6,814	598	—	12,880
(Loss) income before income taxes	(5,615)	2,106	1,386	—	(2,123)
(Benefit from) provision for income taxes	(1,735)	847	334	—	(554)
Net (loss) income before equity in earnings of affiliates	(3,880)	1,259	1,052	—	(1,569)
Equity in earnings (loss) of affiliates	2,311	1,052	—	(3,363)	—
Net (loss) income	$(1,569)	$2,311	$1,052	$(3,363)	$(1,569)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$188,259	$31,659	$(3,229)	$216,689
Cost of sales	—	162,470	28,139	(3,229)	187,380
Gross margin	—	25,789	3,520	—	29,309
Selling, general and administrative expenses	(13)	17,737	1,569	—	19,293
Operating (loss) income	13	8,052	1,951	—	10,016
Other expenses (income)
Interest expense	9,104	1,397	421	—	10,922
Other (income) expense, net	—	(143)	47	—	(96)
Net other expense	9,104	1,254	468	—	10,826
(Loss) income before income taxes	(9,091)	6,798	1,483	—	(810)
(Benefit from) provision for income taxes	(2,643)	1,889	461	—	(293)
Net (loss) income before equity in earnings of affiliates	(6,448)	4,909	1,022	—	(517)
Equity in earnings (loss) of affiliates	5,931	1,022	—	(6,953)	—
Net (loss) income	$(517)	$5,931	$1,022	$(6,953)	$(517)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584,311	$94,316	$(14,735)	$663,892
Cost of sales	—	505,922	83,122	(14,735)	574,309
Gross margin	—	78,389	11,194	—	89,583
Selling, general and administrative expenses	304	51,350	4,907	—	56,561
Operating (loss) income	(304)	27,039	6,287	—	33,022
Other expenses (income)
Interest expense	23,324	11,815	1,433	—	36,572
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(1,531)	381	1,000	(150)
Net other expense	45,375	10,284	1,814	1,000	58,473
(Loss) income before income taxes	(45,679)	16,755	4,473	(1,000)	(25,451)
(Benefit from) provision for income taxes	(16,982)	6,506	1,081	—	(9,395)
Net (loss) income before equity in earnings of affiliates	(28,697)	10,249	3,392	(1,000)	(16,056)
Equity in earnings (loss) of affiliates	12,641	2,392	—	(15,033)	—
Net (loss) income	$(16,056)	$12,641	$3,392	$(16,033)	$(16,056)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$482,704	$97,126	$(10,623)	$569,207
Cost of sales	—	419,343	90,063	(10,623)	498,783
Gross margin	—	63,361	7,063	—	70,424
Selling, general and administrative expenses	206	42,228	6,479	—	48,913
Operating (loss) income	(206)	21,133	584	—	21,511
Other expenses (income)
Interest expense	20,766	3,062	1,225	—	25,053
Other (income) expense, net	—	(1,915)	424	594	(897)
Net other expense	20,766	1,147	1,649	594	24,156
(Loss) income before income taxes	(20,972)	19,986	(1,065)	(594)	(2,645)
(Benefit from) provision for income taxes	(6,792)	6,455	1,086	—	749
Net (loss) income before equity in earnings of affiliates	(14,180)	13,531	(2,151)	(594)	(3,394)
Equity in earnings (loss) of affiliates	10,786	(2,745)	—	(8,041)	—
Net (loss) income	$(3,394)	$10,786	$(2,151)	$(8,635)	$(3,394)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(16,056)	$12,641	$3,392	$(16,033)	$(16,056)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,200	25,240	2,784	—	30,224
Equity in (earnings) loss of affiliates	(12,641)	(2,392)	—	15,033	—
Deferred income tax (benefit) provision	(16,982)	6,505	(31)	—	(10,508)
Stock compensation expense	305	305	—	(305)	305
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sale and disposition of property, plant and equipment	—	971	(62)	—	909
Changes in operating assets and liabilities:
Receivables	—	(878)	(2,377)	—	(3,255)
Inventories	—	(4,293)	(2,718)	—	(7,011)
Prepaid expenses and other assets	—	(688)	(88)	—	(776)
Accounts payable and accrued and other liabilities	(7,166)	(5,790)	(923)	—	(13,879)
Income tax receivable/payable	—	(89)	17	—	(72)
Net cash (used in) provided by operating activities	(38,457)	31,532	(6)	(1,305)	(8,236)
Cash flows from investing activities
Repayments from joint venture		85			85
Purchases of property, plant and equipment, including capitalized software	—	(29,473)	(5,306)	—	(34,779)
Proceeds from sales of property, plant and equipment	—	1,318	65	—	1,383
Investments in subsidiaries	(305)	—	—	305	—
Net cash (used in) provided by investing activities	(305)	(28,070)	(5,241)	305	(33,311)
Cash flows from financing activities
Repayment of subordinated term loan	—	(33)	—	—	(33)
Issuance of new term loan	—	350,000	—	—	350,000
Repayments on new term loan	—	(875)	—	—	(875)
Repayment of capital lease obligations	—	(1,447)	—	—	(1,447)
Deferred loan costs paid	(6,788)	(10,965)	—	—	(17,753)
Dividend to parent	—	(150,000)	(1,000)	1,000	(150,000)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Borrowings under revolving credit facility	—	748,233	60,982	—	809,215
Repayments of revolving credit facility	—	(797,948)	(65,746)	—	(863,694)
Intercompany borrowings (repayments)	130,550	(133,356)	2,806		—
Capital contribution from guarantors	—	(6,198)	6,198	—	—
Net cash provided by (used in) financing activities	38,762	(2,589)	3,240	1,000	40,413
Effect of exchange rate changes on cash	—	(849)	786	—	(63)
Increase (decrease) in cash	—	24	(1,221)	—	(1,197)
Cash
Beginning of period	—	48	2,460	—	2,508
End of period	$—	$72	$1,239	$—	$1,311

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,394)	$10,786	$(2,151)	$(8,635)	$(3,394)
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	1,536	18,810	2,483	—	22,829
Equity in (earnings) loss of affiliates	(10,786)	2,745	—	8,041	—
Deferred income tax (benefit) provision	(6,792)	6,433	(46)	—	(405)
Stock compensation expense	206	206	—	(206)	206
Loss (gain) on sales and disposal of property, plant and equipment	—	535	(62)	—	473
Changes in operating assets and liabilities:
Receivables	—	(12,493)	(1,641)	—	(14,134)
Inventories	—	(7,934)	3,072	—	(4,862)
Prepaid expenses and other assets	—	(2,612)	2,189	—	(423)
Accounts payable and accrued and other liabilities	(4,312)	10,056	1,118	—	6,862
Income tax receivable/payable	—	(6)	218	—	212
Net cash (used in) provided by operating activities	(23,542)	26,526	5,180	(800)	7,364
Cash flows from investing activities
Investment in joint venture	—	(425)	—	—	(425)
Purchases of property, plant and equipment	—	(16,738)	(1,637)	—	(18,375)
Proceeds from sales of property, plant and equipment	—	6,958	238	—	7,196
Investments in subsidiaries	(206)	—	—	206	—
Acquisition of business	—	(82,124)	—	—	(82,124)
Net cash (used in) provided by investing activities	(206)	(92,329)	(1,399)	206	(93,728)
Cash flows from financing activities
Repayment of subordinated term loans	—	(36)	—	—	(36)
Borrowings on term loan	100,000	—	—	—	100,000
Repayments on term loan	(100,000)	—	—	—	(100,000)
Repayment of capital lease obligations	—	(404)	—	—	(404)
Deferred financing costs paid	(11,068)	(1,255)	—	—	(12,323)
Issuance of senior notes	100,000	—	—	—	100,000
Borrowings under revolving credit facility	—	623,382	45,247	—	668,629
Repayments of revolving credit facility	—	(617,889)	(50,827)	—	(668,716)
Intercompany borrowings (repayments)	(65,184)	61,796	3,388	—	—
Dividends paid	—	—	(594)	594	—
Net cash provided by (used in) financing activities	23,748	65,594	(2,786)	594	87,150
Effect of exchange rate changes on cash	—	445	(389)	—	56
Increase in cash	—	236	606	—	842
Cash
Beginning of period	—	160	473	—	633
End of period	$—	$396	$1,079	$—	$1,475

14.	Income Taxes
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
The effective income tax rate for 2011 was approximately 37%. The effective income tax rate for 2010 reflects significant foreign losses which the Company does not believe will result in a tax benefit, as well as foreign income in a separate jurisdiction for which the Company recorded tax expense. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended September 30, 2011, the Company revised its estimated annual effective tax rate from approximately 38% to approximately 37%. The quarterly effective rate reflects more than a 1% change due to the small pre-tax loss recorded during the three months ended September 30, 2011. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

15. Insurance Proceeds
In September of 2009, one of the Company's facilities in the food and specialty packaging segment experienced a fire that damaged machinery and equipment. During the nine months ended September 30, 2010, the Company received insurance proceeds related to this claim of approximately $1.0 million. The $1.0 million in insurance proceeds is included in "Other (income) expense, net" on the accompanying consolidated statements of operations for the nine months ended September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended September 30, 2011 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

•
our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Senior Notes and New Term Loan Facility, obtaining financing in the future and reacting to changes in our business;

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

•
it is uncertain when our search for a new chief executive officer and chief financial officer will be completed, and a prolonged search for these positions, or the loss of other key individuals could disrupt our operations and harm our business.

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
The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included in Item 1A included elsewhere in this report.
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
Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in the Form 10-K.
We generate revenues, earnings and cash flows from the sale of flexible packaging, film and coated products primarily in the United States, Canada, Europe, and China. Management views net sales and operating income as the primary indicators of our financial performance.

2011 Recapitalization Transactions

On May 31, 2011, the Company completed a series of transactions (the "Recapitalization Transactions") that recapitalized the Company's indebtedness. These transactions included:

•The private placement of $235.0 million principal amount of 10% senior notes due 2018;
•The entry into a six-year $350.0 million senior secured term loan facility;
•The amendment and restatement of the Company's existing revolving credit facility; and
•The repayment of all of the Company's outstanding 11.25% senior notes due 2014 (the "Former Senior Notes").
We used the proceeds from the Recapitalization Transactions to repay all of the outstanding Former Senior Notes, including accrued interest of $12.3 million and early redemption and consent costs of $10.2 million, repaid borrowings outstanding under the Senior Credit Facility of $73.7 million, paid a dividend to an affiliate of Sun Capital of $150.0 million and funded total financing costs of approximately $17.7 million. See Note 5 to our consolidated financial statements included elsewhere in this quarterly report and "Financing Arrangements as of September 30, 2011" below for further information regarding the Recapitalization Transactions and our current financing arrangements.

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
Reportable Segments
Our operations consist of four reportable segments: (i) pet food and specialty packaging, (ii) consumer food and specialty packaging, (iii) performance packaging and (iv) coated products. The pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging. The consumer food and specialty packaging segment produces products used in applications such as beverages, personal care, frozen foods, confectionary, breakfast foods, and films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging. The coated products segment produces precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. We evaluate segment performance based on operating income or loss. The EMCS acquisition is included in the consumer food and specialty packaging segment for the three and nine months ended September 30, 2011 and the three months ended September 30, 2010.
Severance Expenses
During the three and nine months ended September 30, 2011 and 2010, we terminated the employment of certain employees and eliminated their positions. During the three months ended March 31, 2010, we also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our consumer food and specialty packaging segment facilities. In connection with these terminations, we recorded employee termination costs of approximately $646,000 and $292,000 for the three months ended September 30, 2011 and 2010, respectively, and approximately $1.1 million and $2.5 million for the nine months ended September 30, 2011 and 2010, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $419,000 in severance was accrued at December 31, 2010. Of these amounts, we paid approximately $1.0 million through September 30, 2011 and approximately $485,000 remained accrued for employee termination benefits at September 30, 2011. We expect that the remaining $485,000 will primarily be paid in 2011.

Results of Operations
The following presents an overview of our results of operations for the three months ended September 30, 2011 compared with the three months ended September 30, 2010.

	Three Months Ended
	September 30, 2011		September 30, 2010
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$219,644	100.0%	$216,689	100.0%
Cost of sales	190,546	86.8%	187,380	86.5%
Selling, general and administrative expenses	18,341	8.4%	19,293	8.9%
Interest expense	12,976	5.9%	10,922	5.0%
Other income, net	(96)	—%	(96)	—%
Loss before income taxes	(2,123)	(1.0)%	(810)	(0.4)%
Benefit from income taxes	(554)	(0.3)%	(293)	(0.2)%
Net loss	$(1,569)	(0.7)%	$(517)	(0.2)%

Net Sales. Net sales for the three months ended September 30, 2011 increased by approximately $3.0 million, or 1%, compared with the same period in 2010 due to an increase in the average selling price of approximately 2% partially offset by a decrease in volume of approximately 1%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of approximately $1.0 million. The decrease in sales volume was driven by our performance and pet food and specialty packaging segments. The increase in average sales price was driven by increases across all segments.
Cost of Sales. Cost of sales for the three months ended September 30, 2011 increased by approximately $3.2 million, or 2%, compared with the same period in 2010. Cost of sales as a percentage of net sales increased to 86.8% of net sales, or $190.5 million for the three months ended September 30, 2011 from 86.5% of net sales, or $187.4 million for the three months ended September 30, 2010.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2011 decreased by approximately $1.0 million, or 5%, compared with the same period in 2010. The significant components of the total decrease in SG&A expenses were $3.1 million in 2010 acquisition costs related to EMCS and $607,000 in startup and transition costs primarily related to the integration of EMCS. The decrease in expense was partially offset by an increase of $939,000 in management fees, an increase of $667,000 in loss on sales and dispositions of property, plant and equipment, an increase of $379,000 related to the Recapitalization Transactions, including $322,000 related to stock option holder bonuses further described in Note 7 of our financial statements included elsewhere in this report, an increase of $311,000 related to depreciation and amortization primarily related to the ERP system implementation at one of our facilities, and other lesser increases totaling $452,000.
Interest Expense. Interest expense for the three months ended September 30, 2011 increased by approximately $2.1 million, or approximately 19%, compared with the same period in 2010 primarily due to increased interest related to higher debt levels associated with the New Term Loan Facility, partially offset by a reduction in interest and amortization of deferred loan costs related to the repayment of the Credit and Guaranty Agreement during September 2010, and replacement of the Former Senior Notes with the Senior Notes and reduction of the Senior Credit Facility in connection with the 2011 Recapitalization Transactions.
Income Tax Benefit. We recorded an income tax benefit of approximately $554,000 for the three months ended September 30, 2011, on loss before income taxes of approximately $2.1 million, or an effective tax rate of 26%. The income tax benefit of $293,000 recorded for the same period in 2010 was based on a loss before income taxes of approximately $810,000, or an effective rate of 36%. Our tax expense is based on our projected earnings and losses by jurisdiction for the annual period. During the third quarter of 2011, we revised our estimated annual effective tax rate from approximately 38% to approximately 37%. The quarterly effective rate reflects more than a 1% change due to the small pre-tax loss recorded during the quarter. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $59.0 million and $59.9 million, and operating income of $6.2 million and $6.8 million, for the three months ended September 30, 2011 and 2010, respectively. The decrease of $897,000 in net sales was due to a decrease in volume of 2% partially offset by an increase in average selling price of 1%. The decrease in operating income of $606,000, or 9%, was primarily due to the decrease in sales and increased losses on dispositions of property, plant and equipment.
Our consumer food and specialty packaging segment had net sales of $98.6 million and $93.7 million, and operating income of $8.5 million and $6.6 million, for the three months ended September 30, 2011 and 2010, respectively. The increase of $4.9 million in net sales was primarily attributable to an increase in volume of approximately 8%, partially offset by a decrease in average selling price of approximately 3%. The decrease in average selling price would have been greater if not for the favorable exchange rate impact of approximately $1.0 million. The increase in operating income of approximately $1.9 million, or 29%, was primarily due to the increase in net sales, decreased costs allocated to the food segment, and decreased selling, general and administrative expenses. In addition, we experienced certain unfavorable operational inefficiencies during 2011 which largely offset the favorable reduction in write-off of fair value step-up of acquired EMCS inventory expensed during 2010.
Our performance packaging segment had net sales of $41.4 million and $42.2 million, and operating income of $2.2 million and $3.3 million, for the three months ended September 30, 2011 and 2010, respectively. The decrease in net sales from 2010 was primarily due to a decrease in volume of 6% partially offset by an increase in the average selling price of approximately 4%. The decrease in operating income of $1.1 million, or 32%, was primarily attributable to costs related to the closure of the Longview, TX facility and the decrease in net sales.

Our coated products segment had net sales of $20.7 million and $20.9 million, and operating income of $3.4 million and $3.7 million for the three months ended September 30, 2011 and 2010, respectively. The decrease in net sales was primarily a result of decreased volume across several markets, particularly in the electronics, optical and other markets, offset by increased volume in the security and conductives markets. The decrease in operating income of $304,000, or 8%, was primarily the result of the decreased net sales as well as increased costs related to severance.
Corporate operating loss, which includes certain unallocated corporate costs, decreased approximately $818,000, or 8%, for the three months ended September 30, 2011 as compared with the same period in 2010. The decrease in corporate operating loss was attributable to decreased startup and transition costs primarily related to the integration and acquisition of EMCS which was acquired in 2010. The cost decreases were partially offset by increased management fees, costs related to the Recapitalization Transactions, including amounts related to stock option holder bonuses, and increased costs not allocated to a segment.

	Nine Months Ended
	September 30, 2011		September 30, 2010
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$663,892	100.0%	$569,207	100.0%
Cost of sales	574,309	86.5%	498,783	87.6%
Selling, general and administrative expenses	56,561	8.5%	48,913	8.6%
Interest expense	36,572	5.5%	25,053	4.4%
Loss on early extinguishment of debt	22,051	3.3%	—	—%
Other income, net	(150)	—%	(897)	(0.1)%
Loss before income taxes	(25,451)	(3.8)%	(2,645)	(0.5)%
(Benefit from) provision for income taxes	(9,395)	(1.4)%	749	0.1%
Net loss	$(16,056)	(2.4)%	$(3,394)	(0.6)%

Net Sales. Net sales for the nine months ended September 30, 2011 increased by approximately $94.7 million, or 17%, compared with the same period in 2010. This increase was primarily attributable to additional net sales related to the first half of 2011 for EMCS of approximately $73.4 million. Excluding EMCS sales from January through June 2011, net sales increased $21.3 million, or 4%, due to an increase in the average selling price of approximately 5% partially offset by a decrease in volume of approximately 1%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of approximately $2.9 million. The decrease in sales volume was driven by all segments with the exception of our coated products segment. The increase in average sales price was driven by increases across all segments.
Cost of Sales. Cost of sales for the nine months ended September 30, 2011 increased by approximately $75.5 million, or 15%, compared with the same period in 2010. This increase is primarily attributable to cost of sales related to the increase in sales associated with the results of the EMCS acquisition from January 2011 through June 2011 of approximately $65.3 million. Excluding EMCS for the first half of 2011, cost of sales as a percentage of net sales decreased to 86.2%, or $509.0 million for the nine months ended September 30, 2011 from 87.6% of net sales, or $498.8 million for the nine months ended September 30, 2010. Cost of sales for the nine months ended September 30, 2011 was favorably impacted by operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010, a reduction in costs related to certain operational and business changes, and a reduction in the write-off of fair value step-up of acquired EMCS inventory.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the nine months ended September 30, 2011 increased by approximately $7.6 million, or 16%, compared with the same period in 2010. Excluding the increase in SG&A expense related to EMCS for the first half of 2011 of approximately $3.9 million, SG&A increased by approximately $3.7 million, or 8%. The significant components of the total increase in SG&A expenses were $4.3 million related to the Recapitalization Transactions, including $3.9 million related to stock option holder bonuses as further described in Note 7 of our consolidated financial statements included elsewhere in this report, $1.7 million in increased management fees, $1.4 million in increased startup and transition costs primarily related to the integration of EMCS, $522,000 related to salaries, benefits, travel, and company meetings, $436,000 in increased loss on sales and dispositions of property, plant and equipment, $327,000 related to depreciation and amortization primarily related to the ERP system implementation at one of our facilities, and $1.0 million in other lesser increases. These increases were partially offset by a decrease of $4.5 million in acquisition costs related to EMCS and a decrease in severance costs of $1.4 million.
Interest Expense. Interest expense for the nine months ended September 30, 2011, increased by approximately $11.5 million, or approximately 46%, compared with the same period in 2010 primarily due to increased interest related to higher debt levels associated with the New Term Loan Facility, interest expense associated with the new debt incurred in connection with the EMCS acquisition and the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Loss on Early Extinguishment of Debt. In connection with the Recapitalization Transactions during the second quarter of 2011, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Other income, net. Other income for the nine months ended September 30, 2011 decreased by approximately $747,000, or approximately 83% compared to the same period in 2010 primarily due to a decrease of approximately $1.0 million in insurance proceeds received in 2010 related to a third quarter 2009 press fire at one of our food and specialty packaging facilities.
Income Tax (Benefit) Expense. We recorded an income tax benefit of approximately $9.4 million for the nine months ended September 30, 2011, on loss before income taxes of approximately $25.5 million, or an effective tax rate of 37%. The income tax expense of approximately $749,000 recorded for the same period in 2010 was based on a loss before income taxes of $2.7 million. The 2010 income tax rate was significantly impacted by foreign losses which we do not believe will result in a tax benefit as well as foreign income in a separate jurisdiction for which we recorded tax expense.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $175.4 million and $172.3 million, and operating income of $20.9 million and $18.1 million, for the nine months ended September 30, 2011 and 2010, respectively. The increase in net sales was primarily due to an increase in average selling price of 5%, partially offset by a decrease in sales volume of 3%. The increase in operating income of $2.8 million, or 15%, was largely due to the increase in net sales, operational efficiencies such as higher productivity and lower waste, and a reduction in costs related to certain operational business changes.
Our consumer food and specialty packaging segment had net sales of $297.0 million and $209.1 million, and operating income of $26.2 million and $10.6 million, for the nine months ended September 30, 2011 and 2010, respectively. The increase in net sales was primarily attributable to additional net sales related to the first half of 2011 for EMCS of approximately $73.4 million. Excluding EMCS sales from January to June 2011, net sales increased $14.5 million, or 7%, due to an increase in the average selling price of approximately 4%, which includes favorable foreign exchange of approximately $2.9 million, and an increase in sales volume of 3%. The increase in operating income of approximately $11.5 million, excluding operating income for the first half of 2011 of $4.2 million related to EMCS, was primarily due to the increased net sales, operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010, a reduction in the write-off of fair value step-up of acquired EMCS inventory, a reduction in costs related to certain business and operational changes, and decreased selling, general and administrative costs.
Our performance packaging segment had net sales of $129.9 million and $130.0 million, and operating income of $6.6 million and $9.9 million, for the nine months ended September 30, 2011 and 2010, respectively. The slight decrease in sales from 2010 was the result of a decrease in sales volume of approximately 3%, offset by an increase in the average selling price of approximately 3%. The decrease in operating income of $3.3 million, or 34%, was primarily attributable to an increase in depreciation expense and other costs associated with the planned closure of the Longview, TX facility in the third quarter of 2011 and increased delivery costs.

Our coated products segment had net sales of $61.6 million and $57.8 million, and operating income of $9.8 million and $8.5 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical, security, conductives, and commercial printing markets. The increase in operating income of $1.3 million, or 15%, was primarily the result of the increased net sales partially offset by increased costs related to severance.
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $4.9 million for the nine months ended September 30, 2011 as compared with the same period in 2010. The increase in corporate operating loss was attributable to costs related to increased management fees, costs related to the Recapitalization Transactions, including amounts related to stock option holder bonuses, costs related to the integration of EMCS and increased costs not allocated to a segment. These cost increases were partially offset by the decrease in acquisition costs related to EMCS and decreased severance.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2011 compared to the Nine Months Ended September 30, 2010
Cash flows used by operating activities for the nine months ended September 30, 2011 of $8.2 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $16.7 million (net loss of $16.1 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $30.2 million, loss from early extinguishment of debt of $11.9 million, deferred income tax benefit of $10.5 million plus other non-cash items that net to approximately $1.2 million, including stock compensation expense and loss on sales and disposition of property, plant and equipment). The net unfavorable working capital changes resulted from increases in inventories and trade receivables and decreases in accounts payable and accrued and other liabilities. Inventories increased $7.0 million due largely to increased raw material costs and increased quantities. Trade accounts receivable increased $3.3 million due to increased sales. Accounts payable and accrued and other liabilities decreased $13.9 million due primarily to the timing of accounts payable and accrued interest payments.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010 were $33.3 million and $93.7 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software, partially offset by proceeds from sales of property, plant and equipment for both periods. In addition, the nine months ended September 30, 2010 included $82.1 million of cash used for the EMCS acquisition.
Cash flows provided by financing activities for the nine months ended September 30, 2011 were $40.4 million, primarily comprised of net borrowings on the New Term Loan Facility and issuance of the Senior Notes partially offset by the repayment of the Former Senior Notes, a dividend paid to our parent company, significant repayments on our revolving line of credit, deferred loan costs paid and capital lease obligation payments. Cash flows provided by financing activities for the nine months ended September 30, 2010 were $87.2 million, which was primarily comprised of additional notes issued to repay borrowings incurred to fund the EMCS acquisition, partially offset by deferred loan costs paid during the period related to third quarter 2010 financing activity.
Financing Arrangements as of September 30, 2011
Information about our financing arrangements as of September 30, 2011, including the Senior Notes, our Senior Credit Facility, and our New Term Loan Facility, is also included in Note 5 to the consolidated financial statements included elsewhere in this report.
On May 31, 2011, we issued the Senior Notes in a private placement pursuant to Rule 144A and Regulation S. The initial aggregate principal amount of the Senior Notes issued was $235.0 million. The Senior Notes mature on June 1, 2018. Interest accrues at the rate of 10% per annum and is payable on a semi-annual basis each June and December 1st, commencing on December 1, 2011. The indenture governing the Senior Notes imposes certain restrictions on us, including, but not limited to, our ability to incur additional indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of our subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of our assets. We incurred approximately $6.8 million in deferred financing costs related to the Senior Notes for the period ended September 30, 2011, which will be amortized over the term of the Senior Notes.

Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the New Term Loan Facility for $350.0 million. The New Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The New Term Loan Facility matures on May 31, 2017. We are required to repay installments on the New Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. The interest rate at September 30, 2011 was 6.5%. The New Term Loan Facility contains events of default, including, but not limited to, failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At September 30, 2011, we were in compliance with these restrictions. We incurred approximately $10.1 million in deferred financing costs related to the New Term Loan Facility which will be amortized over the term of the New Term Loan Facility.
On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated in connection with the Recapitalization Transactions, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016. Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. We incurred approximately $817,000 in additional deferred financing costs related to the Senior Credit Facility for the period ended September 30, 2011, which will be amortized over the term of the Senior Credit Facility. The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict us and our subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates.
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

We expect to incur a total of approximately $45.8 million in interest expense related to the Senior Notes and New Term Loan Facility in 2011, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2011 will be approximately $44.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the New Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. At September 30, 2011, approximately $2.5 million of borrowings were outstanding and approximately $68.7 million was available for borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2011.
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
Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $652,000 at September 30, 2011. We recognized approximately $12,000 as our share of the income of the joint venture’s operations and received no loan payments during the three months ended September 30, 2011. For the nine months ended September 30, 2011, we recognized approximately $31,000 as our share of the loss of the joint venture's operations and received loan payments of approximately $85,000. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at September 30, 2011:

	Payments Due by Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	Beyond 2015
	(dollar amounts in thousands)
Long-term Debt obligations:
New Term Loan Facility	$349,125	$875	$7,000	$7,000	$334,250
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	2,531	2,531	—	—	—
Capital lease obligations	18,060	753	6,020	4,168	7,119
Total debt obligations	604,716	4,159	13,020	11,168	576,369
Pension funding obligations(2)	18,760	538	8,399	6,456	3,367
Operating lease obligations	36,641	2,516	17,051	9,291	7,783
Interest payments(3)	291,440	17,486	92,621	91,574	89,759
Total contractual obligations	$951,557	$24,699	$131,091	$118,489	$677,278

(1)
Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore borrowings outstanding under our Senior Credit Facility are classified as a current liability. The Senior Credit Facility does not mature until May 31, 2016.

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
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the senior credit facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at September 30, 2011, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $25,000.

We are also exposed to market risk in the form of interest rate risk related to the New Term Loan Facility. Borrowings on the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the New Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate at September 30, 2011 for the New Term Loan Facility was 6.5%.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Our business operations and the implementation of our business strategy are subject to significant risks inherent in our business, including, without limitation, the risks and uncertainties described below. The occurrence of any one or more of the risks or uncertainties described below could have a material adverse effect on our consolidated financial condition, results of operations and cash flows and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future. Because of the following risks and uncertainties, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance and historical trends may not be consistent with results or trends in future periods. Our consolidated financial statements and the notes thereto and the other information contained in this quarterly report should be read in connection with the risk factors discussed below.

Intense competition in the flexible packaging markets may adversely affect our operating results.

The business of supplying flexible packaging products is extremely competitive. We face intense competition from many domestic and international competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition that is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. From the date of the closing of the EMCS acquisition until July 13, 2011, the former owner of the EMCS business, Bemis Company, Inc. (“Bemis”), was contractually restricted from soliciting certain of our customers with respect to certain products. An increase in competition, including potential increased competition from Bemis after July 13, 2011, could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.

The profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers.

The principal raw materials that we use in the production of our products are polyethylene resin and paper. Our ability to operate profitably depends, in large part, on the price and availability of these raw materials. The price for polyethylene resin fluctuates substantially as a result of changes in petroleum and natural gas prices, demand and the capacities of the companies that produce polyethylene resin to meet market needs. Prices for paper depend on the industry's capacity utilization and the costs of raw materials.

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

Our financial results are substantially dependent upon the overall economic conditions globally and in the locations where we do business, including in the United States, the United Kingdom and Canada. A recession in any of these locations or globally-or public perceptions that result in declining economic conditions-could substantially decrease the demand for our products and adversely affect our business. Indeed, as a result of the economic downturn that commenced in late 2008 and weak economic conditions that continued into 2011, we have experienced decreased demand for some of our products. Moreover, many of our customers rely on access to credit to fund their operations. The inability of our customers to access credit facilities may adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.

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

In connection with our acquisition of Exopack, LLC, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, referred to in this quarterly report as the pension plans, as described in more detail in Note 7 to our consolidated financial statements included elsewhere in this quarterly report. Continued disruption in global credit and financial markets could adversely affect the market value of our pension plan assets, which would likely increase our pension costs and cause a corresponding decrease in our cash flow. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Accordingly, fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In addition, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. We expect to make contributions of approximately $3.2 million to one of our pension plans in 2011. However, a decline in our pension plan assets as a result of volatile equity market returns would significantly increase future minimum required pension contributions in 2012 and future years which would have an adverse impact on our cash flows and our availability under our Senior Credit Facility.

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

The recent political upheaval in Northern Africa and the Middle East involving Egypt, Libya and other countries has significantly increased uncertainties with respect to energy prices, and the volatility of oil prices has increased significantly during the first nine months of 2011. If these events continue or expand to other countries in the region, energy prices could continue to increase rapidly, which could adversely affect our business.

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

We do not currently believe that we have a need to obtain additional financing beyond the financing arrangements we recently obtained as described in Note 5 to our consolidated financial statements included elsewhere in this quarterly report. However, our need for additional financing may change at any time based on unexpected market conditions, unexpected actions by the lenders under our Senior Credit Facility, changes to our growth strategy or other factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain any such additional financing on favorable terms, if at all, could be severely limited. Our inability to secure additional financing on favorable terms to us, or at all, in the event that we need to seek such financing would constrain our ability to operate or grow our business and could require us to pursue actions that could materially adversely affect our financial condition, results of operations and cash flows.

We are subject to risks related to our international operations.

We have manufacturing and distribution facilities in Canada, the United Kingdom and China and a joint venture operation in the Middle East. Our international operations are subject to various risks that could have a material adverse effect on those operations, including, but not limited to, exposure to local economic conditions over which we have no control and, currency exchange rate fluctuations, political instability and foreign laws, such as environmental and labor laws.

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

At September 30, 2011, we had 2,448 employees, of which 518 were covered by five separate collective bargaining agreements. In our Battle Creek, Michigan facility, 132 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 4, 2016. In our Tomah, Wisconsin facility, 105 employees are covered by a collective bargaining agreement that expires on February 28, 2012. In our Matthews, North Carolina facility, 66 employees are covered by a collective bargaining agreement that expires on June 27, 2012. In our Menasha, Wisconsin facility, 215 employees are covered by two separate collective bargaining agreements; the Graphics Communications Workers are covered by a collective bargaining agreement that expires on June 30, 2013 and the United Steelworkers are covered by a collective bargaining agreement that expires on February 28, 2012. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers to deliver our products to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, such as increases in fuel prices, could increase our costs and disrupt our operations and our ability to meet our customers' timing requirements.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense, which may be higher than we expect, and that we expend significant management efforts.

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

•	faulty human judgment and simple errors, omissions or mistakes;

•	fraudulent action of an individual or collusion of two or more people;

•	inappropriate management override of procedures; and

•	the possibility that any enhancements to controls and procedures may not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Section 404 in a timely manner we may face restricted access to the capital markets and may be subject to sanctions.

Loss of key individuals could disrupt our operations and harm our business.

Our success depends, in part, on the efforts of certain key individuals and members of our senior management team. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. Effective September 1, 2011, Jack E. Knott resigned as our Chief Executive Officer but will continue to serve as our Chairman. Our President and Chief Operating Officer, Tom Vale, is currently serving as interim Chief Executive Officer. On November 4, 2011, Eric M. Lynch informed us of his decision to resign as Chief Financial Officer of our Company effective November 18, 2011. We are conducting a search for a new Chief Executive Officer and a new Chief Financial Officer. We are unable to determine how long it will take us to find permanent replacements for our chief executive officer and chief financial officer positions. A prolonged search to fill these positions could have a material adverse effect on our business. Additionally, we do not carry “key man” life insurance coverage for our senior management.

We may be adversely affected by interest rate changes.

Our financial position is affected, in part, by fluctuations in interest rates. Borrowings under our Senior Credit Facility are subject to variable interest rates, and borrowings under our New Term Loan Facility are subject to variable interest rates. Increased interest rates may adversely affect our earnings and cash flows by increasing the amount of interest expense that we are obligated to pay on borrowings under our Senior Credit Facility and New Term Loan Facility.

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

Other factors that may influence our earnings include: legal and administrative cases and proceedings (whether civil, such as environmental or product related, or criminal), settlements, judgments, and investigations; developments or assertions by or against us relating to intellectual property rights and intellectual property licenses; adoption of new, or changes in, accounting policies or practices and the application of such policies and practices; changes in business mix; customer and supplier business reorganizations or combinations; increase in cost of debt; ability to retain adequate levels of insurance coverage at acceptable rates; fluctuations in pension and employee benefit costs; loss of significant contracts; risks and uncertainties relating to investment in development activities and new facilities; timely development and successful market acceptance of new products; pricing of competitive products; disruptions in transportation networks; increased participation in potentially less stable emerging markets; reliability of utility services; impact of computer viruses; general or specific economic conditions and the ability and willingness of purchasers to substitute other products for the products that we manufacture; financial condition and inventory strategies of customers and suppliers; credit risks; changes in customer order patterns; employee work stoppages at plants; increased competition; changes in government regulations and the impact of changes in the global political environment, including the ability to estimate the impact of foreign currency exchange rates on financial results; the impact of epidemiological events on the economy and on our customers and suppliers; and acts of war, terrorism, weather, and other natural disasters.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Senior Notes, obtaining financing in the future and reacting to changes in our business.

We have a substantial amount of debt, which requires significant payments. As of September 30, 2011, we had $599.9 million of debt outstanding. We had $68.7 million of undrawn availability, subject to a borrowing base limitation, under our Senior Credit Facility after giving effect to the amendment thereof.

Our substantial indebtedness could have important consequences to holders of the Senior Notes. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to the Senior Notes;

•
make it more difficult for us to meet all of our obligations to creditors, who could then require us, among other things, to restructure our indebtedness, sell assets or raise additional debt or equity capital;

•
increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a portion of our borrowings are and will continue to be at variable rates of interest;

•	limit our flexibility in planning for, and reacting to, changes in our business and industry;

•
require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness, which will reduce the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that may have less debt;

•	increase our cost of borrowing; and

•	limit our ability to make future acquisitions.

The instruments governing the Senior Notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Senior Notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility will restrict, but will not prohibit, us or our subsidiaries from doing so. At September 30, 2011, we had $68.7 million of undrawn availability under our Senior Credit Facility, subject to borrowing base limitations. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we now face could intensify. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity and Capital Outlook.”

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make scheduled payments on and to refinance our indebtedness, including the Senior Notes, and to fund capital expenditures, acquisitions and research and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control. These factors include economic, financial, competitive, legislative, regulatory and other factors, such as changes in packaging designs, adverse weather conditions and acts of God, all of which are beyond our control.

We may also be required to obtain the consent of the lenders under our Senior Credit Facility or New Term Loan Facility and to refinance material portions of our indebtedness, including the Senior Notes. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the credit agreements governing our Senior Credit Facility and New Term Loan Facility and the indenture governing the Senior Notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

The indenture governing the Senior Notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility will impose significant operating and financial restrictions on us and our subsidiaries.

The indenture governing the Senior Notes restricts our ability to, among other things:

•	sell or transfer assets and issue capital stock of restricted subsidiaries;

•	incur additional debt, incur liens or issue preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;

•	make certain investments or acquisitions;

•	enter into agreements restricting our subsidiaries' ability to pay dividends; and

•	engage in certain transactions with subsidiaries and affiliates.

The credit agreements governing our Senior Credit Facility and New Term Loan Facility and the indenture governing the Senior Notes also require us to comply with certain covenants and financial conditions. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

If we cannot comply with the requirements of the indenture governing the Senior Notes or the credit agreements governing our Senior Credit Facility and New Term Loan Facility, we may be required to repay immediately all of the outstanding debt under them. If our debt payments are accelerated, our assets might not be sufficient to fully repay our debt. Our lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.

We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such a case, our financial condition, liquidity and results of operations would suffer.

We may not successfully complete the integration of Exopack Meat, Cheese and Specialty (“EMCS”).

We acquired EMCS in July 2010. Since this business was previously operated separately by Bemis, there are a number of risks related to this acquisition, including, but not limited to:

•	demands on management related to the increase in the size of the business for which they are responsible;

•	diversion of management's attention from the management of daily operations to the integration of the acquired business;

•	management of employee relations across facilities;

•	difficulties in the assimilation of different corporate cultures and practices, the integration of dispersed operations and the assimilation and retention of personnel, including key management;

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

Even if we are fully able to successfully integrate the operations of EMCS into our operations, this integration may not result in the cost savings, synergies or revenue enhancements that we expect or these benefits may not be achieved within the timeframe that we expect. The cost savings and other synergies from the acquisition may be offset by costs incurred in integrating EMCS's operations into our operations, as well as by increases in other expenses, by operating losses or by problems with the EMCS business unrelated to the acquisition.

We may be unable to successfully or timely complete the transition of equipment and business related to the EMCS acquisition to our existing facilities.

We acquired certain manufacturing equipment located at a Bemis manufacturing facility, and Bemis toll manufactures certain products for us through a tolling arrangement. The successful and timely transition of this equipment and business to our existing facilities will depend on difficulties encountered in the transition and unanticipated expenses and delays that may occur. We may not be able to maintain the levels of revenues, earnings or operational efficiency achieved through the tolling arrangement.

ITEM 6. EXHIBITS
The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Tom Vale
Tom Vale
Chief Executive Officer, President and Chief Operating Officer

By:	/s/ Eric M. Lynch
Eric M. Lynch
Chief Financial Officer

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amendment of Bonus Agreement, dated August 10, 2011, between CPF Finance, Inc. and Jack E. Knott (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed on August 10, 2011).

10.2
Amendment of Option Grant Agreement, dated August 10, 2011, between CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.2 to our current report on Form 8-K filed on August 10, 2011).

10.3
Amendment of Offer Agreement, dated August 10, 2011, among Exopack Holding Corp., CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.3 to our current report on Form 8-K filed on August 10, 2011).

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