Form 10-K
period 2011-12-31
EXOPACK HOLDING CORP
filed 2012-03-29
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
As of March 29, 2012, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-K
PART I

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Exopack Holding Corp. (the “Company”) for the fiscal year ended December 31, 2011, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this annual report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following: intense competition in the flexible packaging markets; the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers; global economic factors including risks associated with a recession and our customers’ access to credit; our customers’ inability to satisfy their obligations to us; financial difficulties and related problems experienced by our vendors, suppliers and other business partners; increases in our pension costs resulting from equity market fluctuations; increases in energy prices; our ability to adapt to technological advances in the packaging industry; our ability to protect our proprietary technology from infringement; environmental costs and liabilities; our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets; risks relating to our international operations; problems in our labor relations; a loss of transportation providers or increases in fuel prices; equipment failures; the control of our Company by an affiliate of Sun Capital Partners, Inc.; our ability to comply with Section 404 of the Sarbanes-Oxley Act; changes in interest rates; our substantial indebtedness and our ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; restrictions in the indenture governing our outstanding notes; our ability to successfully complete, integrate, transition the business and realize expected cost savings for acquisitions; and various factors that we cannot control.

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
Our Company
We are a provider of flexible packaging, film products, and specialty substrates primarily based in North America with locations in Europe and a warehouse in China. We design, manufacture and supply plastic and paper-based flexible packaging, film products and precision coated substrates to approximately 1,400 customers in a variety of industries, including the food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden and building materials industries, among others. We have 18 manufacturing facilities in the United States, Canada and the United Kingdom. We provide packaging and films products for many of the world’s most well-known brands.  Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.
The many products that we produce are divided into four separate segments: (i) pet food and specialty packaging, (ii) consumer food and specialty packaging, (iii) performance packaging and (iv) coated products. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability. Our pet food and specialty packaging segment produces products used in applications such as pet food, lawn and garden, charcoal, and popcorn packaging.  The consumer food and specialty packaging segment produces products used in applications such as fresh meat, natural cheese and dairy products, beverage, frozen foods, confectionary, breakfast foods, personal care and unprinted films. The performance packaging segment produces products used in applications such as building materials, chemicals, agricultural products and food ingredient packaging.  The coated products segment produces precision coated films, foils, fabrics and other substrates for imaging, electronics, medical and optical technologies.
Our History
Transactions Relating to Our Formation
A predecessor company with our same name was formed as a Delaware corporation on July 27, 2001, for the purpose of acquiring substantially all of the assets and assuming certain liabilities of the flexible packaging division of International Paper Company. This acquisition was completed on August 7, 2001. On September 30, 2003, the predecessor company, Exopack Holding Corp., purchased all of the assets and assumed certain liabilities of Plassein International of Thomasville, Inc. and Plassein International of Newmarket, Inc.
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

The Packaging Group (“TPG”) was founded in Canada in 1990. Between 1990 and 2003, TPG grew through the acquisition of several companies in the flexible packaging industry, including Package Masters and Plicon Canada (subsequently renamed Condor Co-Extrusions), Barrier Packaging, Inc., Golden State Equipment and Alcoa U.S. In 2005, after experiencing financial difficulties, TPG was placed under receivership in Canada.  TPG’s relationship with our Company is discussed below.

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
2010 Acquisition
On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture  and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.  EMCS is included within our consumer food and specialty packaging segment (see Note 11 to our consolidated financial statements included elsewhere in this annual report).  The acquisition of EMCS provided us the unique opportunity to gain a position in the meat and cheese packaging sector and expand our product offerings in the consumer food and specialty packaging segment.
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

Sun Capital
We and our parent companies are controlled by an affiliate of Sun Capital. Sun Capital is a private investment firm focused on leveraged buyouts, equity, debt and other investments in market-leading companies that can benefit from Sun Capital’s in-house operating professionals and experience. Affiliates of Sun Capital have invested in more than 285 companies worldwide with consolidated annual sales in excess of $45.0 billion since Sun Capital’s inception in 1995. Sun Capital currently has approximately $8.0 billion of equity capital under management. Sun Capital has offices in Boca Raton, Los Angeles and New York and affiliates with offices in Frankfurt, London, Luxembourg, Paris, Shanghai and Shenzhen.
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
Continuing to Focus on Enhancing Our Product Mix Through State-of-the-Art Technology. Our production facilities have allowed us to improve our production flexibility and dependability. We use high-performance machinery and a broad range of state-of-the-art technologies. Recent investments include printing presses that can print up to ten colors, high efficiency pasted valve machines, co-extruded blown film lines, a heat sealable paper bag line, extrusion lamination capabilities, woven polypropylene bag converting and plastic stand-up re-sealable pouch machines. We believe that a key factor that differentiates our services from those of our competitors is the state-of-the-art graphics and technical capabilities of our Customer Resource Center. In addition, to enhance the convenience that we strive to provide to our customers, we have continued to add features such as handles, fitments, easy open and advanced package re-closure systems.
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
Selectively Pursue Strategic Acquisition Opportunities. In addition to the growth in revenue, earnings and cash flow we are targeting through organic volume growth and cost-structure management, we believe that we are well positioned as a platform for additional acquisition opportunities. We believe that we have demonstrated the ability to successfully integrate acquisitions and achieve operating efficiencies. We intend to pursue a selective and disciplined acquisition strategy that will broaden our customer base and strengthen our end-market penetration, provide opportunities for manufacturing and corporate overhead cost savings, allow us to leverage our existing procurement platform and enhance our production and technological capabilities.
Our Strengths
We believe we have the following competitive strengths:
Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. We have approximately 1,400 customers, and even with recent market consolidations, most of our customers individually represent less than 5% of our net sales. No customer exceeded 10% of our net sales for 2011.
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
Position within the Industry. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $25.5 billion in annual sales in 2010, of which “value-added” products accounted for an estimated $19.8 billion in sales. The “value-added” segment does not include retail shopping bags, consumer storage bags and wraps, or trash bags. We participate in the value-added segment.
The flexible packaging market is fragmented, with an estimated 400 manufacturers operating in North America. A significant number of these manufacturers are relatively small, with the average converter generating annual revenues of approximately $60.0 million to $65.0 million, according to the FPA. We believe that as a result of customer consolidation certain sectors and customers are underserved by smaller manufacturers.  We believe our Company can take advantage of this market opportunity.

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
GPL is a strategic initiative developed to leverage relationships with global packaging manufacturers.  We believe GPL is a unique initiative in our industry. The goal of GPL is to procure flexible packaging solutions from a select network of global packaging manufacturers when it provides value to our customers or potential customers.  We aim to take advantage of GPL while maintaining Exopack's standards for quality, service, and innovation. Through this enhanced supply chain business model, we provide our multinational customer base with access to packaging solutions that combine North American manufacturing with global capabilities to create low-cost and high-quality products, a seamless integration process and a consistent supply through raw materials which hedge risk against uncertainties in a global marketplace.
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
Highly Experienced Management Team. We have an experienced management team with an average of more than 20 years of industry experience. Our Chairman and former Chief Executive Officer, Jack E. Knott, has over 30 years of experience in the packaging industry, during which he served as Chief Executive Officer of Pliant Corporation, Chairman of the FPA, President and Chief Operating Officer of Huntsman Packaging Corporation (the predecessor to Pliant Corporation) and President of Rexene Products (a petrochemical and polymer manufacturer).
Effective February 13, 2012, we appointed Christian B. Ragot as Chief Executive Officer. Mr. Ragot previously served as President and Chief Executive Officer of Novariant, Inc., a technology-based company providing solutions in GPS and other positioning control systems. Mr. Ragot was also a consultant advising several companies in various industries. Mr. Ragot served as President, Chief Executive Officer and a Director of Freightcar America, Inc. (NASDAQ:RAIL). Prior to joining Freightcar America as Chief Operating Officer, he served Terex Corporation in various executive capacities including Group President, Terex Utilities, Roadbuilding and Advance Mixers Group. Prior thereto, Mr. Ragot served Ingersoll-Rand Company in various executive and management capacities, including Vice President & General Manager.
Tom Vale, our President and Chief Operating Officer, has over 15 years of management experience, during which he served as President and Chief Executive Officer of Deluxe Media Services, and Executive Vice President and Chief Financial Officer of Resorts USA. Mr. Vale has served as our Chief Operating Officer since he joined our Company in 2008.
Effective February 20, 2012, we appointed Miles W. McHugh as Chief Financial Officer. Mr. McHugh previously served as Executive Vice President and Chief Financial Officer of R.R. Donnelley & Sons Company (“RR Donnelley”), a global provider of integrated communications (NASDAQ: RRD). At various times, Mr. McHugh served previously as Senior Vice President, Controller of RR Donnelley, Senior Vice President and Chief Financial Officer of RR Donnelley Logistics and Assistant Controller of RR Donnelley.
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
Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our pet food and specialty, consumer food and specialty, performance packaging and coated products segments. We currently purchase from a variety of suppliers in each of our major raw materials categories. We are generally able to switch suppliers without sacrificing quality.  We do not believe we are dependent on any single supplier to operate efficiently and profitably.

Diverse Mix of Paper Packaging, Plastic Packaging and Coated Products. We offer a diverse array of plastic packaging, paper packaging, films and coated products. We believe that we are well-positioned to meet customer needs in these three principal sectors. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe the multi-wall construction capabilities of our paper packaging segment are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging and films products consist of a variety of film structures, printing, EB treatments and a number of converting styles. Our plastic packaging and films products include barrier films, high-clarity printed shrink films, shipping sacks, quad seal bags, stand-up pouches and laminated roll stock with a wide variety of printing options.  Our coated products consist of a variety of laminations, coatings and other treatments. Our coated products include optical films, microfilm, medical products, conductive films and foils, ink jet receptive products and photo tool products.
Proprietary Brands, Products and Processes.  We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed our RAVETM brand of plastic-laminated and converted plastic bags with easy to open and reclose features for the pet food and lawn and garden markets, specialty packaging for feminine care products, eXpress pvTM two-ply cement bags for our cement and packaged concrete customers and paper bags with reclosable zippers for popular pet food brands.  The acquisition of the EMCS facilities has added recognizable brands such as Clearshield®, Maraflex®, and Halo® for the meat and cheese market segments.  We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has earned several industry awards for print quality and innovation.
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
According to the FPA, the domestic flexible packaging market accounted for an estimated $25.5 billion in sales in 2010, the annual growth rates for the industry are projected to be approximately 2.6%. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 400 flexible packaging manufacturers in North America.
End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, inroads in a wide variety of consumer and industrial markets. The focus on sustainable packaging also favors the reduced packaging material weight of flexible packaging. According to the 2011 FPA report, approximately 83% of end market applications for domestic flexible packaging are consumer and institution oriented, while approximately 9% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries. Retail and institutional food and beverage markets account for approximately 57% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 8% of flexible packaging applications. Various other applications, such as personal care products and retail and institutional non-food products, account for approximately 15% of the flexible packaging industry.
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
Performance Packaging Segment.  For this segment, the primary performance of the package is to protect and transport goods in a safe, reliable and cost effective manner and graphics are relied upon primarily to communicate product use.  We produce industrial-strength paper packaging products used by the agricultural, building products, food ingredient, dairy and processed minerals industries, among others.  Our plastic products are additionally used to package resin pellets, chemicals, salt, building materials and agricultural products, among others.  Many of these end-use sectors are also marketing products into big box retailers where product crossover occurs from industrial customers to retail consumers.  Our amplified printing capabilities can improve the package appeal for products sold through this channel.
Coated Products Segment.  Our coated products segment includes coated products we sell to the medical, electronic, optical, security, conductives and printing markets.  Typical end uses for coated products include white boards, LCD screens, digital printing, electrical car batteries and breathable wound care applications. We offer branded products, proprietary products developed under partnerships and OEM labeled products.
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
Our key paper-based packaging products include:
Pinch Bags. Pinch bags offer presentation and functionality advantages for consumer applications that require packaging which lies flat or stands upright and is sift resistant. Typically, pinch bags are used by manufacturers and distributors of light to medium density products, such as sugar, flour, pet food, livestock feed and smaller lawn and garden products. Due to their multi-layer constructions, this style of bag is also used for chemical products where specific barriers are required. Pinch bags are left unsealed at one end after production and offer convenient filling and sealing features for our customers and end users.  Pinch bags typically are formed using multiple layers of paper, film and other barrier materials to include laminated film-to-paper composites.
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

Printed Shrink Film. Shrink films are used in the personal care, beverage, cereal, convenience foods and canned goods markets, offering product protection and clear graphics at relatively low prices. This family of products is marketed under the Exopack brand AquaCrystal™.
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
Coated and Laminated Flexible Materials:  Used in the electronics market, we manufacture substrates used in the printed circuit, batteries and advanced fuel cells segment.
Specialty Coatings: We are able to use our extensive expertise to develop and produce high precision coatings for a wide variety of critical applications.
Operations and Manufacturing
We maintain an expansive array of packaging machinery at our various facilities. Our machinery includes numerous presses, tubers, bottomers, sewing lines, self-opening square bottom and two-ply pasted valve bag machines, multiple extrusion lines, flexo and roto presses, pouch machines, coating machines and laminators. This wide variety of machinery and specialized equipment enables us to increase our product offerings and maintain a high degree of flexibility in meeting customer demands.
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

•	Pouch/bag converting. Printed and/or laminated films can be converted into a variety of styles with re-closable features, handles or other required package elements.

•	Coated Products. The manufacture of coated products also involves several processes, including coating and lamination.

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
We are able to use our broad product offerings and state-of-the-art technology to transfer technological innovations from one market to another. For example, our expertise in producing zippered stand-up pouches for the food industry has helped us to develop and commercialize a patented re-closeable feature on multi-wall bags for pet food.  We have also successfully developed our RAVE™ composite line of premade bags.  Through unique substrate combinations these robust bags offer less damage to the retailer and lower overall cost for the packaged goods company.
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
In addition, we formed a long-term innovation team to search for new technologies that can be translated into packaging or coating products.  This team is charged with finding technology platforms that have the potential to be commercialized in a three to five year time horizon.
For additional information related to our research and development costs, see Note 2 to our consolidated financial statements included elsewhere in this annual report.

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
In addition to a base salary, our sales personnel have an incentive plan according to revenue growth they are able to generate year over year. Accordingly, our sales representatives have an incentive to grow their business and generate higher margins. We devote significant resources on an ongoing basis to product and sales technique training programs, which inform sales representatives about each of our products, their functionality, potential applications and value-added selling techniques. We believe that these efforts have resulted in a highly knowledgeable and motivated sales force, capable of specifically addressing a broad range of customer requirements.
Marketing Initiatives. We actively seek to identify and pursue developing opportunities with customers, leveraging our technical expertise to meet customer needs, regardless of segment or packaging configuration. We believe these efforts enhance our ability to pursue cross-selling opportunities with existing and potential customers. Market and product-focused professionals have reinforced our business with our major customers by developing expertise and enhancing recognition of Exopack products and services. In addition, there has been a renewed focus on branded products to enhance customer experience. We believe that brands such as Maraflex®, Clearshield®, Halo®, AquaCrystal™, Insta-Bowl®, Shur-Seal®, Sclairfilm®, Dartek®, StratFXTM, Z-Flo Conductive Films and Foils®, RAVE™, DuratoolTM, Inspire®, and PolarFlex® have become trusted names in our product portfolio.
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

Customers and Order Backlog
We have a diversified customer base of more than 1,400 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, pet food, building materials, beverages, electronics, lawn and garden and personal care and hygiene products.
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
For information regarding a summary of our significant accounting policies for revenue recognition, see Note 2 to our consolidated financial statements included elsewhere in this annual report.
Employees
At December 31, 2011, we had 2,458 employees, of which 516 were covered by five separate collective bargaining agreements. In our Battle Creek, Michigan facility, 125 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 4, 2016. In our Tomah, Wisconsin facility, 99 employees were covered by a collective bargaining agreement that expired on February 28, 2012. At the date of this report, we were in the process of negotiating a new collective bargaining agreement with the employees of this facility. In our Matthews, North Carolina facility, 68 employees are covered by a collective bargaining agreement that expires on June 27, 2012.   In our Menasha, Wisconsin facility, 224 employees are covered by two separate collective bargaining agreements; the Graphics Communications Workers are covered by a collective bargaining agreement that expires on June 30, 2013 and the United Steelworkers are covered by a collective bargaining agreement that was recently ratified to replace a prior agreement, which expired on February 28, 2012. The new collective bargaining agreement expires on February 28, 2017.
Patents and Trademarks
We have proprietary rights to a number of trademarks important to our business, including, but not limited to, Exopack®, Sclairfilm®, Dartek®, Maraflex®, ClearShield®, Halo®, Insta-Bowl®, Z-Flo Conductive Films and Foils®, Inspire®, PolarFlex® and Shur Seal®. We also hold approximately 110 U.S. and foreign patents relating to our products, manufacturing processes and equipment and numerous patent applications are currently pending in the United States and certain foreign jurisdictions.
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
Geographic Areas
For a discussion of our consolidated net sales and long-lived assets based on geographic area see Note 11 to our consolidated financial statements included elsewhere in this annual report.
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
The business of supplying flexible packaging products is extremely competitive. We face intense competition from many domestic and international competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition that is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. From the date of the closing of the EMCS acquisition until July 13, 2011, the former owner of the EMCS business, Bemis Company, Inc. (“Bemis”), was contractually restricted from soliciting certain of our customers with respect to certain products. An increase in competition from Bemis or other flexible packaging manufacturers could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.
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
Our financial results are substantially dependent upon the overall economic conditions globally and in the locations where we do business, including in the United States, the United Kingdom and Canada. A recession in any of these locations or globally or public perceptions that result in declining economic conditions could substantially decrease the demand for our products and adversely affect our business. Indeed, as a result of the economic downturn that commenced in late 2008 and weak economic conditions that continued into 2011, we have experienced decreased demand for some of our products. Moreover, many of our customers rely on access to credit to fund their operations. The inability of our customers to access credit facilities may adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.
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
As a result of continued weak economic conditions, some of our customers may be unable to satisfy their obligations to us when they become due and may initiate bankruptcy proceedings. Our credit procedures and policies may not be adequate to eliminate customer credit risk. Our customers may experience financial difficulties, including bankruptcies, restructurings and liquidations. These and other financial problems that may be experienced by our customers, as well as potential financial weakness in our industry and in the economy generally may increase our risk in extending trade credit to customers. A significant adverse change in a customer relationship or in a customer's financial position could cause us to limit or discontinue business with that customer, require us to assume more credit risk relating to that customer's receivables or limit our ability to collect accounts receivable from that customer, all of which could have a material adverse effect on our business, results of operations, financial condition and liquidity.
Financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business.
We rely on numerous vendors and suppliers and collaborations with other industry participants to provide us with polyethylene resin, paper, packaging materials and other raw materials, along with energy sources and, in certain cases, facilities, that we need to operate our business. We believe that certain of our business partners may be experiencing or may experience cash flow problems, which could be further aggravated by recessionary industry conditions. Due to the recent economic downturn and several years of continued weak economic conditions, some of these companies may be forced to reduce their output, shut down their operations or file for bankruptcy protection. Financial difficulties or solvency problems at companies on which we rely could materially adversely affect their ability to provide us with the raw materials, energy sources or facilities that we need, which could disrupt our operations, including the production of certain of our products. In addition, it could be difficult to find replacements for certain of our business partners without incurring significant delays or cost increases.
Fluctuations in the financial markets will likely adversely affect our pension plan assets and our future cash flows.
In connection with our acquisition of Exopack, LLC, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, referred to in this annual report as the pension plans, as described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report. Continued disruption in global credit and financial markets could adversely affect the market value of our pension plan assets, which would likely increase our pension costs and cause a corresponding decrease in our cash flow. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Accordingly, fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In addition, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. We expect to make contributions of approximately $4.8 million to one of our pension plans in 2012. However, a decline in our pension plan assets as a result of volatile equity market returns would significantly increase future minimum required pension contributions in 2013 and future years which would have an adverse impact on our cash flows and our availability under our Senior Credit Facility.
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
The recent political upheaval in the Middle East involving Iran, Syria and other countries has significantly increased uncertainties with respect to energy prices, and the volatility of oil prices increased significantly during 2011. If these events continue or expand to other countries in the region, energy prices could continue to increase rapidly, which could adversely affect our business.
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
Although there are some signs of improvement, global financial markets and economic conditions continue to be disrupted and volatile, which has caused a substantial deterioration in the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.
We do not currently believe that we have a need to obtain additional financing beyond our current financing arrangements described in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.” However, our need for additional financing may change at any time based on unexpected market conditions, unexpected actions by the lenders under our Senior Credit Facility, changes to our growth strategy or other factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain any such additional financing on favorable terms, if at all, could be severely limited. Our inability to secure additional financing on favorable terms to us, or at all, in the event that we need to seek such financing would constrain our ability to operate or grow our business and could require us to pursue actions that could materially adversely affect our financial condition, results of operations and cash flows.
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
The recent political upheaval in the Middle East involving Iran, Syria and other countries has increased political instability in the region. Our joint venture with INDEVCO, as well as our plans to expand our relationship with INDEVCO to take advantage of the new polymer manufacturing capacity coming on line in the Middle East, could be adversely affected by the uncertain political environment in the Middle East.

We may, from time to time, experience problems in our labor relations.
At December 31, 2011, we had 2,458 employees, of which 516 were covered by five separate collective bargaining agreements. In our Battle Creek, Michigan facility, 125 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 4, 2016. In our Tomah, Wisconsin facility, 99 employees were covered by a collective bargaining agreement that expired on February 28, 2012. At the date of this report, we were in the process of negotiating a new collective bargaining agreement with the employees of this facility. In our Matthews, North Carolina facility, 68 employees are covered by a collective bargaining agreement that expires on June 27, 2012. In our Menasha, Wisconsin facility, 224 employees are covered by two separate collective bargaining agreements; the Graphics Communications Workers are covered by a collective bargaining agreement that expires on June 30, 2013 and the United Steelworkers are covered by a collective bargaining agreement that was recently ratified to replace a prior agreement, which expired on February 28, 2012. The new collective bargaining agreement expires on February 28, 2017. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.
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

The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:
•faulty human judgment and simple errors, omissions or mistakes;
•fraudulent action of an individual or collusion of two or more people;
•inappropriate management override of procedures; and
•the possibility that any enhancements to controls and procedures may not be adequate to assure timely and          accurate financial information.

If we are not able to comply with the requirements of Section 404, we may face restricted access to the capital markets and may be subject to sanctions.
Loss of key individuals could disrupt our operations and harm our business.
Our success depends, in part, on the efforts of certain key individuals and members of our senior management and facility operations teams. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. Additionally, we do not carry "key man" life insurance coverage for our senior management. Our current Chief Executive Officer and current Chief Financial Officer were recently appointed and do not have prior experience with our Company. Effective September 1, 2011, our Chairman, Jack E. Knott resigned as our Chief Executive Officer. Effective February 13, 2012, Christian B. Ragot was appointed as our Chief Executive Officer and effective February 20, 2012, Miles W. McHugh was appointed as our Chief Financial Officer. Tom Vale continues to serve as our President, Chief Operating Officer and Secretary.

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
Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the notes, obtaining financing in the future and reacting to changes in our business.
We have a substantial amount of debt, which requires significant payments. As of December 31, 2011, we had $598.7 million of debt outstanding. We had $68.1 million of undrawn availability, subject to a borrowing base limitation, under our Senior Credit Facility after giving effect to the amendment thereof.
Our substantial indebtedness could have important consequences to you. For example, it could:
•make it more difficult for us to satisfy our obligations with respect to the notes;
•make it more difficult for us to meet all of our obligations to creditors, who could then require us, among other     things, to restructure our indebtedness, sell assets or raise additional debt or equity capital;
•increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations because a portion of our borrowings are and will continue to be at variable rates of interest;
•limit our flexibility in planning for, and reacting to, changes in our business and industry;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness,     which will reduce the availability of our cash flows to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;
•limit our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or general corporate purposes;
•place us at a competitive disadvantage compared to our competitors that may have less debt;
•increase our cost of borrowing; and
•limit our ability to make future acquisitions.

The instruments governing the notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.
We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility will restrict, but will not prohibit, us or our subsidiaries from doing so. At December 31, 2011, we had $68.1 million of undrawn availability under our Senior Credit Facility, subject to borrowing base limitations. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we now face could intensify. See “Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Liquidity and Capital Outlook.”
To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.
Our ability to make scheduled payments on and to refinance our indebtedness, including the notes, and to fund capital expenditures, acquisitions and research and development efforts, will depend on our ability to generate cash. A number of factors that affect our ability to generate cash are beyond our control. These factors include economic, financial, competitive, legislative, regulatory and other factors, such as changes in packaging designs, adverse weather conditions and acts of God, all of which are beyond our control.
We may also be required to obtain the consent of the lenders under our Senior Credit Facility or New Term Loan Facility and to refinance material portions of our indebtedness, including the notes. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the notes.
If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the credit agreements governing our Senior Credit Facility and New Term Loan Facility and the indenture governing the notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.
The indenture governing the notes and the credit agreements governing our Senior Credit Facility and New Term Loan Facility impose significant operating and financial restrictions on us and our subsidiaries.
The indenture governing the notes restricts our ability to, among other things:
•sell or transfer assets and issue capital stock of restricted subsidiaries;
•incur additional debt, incur liens or issue preferred stock;
•pay dividends or make other distributions or repurchase or redeem our stock or subordinated indebtedness;
•make certain investments or acquisitions;
•enter into agreements restricting our subsidiaries' ability to pay dividends; and
•engage in certain transactions with subsidiaries and affiliates.

The credit agreements governing our Senior Credit Facility and New Term Loan Facility and the indenture governing the notes also require us to comply with certain covenants and financial conditions. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

If we cannot comply with the requirements of the indenture governing the notes or the credit agreements governing our Senior Credit Facility and New Term Loan Facility, we may be required to repay immediately all of the outstanding debt under them. If our debt payments are accelerated, our assets might not be sufficient to fully repay our debt. Our lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.
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
We acquired EMCS in July 2010. Since this business was previously operated separately by Bemis, there are a number of risks related to this acquisition, including, but not limited to:
•demands on management related to the increase in the size of the business for which they are responsible;
•diversion of management's attention from the management of daily operations to the integration of the acquired     business;
•management of employee relations across facilities;
•difficulties in the assimilation of different corporate cultures and practices, the integration of dispersed operations and the assimilation and retention of personnel, including key management;
•difficulties and unanticipated expenses related to the integration of manufacturing facilities, departments, systems
(including accounting systems), technologies, books and records, procedures and controls (including internal accounting controls, procedures and policies), as well as in maintaining uniform standards, including environmental management systems; and
•expenses of any undisclosed or potential liabilities.

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
A failure in our information technology infrastructure or applications could negatively affect our business.
We depend on information technology to record and process customers' orders, manufacture and ship products in a timely manner, and maintain the accuracy of our business records. We are in the process of implementing a global Enterprise Resource Planning ("ERP") system, an integrated information system that we expect will allow for better allocation of our resources among our plants and more effective information management. There can be no certainty that the ERP system will deliver the expected benefits. The failure to achieve our goals may impact our ability to (1) process transactions accurately and efficiently and (2) remain in step with the changing needs of our industry, which could result in the loss of customers. In addition, the failure to effectively implement the ERP system could lead to business disruption and loss of customers and revenue. Finally, failure or abandonment of the ERP system could result in a loss equal to part or all of the costs that have been capitalized on the project.

Our information systems could also be penetrated by outside parties intent on extracting information, corrupting our systems, or disrupting business processes. Such unauthorized access could result in disruption to our business, loss of assets, loss of customer confidence and business, and losses related to remediation efforts.

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
Our corporate headquarters are located in Spartanburg, South Carolina. We operate 18 manufacturing facilities located throughout the United States, United Kingdom and Canada and operate one distribution warehouse in China.  We operate four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. We operate seven manufacturing facilities in the consumer food and specialty segment, of which we lease two, including one manufacturing facility in Ontario, Canada, and own the remaining five facilities. We operate five manufacturing facilities in the performance packaging segment, of which we lease two and own the remaining three facilities.  We operate two manufacturing facilities and one distribution warehouse in the coated products segment, all of which we lease, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China. During the year ended December 31, 2011, we closed our manufacturing facility located in Longview, Texas. We transferred equipment from the Longview facility to other performance packaging facilities and sold the land and building to a third party.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is privately held and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.
On May 31, 2011, we completed an unregistered private offering of $235.0 million aggregate principal amount of 10% Senior Notes due 2018. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% Senior Notes for 10% Senior Notes registered under the Securities Act (the "Senior Notes"). See Note 4 to our consolidated financial statements included elsewhere in this report for additional information related to the Senior Notes and our Recapitalization Transactions.
The indenture governing the Senior Notes and our Senior Credit Facility each separately impose restrictions on our ability to pay dividends. As a result of our Recapitalization Transactions, a dividend of $150.0 million was paid to our sole stockholder during the year ended December 31, 2011. We did not pay any dividends during the year ended December 31, 2010.  See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this annual report for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA
The following tables set forth selected financial data as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data as of December 31, 2011 and 2010, and for the years ended December 31, 2011, 2010 and 2009, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2009, 2008 and 2007, and for the years ended December 31, 2008 and 2007, have been derived from our audited consolidated financial statements, which are not included in this annual report.

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	Year Ended December 31, 2007
	(dollar amounts in thousands)
Consolidated Statement of Operations
Data:
Net sales	$880,032	$785,086	$673,733	$781,732	$676,073
Cost of sales	761,741	684,168	596,764	699,524	603,675
Gross profit	118,291	100,918	76,969	82,208	72,398
Operating expenses(1)	74,048	66,491	55,894	57,179	49,508
Operating income	44,243	34,427	21,075	25,029	22,890
Interest expense	49,666	36,379	28,592	30,991	28,884
Loss on early extinguishment of debt(2)	22,051	—	—	—	—
Other expense (income), net(3)	(112)	(1,035)	(468)	1,371	(1,548)
Net other expense	71,605	35,344	28,124	32,362	27,336
Loss before income taxes	(27,362)	(917)	(7,049)	(7,333)	(4,446)
Income tax expense (benefit)	(8,703)	1,857	(1,114)	(1,215)	(541)
Net loss	$(18,659)	$(2,774)	$(5,935)	$(6,118)	$(3,905)
Consolidated Statement of Cash Flows
Data:
Net cash provided by (used in):
Operating activities(4)	$2,080	$29,595	$25,978	$12,959	$12,809
Investing activities(5)	$(41,269)	$(100,296)	$(19,740)	$(19,026)	$(71,786)
Financing activities(6)	$39,110	$72,704	$(6,921)	$5,149	$59,388
Capital expenditures	$42,831	$24,996	$26,421	$19,149	$23,244
Consolidated Balance Sheet Data (at
period end):
Cash	$2,317	$2,508	$633	$1,712	$1,308
Working capital(7)	$87,306	$21,331	$1,299	$4,600	$5,923
Property, plant, and equipment	$223,035	$214,293	$174,055	$173,757	$186,393
Total assets(8)	$623,903	$609,808	$481,464	$498,632	$519,109
Long-term debt, less current portion(9)	$590,525	$330,501	$220,034	$220,082	$220,130
Total debt(9)	$598,726	$389,316	$288,637	$294,574	$291,057
Stockholder's equity(10)	$(146,326)	$39,995	$44,499	$42,732	$65,008
Other Data:
Ratio of earnings to fixed charges(11)	$—	$—	$—	$—	$—

(1)
Operating expenses for the year ended December 31, 2011, included management fees of $4.5 million paid to Sun Capital, $2.2 million in start-up and transition costs related to the integration of EMCS, $4.9 million related to costs associated with the recapitalization transactions, $2.8 million in professional services related to process improvement consulting, $1.7 million in severance costs, and $1.6 million in incentive bonus related to our management incentive plan bonus ("MIP"). Operating expenses for the year ended December 31, 2010 included $6.0 million in expenses related to acquisition costs and the start-up and integration of EMCS operations into our business, $5.0 million in other selling, general and administrative costs acquired with the EMCS Acquisition, $3.5 million in professional services related to process improvement consulting, $2.7 million in severance costs, and $2.5 million in incentive bonus related to our MIP.  Operating expenses for the year ended December 31, 2009 included $3.3 million in incentive bonus related to our MIP, $3.1 million in severance costs, $1.7 million in professional services related to process improvement consulting, and approximately $831,000 related to the closure of one of our Canadian facilities.

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

(2)
Represents a charge to earnings during the year ended December 31, 2011 in the amount of $11.9 million to write-off deferred financing costs and approximately $10.2 million in early redemption and consent costs related to the early extinguishment of the Former Senior Notes in May 2011.

(3)
Other income for the year ended December 31, 2011 includes foreign exchange loss of approximately $622,000. Other income for the year ended December 31, 2010 was primarily related to insurance proceeds of approximately $1.0 million received in 2010 related to a press fire at one of our consumer food and specialty packaging facilities in the third quarter of 2009.  Consists primarily of $432,000 in exchange gains related to an intercompany note with our United Kingdom operations as a result of the strengthening of the British pound against the U.S. dollar during the year ended December 31, 2009.  Consists primarily of $1.7 million in exchange loss related to an intercompany note with our United Kingdom operations as a result of the weakening of the British pound against the U.S. dollar during the year ended December 31, 2008.  Consists primarily of $1.8 million in proceeds received during the year ended December 31, 2007 from the settlement of a business interruption insurance claim related to the 2005 hurricane season.

(4)
Consists primarily of a decrease in accrued liabilities mainly as a result of the change in the timing of our semi-annual interest payment on the Senior Notes from February to December, as well as an increase in inventory for the year ended December 31, 2011. Consists primarily of an increase in receivables, inventory, and accounts payable and accrued liabilities as a result of the EMCS acquisition for the year ended December 31, 2010.  Consists primarily of a decrease in receivables and inventory, partially offset by a decrease in accounts payable and accrued liabilities for the year ended December 31, 2009.

(5)
Consists primarily of $42.8 million related to the purchase of property, plant and equipment partially offset by proceeds from the sale of property, plant and equipment of $1.4 million for the year ended December 31, 2011. Consists primarily of $82.1 million related to the acquisition of EMCS and $25.0 million related to the purchase of property, plant and equipment partially offset by $7.2 million in proceeds from sales of property, plant and equipment for the year ended December 31, 2010.  Consists primarily of $26.4 million related to the purchase of property, plant and equipment partially offset by $7.1 million in proceeds from sales of property, plant and equipment for the year ended December 31, 2009.  Consists primarily of $19.1 million related to the purchase of property, plant and equipment for the year ended December 31, 2008.  Consists primarily of the acquisition costs of EAC and EPF, totaling $48.9 million and $23.2 million related to the purchase of property, plant and equipment for the year ended December 31, 2007.

(6)
Consists of approximately $235 million of Senior Notes, approximately $350 million of borrowings on the new term loan facility, repayment of $320 million on the Former Senior Notes, and a $150 million dividend paid to an affiliate of Sun Capital all related to the 2011 recapitalization transactions for the year ended December 31, 2011. Consists of approximately $100.0 million related to the issuance of Additional Notes, $12.9 million in deferred financing costs related to the Additional Notes and the re-negotiation of the Senior Credit Facility and $11.9 million in net repayments under our Senior Credit Facility for the year ended December 31, 2010 (excluding the impact of foreign currency fluctuations).  Consists of approximately $6.9 million related to net repayments under our Senior Credit Facility for the year ended December 31, 2009 (excluding the impact of foreign currency fluctuations).  Consists of approximately $5.4 million related to net borrowings under our Senior Credit Facility for the year ended December 31, 2008 (excluding the impact of foreign currency fluctuations).  Consists of approximately $48.9 million related to borrowings under our Senior Credit Facility to fund the 2007 Acquisitions for the year ended December 31, 2007.

(7)
Significant increase in 2011 is due to the decrease in the current portion of long-term debt attributable to the 2011 recapitalization transactions. Significant increase in 2010 is primarily the result of the EMCS acquisition.

(8)
Total assets increased slightly during 2011 mainly due to increased purchases of property, plant and equipment and an increase in inventory. Total assets increased in 2010 primarily as a result of the EMCS acquisition.  Total assets decreased in 2009 due to reductions in accounts receivables and inventory, primarily as a result of reduced sales volume.  Total assets of our foreign subsidiaries were reported at lower amounts at December 31, 2008 due to the weakening of the British pound and Canadian dollar relative to the U.S. dollar.  Total assets increased significantly in 2007 due to the 2007 Acquisitions.

(9)
Long-term debt increased in 2011 due to the 2011 recapitalization transactions including $235 million of the Senior Notes, a new term loan facility of $350 million offset by the repayment of the Former Senior Notes for $320 million. Long-term and total debt increased in 2010 primarily due to issuance of $100.0 million in Additional Notes to finance the EMCS acquisition and $10.5 million in capital lease obligations.

(10)	Significant decrease in 2011 is due to the 2011 recapitalization transactions including a dividend in the amount of $150 million paid to an affiliate of Sun Capital.

(11)
Loss used in computing the ratio of earnings to fixed charges consists of loss before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the years ended December 31, 2011, 2010, 2009, 2008 and 2007, our earnings were insufficient to cover our fixed charges by $27.4 million, $917,000, $7.0 million, $7.3 million and $4.4 million, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Overview
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report.
We generate revenues, earnings and cash flows from the sale of flexible packaging, films and coated products primarily in the United States, Canada, Europe and China. Management views net sales and operating income as the primary indicators of our financial performance.
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
2010 Acquisition
On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this annual report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.  EMCS is included within our consumer food and specialty packaging segment (see Note 11 to our consolidated financial statements included elsewhere in this annual report).  The acquisition of EMCS provided us the unique opportunity to gain a position in the meat and cheese packaging sector and expand our product offerings in the consumer food and specialty packaging segment.
2011 Recapitalization Transactions
On May 31, 2011, we completed a series of transactions (the “Recapitalization Transactions”) that recapitalized our indebtedness. These transactions included (i) the private placement of $235.0 million principal amount of 10% senior notes due 2018; (ii) the entry into a six year $350.0 million senior secured term loan facility; (iii) the amendment and restatement of our existing revolving credit facility; and (iv) the repayment of our outstanding 11.25% senior notes due 2014 (the “Former Senior Notes”). The Recapitalization Transactions are described in more detail below in “Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this report.
Reportable Segments
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

Severance Expenses
During the years ended December 31, 2011, 2010 and 2009, we terminated the employment of certain employees and eliminated their positions.  During 2010 and 2009 we also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our consumer food and specialty packaging segment facilities.  In connection with these terminations we recorded employee termination costs of approximately $1.8 million, $2.7 million (excluding severance costs associated with the closure of a facility discussed below) and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in our consolidated statements of operations included elsewhere in this annual report. Of the approximately $419,000 in severance accrued at December 31, 2010 and approximately $1.8 million in costs incurred in 2011, we paid approximately $1.3 million through December 31, 2011, so that approximately $858,000 remained accrued for employee termination benefits at December 31, 2011. We expect to pay all of the accrued amounts in 2012.

Critical Accounting Policies and Estimates
We believe the following accounting policies and estimates are critical to understanding our results and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
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
Inventories. At December 31, 2011 and 2010, inventories are stated at the lower of cost or market with cost determined primarily on the first-in, first-out (“FIFO”) and weighted average methods. Inventories are stated net of a reserve for excess and obsolete inventories. The estimated reserve for excess and obsolete inventories is calculated based on an analysis of all inventory aged greater than one year and other specifically identified excess or obsolete inventories.
Self-Insurance Reserves. Exopack is self-insured for workers' compensation, medical claims and certain legal claims up to certain stop-loss limits. The self-insurance costs for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.
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
In connection with the Consolidation, we assumed the pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”, and together with the Retirement Plan, collectively, the “Pension Plans”).  We also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement, which we refer to as the postretirement plan or the postretirement benefit plan. These pension and postretirement plans are described in more detail in Note 5 to our consolidated financial statements included elsewhere in this annual report.
In conjunction with the EMCS acquisition, we assumed a defined benefit pension plan for certain union employees at the Menasha, Wisconsin facility.  Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC.

Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2011, included: a discount rate of 4.25% to determine benefit obligations and a 5.4% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 7.0% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5.0% over an eight-year period. Actuarial assumptions used for the year ended December 31, 2010 included: a discount rate of 5.4% to determine benefit obligations and a 5.9% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 8.0% and a health care cost trend rate beginning at 9.0% and grading uniformly to 5.0% over an eight-year period.
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
The allocation, by asset category, of assets of the Retirement Plan at December 31, 2011 was 63% equity securities and 37% fixed income securities. The allocation of assets of the Retirement Plan at December 31, 2010 was 66% equity securities and 34% fixed income securities.
During the year ended December 31, 2011, we had total pension expense of $854,000, which included interest expense of $3.4 million at the assumed rate of 5.4%, amortization of net actuarial losses of $403,000, service cost of $372,000 and $3.3 million of expected returns on plan assets at the assumed rate of 7.0%. During the year ended December 31, 2010, we had total pension expense of $428,000, which included interest expense of $3.3 million, at the assumed rate of 5.9%, amortization of net actuarial losses of $120,000, service cost of $374,000 related to the plan assumed in connection with the EMCS acquisition and $3.4 million of expected returns on plan assets at the assumed rate of 8.0%.
During the year ended December 31, 2011, we had total postretirement expense of $33,000, which included interest expense of $28,000 at the assumed rate of 5.4%, amortization of net actuarial gains of $17,000, and service cost of $22,000. During the year ended December 31, 2010, we had total postretirement expense of $35,000, which included interest expense of $29,000 at the assumed rate of 5.9%, amortization of net actuarial gains of $16,000, and service cost of $22,000.
During the years ended December 31, 2011 and 2010, we made contributions of $3.2 million and $1.4 million, respectively, to the Retirement Plan. Other than company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the years ended December 31, 2011 and 2010. We expect to make contributions of approximately $4.8 million to the Retirement Plan in 2012.
Unrecognized net actuarial losses were approximately $2.2 million and $452,000 at December 31, 2011 and 2010, respectively, and are primarily the result of decreases in the discount rates due to decreased market interest rates. The amortization period for unrecognized losses/gains is approximately 10 years for the portion outside the 10% corridor at December 31, 2011 as defined by FASB guidance related to an employer’s accounting for pensions.
The projected liability of these plans will be affected by assumptions regarding inflation, investment returns, market interest rates, changes in the number of plan participants, changes in the benefit obligations, and laws and regulations pertaining to benefit obligations. We annually reevaluate assumptions used in projecting the pension and postretirement liabilities and associated expense (income). These judgments, assumptions and estimates may affect the carrying value of pension plan assets and pension plan and postretirement plan liabilities and pension and postretirement plan expense (income) in our consolidated financial statements included elsewhere in this report.
At December 31, 2011, the fair value of the assets of the Pension Plans was $47.2 million, up from $47.1 million at December 31, 2010. Our minimum required contributions to our pension plans for fiscal year 2013 and thereafter may increase or decrease depending on volatility with respect to future global stock market valuations.
Based on current global stock market valuations, we expect to incur net periodic benefit costs of approximately $2.7 million in 2012.
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
Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets acquired in business combinations. Under FASB guidance related to goodwill and other intangible assets, we do not amortize goodwill, but we review our goodwill balance for impairment at least once a year during the fourth quarter, or whenever events happen or circumstances change that would make it more likely than not that an impairment may have occurred. This review is conducted using business valuation methods required by the FASB guidance. These methods include the use of a weighted-average cost of capital to calculate the present value of the expected future cash flows of our reporting units.  We have determined that we have five reporting units for the purpose of the goodwill impairment test under the FASB guidance.  Future changes in the cost of capital, expected cash flows, or other factors may cause our goodwill and/or other intangible assets to be impaired, resulting in a non-cash charge against results of operations to write down these assets for the amount of impairment. If a significant write-down is required, the charge could have a material adverse effect on our reported results of operations and net worth.  Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset utilizing the relief of royalty method to the carrying value of the asset.
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
Income Taxes. Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We do not currently intend to repatriate earnings, if any, from our Canadian subsidiaries, and consider these earnings to be permanently invested outside the U.S.  As a result, no deferred tax liability has been recognized for earnings from our Canadian subsidiaries. We have provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries through December 31, 2011.  Prior to 2010, we had not recognized a deferred tax liability for earnings from our U.K. subsidiaries because we considered these earnings to be permanently invested overseas.  During the fourth quarter of 2010, we determined that these earnings should no longer be considered indefinitely invested.
See Notes 2 and 9 to our consolidated financial statements included elsewhere in this annual report for additional information on our income taxes.

Results of Operations
The following presents an overview of our results of operations for the year ended December 31, 2011 compared to the year ended December 31, 2010, and for the year ended December 31, 2010 compared to the year ended December 31, 2009.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Year Ended December 31, 2011		Year Ended December 31, 2010
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$880,032	100%	$785,086	100%
Cost of sales	761,741	86.6%	684,168	87.1%
Selling, general and administrative expenses	74,048	8.4%	66,491	8.5%
Interest expense	49,666	5.6%	36,379	4.6%
Loss on early extinguishment of debt	22,051	2.5%	—	—%
Other income, net	(112)	—%	(1,035)	-0.1%
Loss before income taxes	(27,362)	-3.1%	(917)	-0.1%
Provision for (benefit from) income taxes	(8,703)	-1.0%	1,857	0.3%
Net loss	$(18,659)	-2.1%	$(2,774)	-0.4%
     Net Sales. Net sales for the year ended December 31, 2011 increased by approximately $94.9 million or 12% compared to 2010. This increase was primarily attributable to additional net sales related to the first half of 2011 for EMCS of approximately $73.4 million.  Excluding EMCS sales from January through June 2011, net sales increased $21.5 million, or 3%, due to an increase in average selling price of approximately 4% offset by a decrease in volume of approximately 1%.  The increase in net sales attributable to the increase in average selling price reflects a favorable exchange rate impact of $2.8 million.  The increase in average selling prices was driven by increases across all segments.
Cost of Sales. Cost of sales for the year ended December 31, 2011, increased by approximately $77.6 million, or 11%, over the same period in 2010.  This increase is primarily attributable to cost of sales related to the increase in net sales associated with the EMCS acquisition from January 2011 through June 2011 of approximately $65.3 million.  Excluding EMCS for the first half of 2011, cost of sales as a percentage of net sales decreased to 86.3% of net sales, or $696.4 million for the year ended December 31, 2011, from 87.1% of net sales, or $684.2 million for the year ended December 31, 2010.  Cost of sales for the year ended December 31, 2011 was favorably impacted by operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010, a reduction in costs related to certain operational and business changes, and a reduction in the write-off of fair value step-up of acquired EMCS inventory.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2011 increased $7.6 million, or 11% compared to 2010.  Excluding the increase in SG&A related to EMCS of approximately $3.9 million, SG&A expenses increased by approximately $3.7 million or 6%.  The significant components of the total increase in SG&A expenses were $4.9 million related to the Recapitalization Transactions, including $4.5 million related to stock option holder bonuses as further described in Note 5 of our consolidated financial statements included elsewhere in this report, $2.6 million of increased management fees, $791,000 of increased startup and transition costs primarily related to the integration of EMCS, $708,000 of increased salaries and benefits, a $320,000 increased loss on sales and dispositions of property, plant and equipment, $473,000 of increased depreciation and amortization primarily related to an ERP system implementation at one of our facilities, and other lesser cost increases totaling $800,000. These cost increases were partially offset by a decrease of $4.6 million in acquisition-related costs, which were higher in 2010 due to the acquisition of EMCS, a decrease in management incentive compensation of $1.3 million, and a decrease in severance costs of approximately $1.0 million.
     Interest Expense. Interest expense for the year ended December 31, 2011 increased $13.3 million or approximately 37% compared to 2010 primarily due to increased interest related to higher debt levels associated with the New Term Loan Facility, interest expense associated with the new debt incurred in connection with the EMCS acquisition and the Recapitalization transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Loss on Early Extinguishment of Debt. In connection with the Recapitalization Transactions during the second quarter of 2011, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.

Other Income, net. Other income for the year ended December 31, 2011 decreased by approximately $923,000, or approximately 89%, compared to 2010. Other income, net for 2010 reflected approximately $1.0 million in insurance proceeds received in 2010 related to a third quarter 2009 press fire at one of our food and specialty packaging facilities.
Income Tax (Benefit) Expense.  We recorded income tax benefit of approximately $8.7 million for the year ended December 31, 2011, on a loss before income taxes of approximately $27.4 million, or an effective tax rate of 32%.  The income tax expense recorded for the year ended December 31, 2010 was approximately $1.9 million, based on a loss before income taxes of approximately $917,000.  During 2011, we recorded net valuation allowances against certain deferred tax assets which reduced income tax benefit by approximately $2.5 million. During 2010, we provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries through December 31, 2010.   Prior to 2010, we had not recognized a deferred tax liability for earnings from our U.K. subsidiaries because we considered these earnings to be permanently invested overseas.  In addition, we recorded a valuation allowance of approximately $670,000 during 2010 related to foreign losses in Canada for which we believed we would not receive a benefit.
Reportable Segments.  Our pet food and specialty packaging segment had net sales of approximately $230.4 million and $231.9 million, and operating income of approximately $26.7 million and $24.4 million for the years ended December 31, 2011 and 2010, respectively.  The decrease in net sales was primarily due to a 4% decrease in sales volume, partially offset by an increase in average selling price. The increase in operating income of $2.3 million, or 9%, was largely due to operational efficiencies, decreased costs related to certain operational and business changes, decreased depreciation expense, and decreased selling, general and administrative expense, partially offset by increased losses on sales and disposition of property, plant and equipment.
Our consumer food and specialty packaging segment had net sales of approximately $396.8 million and $304.4 million, and operating income of $36.0 million and $18.7 million, for the years ended December 31, 2011 and 2010, respectively.  The increase in net sales was primarily attributable to additional net sales related to the first half of 2011 for EMCS of approximately $73.4 million.  Excluding EMCS sales from January to June 2011, net sales increased $19.0 million, or 6%, primarily due to an increase in volume of approximately 4% and favorable pricing of 2%, including favorable foreign exchange of $2.8 million.  The increase in operating income of approximately $13.1 million, excluding operating income for the first half of 2011 of $4.2 million related to EMCS, was primarily due to the increased sales, operational efficiencies resulting from large capital projects at several facilities completed in the third quarter of 2010, a reduction in the write-off of fair value step-up of acquired EMCS inventory, a reduction in costs related to certain business and operational changes, and decreased selling, general and administrative costs.
Our performance packaging segment had net sales of $170.8 million and $171.6 million, and operating income of $9.0 million and $12.1 million, for the years ended December 31, 2011 and 2010, respectively.  The slight decrease in sales from 2010 was the result of a decrease in sales volume of approximately 5%, offset by an increase in the average selling price of approximately 5%.  The decrease in operating income of $3.1 million, or 26%, was primarily attributable to an increase in depreciation expense and other costs associated with the closure of the Longview, TX facility in the third quarter of 2011 and increased delivery costs.
Our coated products segment had net sales of $82.1 million and $77.2 million, and operating income of $12.8 million and $11.7 million, for the years ended December 31, 2011 and 2010, respectively.  The increase in net sales was primarily a result of increased volume across several markets, particularly in the conductives, medical, and security markets, offset somewhat by reductions in the optical films and electronics markets.  The increase in operating income of $1.1 million, or 9%, was primarily due to the increased sales.
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $7.7 million for the year ended December 31, 2011, as compared to 2010.  The increase in corporate operating loss was attributable to costs related to increased management fees, cost related to the Recapitalization Transactions, including amounts related to stock option holder bonuses, cost related to the integration of EMCS and increased costs not allocated to a segment. These cost increases were partially offset by the decrease in acquisition costs related to EMCS and decreased severance.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

	Year Ended December 31, 2010		Year Ended December 31, 2009
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$785,086	100%	$673,733	100%
Cost of sales	684,168	87.1%	596,764	88.6%
Selling, general and administrative expenses	66,491	8.5%	55,894	8.3%
Interest expense	36,379	4.6%	28,592	4.2%
Other expense (income), net	(1,035)	-0.1%	(468)	-0.1%
Loss before income taxes	(917)	-0.1%	(7,049)	-1.0%
Benefit from income taxes	1,857	0.3%	(1,114)	-0.1%
Net loss	$(2,774)	-0.4%	$(5,935)	-0.9%
     Net Sales. Net sales for the year ended December 31, 2010 increased by $111.4 million or approximately 16.5% compared to 2009. This increase was primarily attributable to additional net sales related to EMCS of approximately $74.3 million. Excluding EMCS, net sales increased $37.1 million, or 5.5%, due to an increase in volume of approximately 2.5% and an increase in average selling price of approximately 3%. The increase in average selling price would have been smaller if not for the favorable exchange rate impact of $6.0 million. The increase in sales volume was driven by increases across all segments, with the exception of the pet food and specialty packaging segment, and average selling prices increased across all segments.
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
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the year ended December 31, 2010, increased $10.6 million, or 19.0% compared to 2009. Excluding the increase in SG&A related to EMCS of approximately $5.0 million, SG&A expenses increased by approximately $5.6 million or 10.0%. The significant components of the total increase in SG&A expenses, excluding SG&A expenses attributable to EMCS, were $4.6 million of acquisition costs related to EMCS, an increase in startup and transition costs of $1.4 million, primarily related to the integration of EMCS, an increase of $1.9 million in professional services, primarily related to process improvement consulting, an increase of $505,000 in management fees, and other lesser increases totaling $1.0 million. These increased expenses were partially offset by a decrease in salaries and benefits of $1.2 million, primarily due to a decrease in incentive compensation under the management incentive plan, a decrease of $831,000 in expenses related to the closure of one of our Canadian facilities that occurred in 2009, a decrease of $645,000 in loss on the sale of property, plant and equipment, a decrease of $630,000 in startup and transition costs, and a decrease of $539,000 in severance costs.

Interest Expense. Interest expense for the year ended December 31, 2010 increased $7.8 million or approximately 27.2% compared to 2009 primarily due to interest expense associated with the new debt incurred during the last six months of 2010 in connection with the EMCS acquisition, amortization of deferred loan costs associated with the new debt and interest expense related to capital lease obligations.
Other Income, net. Other income for the year ended December 31, 2010, increased by approximately $567,000, or approximately 121.2%, compared to 2009. Excluding other income related to EMCS, other income increased by approximately $405,000. Other income for the year ended December 31, 2010, excluding EMCS, was comprised primarily of insurance proceeds of $1.0 million received in 2010 related to the third quarter 2009 press fire at one of our consumer food and specialty packaging facilities. Other income for the year ended December 31, 2009 was comprised primarily of net foreign exchange gains related to our Canadian and United Kingdom operations.

Income Tax (Benefit) Expense. We recorded income tax expense of $1.9 million for the year ended December 31, 2010 on a loss before income taxes of approximately $917,000. The income tax benefit recorded for the year ended December 31, 2009 was $1.1 million, based on a loss before income taxes of $7.0 million. During 2010, we provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries through December 31, 2010. Prior to 2010, we had not recognized a deferred tax liability for earnings from our U.K. subsidiaries because we considered these earnings to be permanently invested overseas. During the fourth quarter of 2010, we determined that these earnings should no longer be considered indefinitely invested as a result of the continued success of our U.K. operations and concurrent increase in the need for funds to service the additional indebtedness incurred for the EMCS acquisition and other business strategies. As a result, we recognized $1.2 million of tax expense providing for deferred U.S. taxes for earnings from these subsidiaries. In addition, we recorded a valuation allowance of approximately $670,000 related to foreign losses in Canada for which we believe we will not receive a benefit.
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
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $8.0 million for the year ended December 31, 2010, as compared to 2009. The increase in corporate operating loss is largely attributable to increased startup and transition costs, primarily related to the EMCS acquisition and an increase in professional services, primarily related to process improvement consulting and increased management fees, partially offset by reduced incentive compensation under our management incentive plan and decreased severance costs. In addition, certain corporate costs were no longer allocated to a segment during 2010 due to the realignment of certain personnel.

Liquidity and Capital Resources
2011 Recapitalization Transactions
On May 31, 2011, we completed the Recapitalization Transactions that recapitalized our indebtedness. These transactions included (i) the private placement of $235.0 million principal amount of 10% senior notes due 2018; (ii) the entry into a six year $350.0 million senior secured term loan facility; (iii) the amendment and restatement of our existing revolving credit facility; and (iv) the repayment of our outstanding 11.25% senior notes due 2014 (the “Former Senior Notes”). In connection with the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.
Although the Recapitalization Transactions significantly increased our overall amount of debt, it also increased our available liquidity and reduced the amount of required principal repayments on our debt during the next three years. We had at December 31, 2011, approximately $68 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase this up to an additional $25 million under certain conditions. We believe that our expected operating cash flow and this available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for 2012.
Cash Flows for the Year Ended December 31, 2011
Cash flows provided by operating activities for the year ended December 31, 2011 of $2.1 million consisted primarily of cash provided by earnings, which were offset by net unfavorable changes in working capital.  Cash provided by earnings was $23.8 million (net loss of $18.7 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $39.5 million, loss from early extinguishment of debt of $11.9 million, deferred income tax benefit of $10.3 million, plus other non-cash items that net to approximately $1.4 million, including stock compensation expense and loss on sales and disposition of property, plant and equipment).  The net unfavorable working capital changes resulted from increased inventories and decreased accrued and other liabilities, partially offset by reduced trade accounts receivable.  Inventories increased $10.4 million due largely to increased raw material costs and increased quantities. Accounts payable and accrued and other liabilities decreased $14.9 million especially due to the change in timing of semi-annual interest payments under the Senior Notes from February to December, as well as required payments to fund the Pension Plan. Trade accounts receivable decreased $6.0 million primarily due to improvement in the timing of collections.
Cash flows used in investing activities for the year ended December 31, 2011 were $41.3 million, primarily comprised of capital expenditures for property, plant and equipment and capitalized software, partially offset by proceeds from sales of property, plant, and equipment.
Cash flows provided by financing activities for the year ended December 31, 2011 were $39.1 million, primarily comprised of net borrowings on the New Term Loan Facility and issuance of the Senior Notes partially offset by the repayment of the Former Senior Notes, a dividend paid to our parent company, significant repayments on our revolving line of credit, deferred loan costs paid and capital lease obligation payments.
The effect of exchange rate changes on assets and liabilities of our foreign subsidiaries used approximately $112,000 in cash for the year ended December 31, 2011.
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
Capital Resources
10.00% Senior Notes due 2018
On May 31, 2011, we completed an unregistered private offering of $235.0 million aggregate principal amount of 10% Senior Notes due 2018. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% Senior Notes for 10% Senior Notes registered under the Securities Act of 1933 (the “Senior Notes”).
The Senior Notes mature on June 1, 2018 and bear interest at 10% per annum payable in semi-annual installments on June 1 and December 1 of each year.
The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. The Senior Notes include a provision which allows for a guarantor subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. These conditions include the sale or other disposition of all or substantially all of the guarantor subsidiary's assets, the sale or other disposition of all the Capital Stock of the guarantor subsidiary, change in the designation of any restricted subsidiary as an unrestricted subsidiary by the Company, or upon legal defeasance or satisfaction and discharge of the Senior Notes. The Notes and the guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our New Term Loan Facility and Senior Credit Facility (see descriptions below), to the extent of the value of the assets securing that indebtedness.
Before June 1, 2014, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof, plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption.  In addition, at any time before June 1, 2014, we may redeem up to 35% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a price equal to 110% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided at least 65% of the aggregate principal amount of the Senior Notes remains outstanding immediately after such redemption. We may also redeem the Senior Notes at any time, in part or in whole, on or after June 1, 2014, at the redemption prices set forth in the indenture plus accrued and unpaid interest, if any, to the date of redemption.
The Senior Notes place certain restrictions on us including, but not limited to, our ability to incur additional indebtedness or issue preferred stock, pay dividends or make other distributions or repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets.
New Term Loan Facility
On May 31, 2011, we entered into a new $350.0 million senior secured term loan B facility (the "New Term Loan Facility"). In addition to providing for term loans of up to $350.0 million, the New Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. In general, in the absence of an event of default, the New Term Loan Facility matures on May 31, 2017. We are required to repay the New Term Loan Facility in quarterly principal installment amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. The interest rate at December 31, 2011 was 6.50%.

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
 Senior Secured Asset-Based Revolving Credit Facility
Since January 31, 2006, we have maintained a senior secured revolving credit facility with a syndicate of financial institutions. On August 6, 2007, in order to help fund the EEF Acquisition, we amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, in order to help fund the EPF Acquisition, we again amended this facility to provide for an increase in the maximum credit facility to $110.0 million to provide for an increase in the Canadian dollar sub-facility to $25 million and to amend certain borrowing base limitations.  On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million.
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million (the "Senior Credit Facility"). The Senior Credit Facility also provides our domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability at December 31, 2011 and 2010 on the consolidated balance sheets included elsewhere in this annual report. We may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions.
The Senior Credit Facility is collateralized by substantially all of our tangible and intangible property (other than real property and equipment). In addition, all of our equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.
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
At December 31, 2011, approximately $2.7 million was outstanding and approximately $68.1 million was available for additional borrowings under the Senior Credit Facility. At December 31, 2011 there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.

Liquidity and Capital Outlook
We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility.  Since the second half of 2008, global financial markets have experienced significant liquidity challenges.  Despite certain government intervention, capital market financing has become less available and more expensive.  Notwithstanding the recent disruption of the capital and credit markets, we believe we have sufficient liquidity to meet our needs for the next twelve months, although continued market disruption may result in increased borrowing costs associated with our Senior Credit Facility.  Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks.  In the event that we require additional liquidity beyond our cash flows and borrowings available under our Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.
We expect to incur approximately $49.1 million in interest expense related to the Senior Notes and New Term Loan Facility in 2012, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2012 will be between $33.0 million and $37.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the New Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Approximately $2.7 million of borrowings were outstanding and $68.1 million was available for borrowings under our Senior Credit Facility as of December 31, 2011. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.
As noted above, the indenture governing the Senior Notes, the credit agreement governing our New Term Loan Facility and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures on May 31, 2016, the New Term Loan Facility matures on May 31, 2017, and the Senior Notes mature June 1, 2018. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness.  Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.
Although we currently have no specific acquisitions planned, one of our potential growth strategies is growth through acquisitions, which may require additional funding.  In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us, especially due to continued uncertainties affecting global financial markets.
Our ability to pay dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the New Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board of Directors.

 Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014		2015-2016		Beyond 2016
	(dollar amounts in thousands)
Long-term debt obligations:
New Term Loan Facility	$348,250	$3,500	$7,000		$7,000		$330,750
Senior Notes due 2018	235,000	—	—		—		235,000
Senior revolving credit facility(1)	2,712	2,712	—		—		—
Capital lease obligations(2)	17,307	3,010	5,756	—	2,198	—	6,343
Total debt obligations	603,269	9,222	12,756		9,198		572,093
Pension funding obligations(3)	28,626	4,793	10,395		9,733		3,705
Operating lease obligations	34,514	9,297	13,878		5,227		6,112
Interest payments (4)	273,955	46,489	92,035		91,173		44,258
Total contractual obligations	$940,364	$69,801	$129,064		$115,331		$626,168
 (1)      Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability.  As a result, the entire amount is presented as a payment due in 2012, even though the Senior Credit Facility does not mature until May 31, 2016.
(2) Includes principal and interest payments on capital leases.
(3)      Represents currently estimated amounts.
(4)      Includes payments on fixed-rate Senior Notes and estimated payments on variable rate New Term Loan Facility.
Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture agreement with INDEVCO.  We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the year ended December 31, 2010, the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $680,000 at December 31, 2011.  We recognized approximately $28,000 as our share of the joint venture’s income from operations and received loan payments of approximately $116,000 during the year ended December 31, 2011. We recognized approximately $57,000 as our share of the loss of the joint venture's operations during the year ended December 31, 2010. We may be subject to additional losses to the extent of any financial support we provide in the future.
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
No significant new accounting guidance became effective for the Company during the year ended December 31, 2011. As of December 31, 2011, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company’s financial statements when adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks as described below. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility.  Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending on the utilization of the Senior Credit Facility. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2011 was approximately 4.35%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility.  Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss.  We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at December 31, 2011, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $27,000.
We are also exposed to market risk in the form of interest rate risk related to the New Term Loan Facility. Borrowings on the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the New Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate at December 31, 2011 for the New Term Loan Facility was 6.5%.

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
Currency and Exchange Rates. The majority of our revenues, operating expenses and significant capital expenditures are denominated in U.S. dollars; however we do have some exposure to foreign currency risk related to our operations in the United Kingdom, China and Canada, our Canadian sub-facility and interactions with our foreign subsidiaries. Transactions in other currencies are translated into U.S. dollars using the rates in effect as of the date of such transactions.  We have not entered into any foreign currency forward contracts or similar arrangements to limit our exposure to foreign exchange rate fluctuations, but we may consider such arrangements in the future.

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

The Company’s management, under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the criteria and framework for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.
Changes in Internal Control Over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).
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

ITEM 9B	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our amended and restated certificate of incorporation and bylaws provide that our business is to be managed by, or under the direction of, our Board of Directors. Our bylaws provide that directors are elected at our annual meeting to serve until the subsequent annual meeting of our stockholders or until their earlier resignation or removal. There are currently three vacancies on our Board of Directors. Pursuant to our bylaws, the Board of Directors may fill these vacancies or, alternatively, may reduce the size of the board to eliminate these vacancies. As of the date of this annual report, the Board of Directors has not taken any action with respect to these vacancies. Our officers serve at the pleasure of our Board of Directors.
The names of the persons, who now serve as our directors and executive officers, as well as other key employees, are set forth below:

Name	Age	Position
Executive Officers
Christian B. Ragot	53	Chief Executive Officer and Director
Tom Vale	50	President, Chief Operating Officer and Secretary
Miles W. McHugh	47	Chief Financial Officer
Other Key Employees
Jeffrey S. Ross	54	Senior Vice President and General Manager
Gene Welsh	48	Senior Vice President and General Manager
Robert Laird	56	Vice President and General Manager
Other Directors
Jack E. Knott	57	Chairman
Michael E. Alger	55	Director
Mark Brody	50	Director
Presented below is information with respect to each of our executive officers, key employees and directors.  The information presented for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on our Board of Directors in light of our business and structure.
Christian B. Ragot was appointed as our Chief Executive Officer and Director effective February 13, 2012. Prior to joining us, Mr. Ragot served from August 2010 to February 2012 as President and Chief Executive Officer of Novariant, Inc., a technology-based company providing solutions in GPS and other positioning control systems. From January 2010 to July 2010, Mr. Ragot was a consultant advising several companies in various industries. From 2007 until December 2009, Mr. Ragot was President, Chief Executive Officer and a Director of Freightcar America, Inc. (NASDAQ:RAIL). Prior to joining Freightcar America as Chief Operating Officer in 2007, he served Terex Corporation in various executive capacities between 1999 and 2006, including Group President, Terex Utilities, Roadbuilding and Advance Mixers Group from 2003 to 2006. Prior thereto, Mr. Ragot served Ingersoll-Rand Company in various executive and management capacities between 1984 and 1999, including Vice President & General Manager. We believe that Mr. Ragot's background in business, including his extensive board and executive-level management experience and proven leadership and business capabilities all support the conclusion that he should serve as one of our directors. Mr. Ragot is a member of the board of directors of Columbus McKinnon Corporation (NASDAQ:CMCO). Mr. Ragot is also a member of the board of directors of Novariant, Inc.
Tom Vale was named our Chief Operating Officer on February 15, 2008, and was subsequently named President on September 30, 2010. Mr. Vale served as our Interim Chief Executive Officer from September 1, 2011 to February 12, 2012. Prior to joining us, Mr. Vale served as a manager for TMV Consulting, LLC, a private consulting services firm, from June 2007 to February 2008. Prior to that, Mr. Vale was employed by DeLuxe Media Services, a manufacturer and distributor of entertainment products for film, music and game companies and a wholly-owned subsidiary of The Rank Group, from March 2000 to May 2007. Mr. Vale served as President and Chief Executive Officer of DeLuxe Media Services from August 2004 to May 2007.

Miles W. McHugh was appointed as our Chief Financial Officer effective February 20, 2012. Prior to joining us, Mr. McHugh served from October 2007 to May 2011 as Executive Vice President and Chief Financial Officer of R.R. Donnelley & Sons Company (“RR Donnelley”), a global provider of integrated communications. From June 2006 to October 2007, Mr. McHugh served as RR Donnelley's Senior Vice President, Controller. From March 2004 to June 2006, Mr. McHugh served as Vice President and Chief Financial Officer of RR Donnelley Logistics. From October 2003 to March 2004, Mr. McHugh served as Assistant Controller of RR Donnelley. Mr. McHugh is not a director of any reporting company.
Jeffrey S. Ross has been with Exopack since its inception in 2001 and currently serves as Senior Vice President and General Manager of our Pet Food Segment. Prior to joining us, Mr. Ross held various sales and marketing positions with Union Camp Corporation and International Paper, including Director of Sales and Operations Planning, Sales Manager- Industrial Packaging and Vice President and General Manager Plastics U.S.
Gene Welsh has been with Exopack since October 1, 2010 and currently serves as Senior Vice President and General Manager of Consumer Food Segment.  Prior to joining us Mr. Welsh held various positions in sales and operations with Alcan Packaging, including three years as Vice President and General Manager of the meat, dairy and rigid container business.
Robert Laird has been with Exopack since October 2001 and currently serves as Vice President and General Manager of our Performance Packaging Segment. Prior to joining Exopack, Mr. Laird held various positions in sales and operations management with International Paper and Union Camp Corporation. His most recent position prior to his current role was as Vice President of Sales for Performance Packaging.
Jack E. Knott currently serves as the Chairman of our Board of Directors. Mr. Knott was named the Chairman of our Board of Directors, and Chief Executive Officer in October 2005, and resigned from the position of Chief Executive Officer effective September 1, 2011. Mr. Knott has been employed by Sun Capital Partners, Inc. since September 2011 and currently serves as a Managing Director at Sun Capital Partners. From August 2003 until joining us, Mr. Knott served as a manager of Ronin Partners, LLC. From 1997 to August 2003, Mr. Knott served in various executive positions at Huntsman Packaging Corp. and as the Chief Executive Officer of Pliant Corporation, its successor. Mr. Knott has over 30 years of experience in the packaging industry, including serving in numerous senior management positions, including Chairman of the Flexible Packaging Association, President of Rexene Products and President of CT Films, among other positions.  We believe Mr. Knott’s important role in the history and management of our Company and its affiliates and his extensive knowledge about the flexible packaging industry and business and leadership skills, including his previous position as our Chief Executive Officer, support the conclusion that he should serve as one of our directors.
Michael E. Alger was elected to our Board of Directors in October 2007. Mr. Alger has been employed by Sun Capital Partners, Inc. since October 2007, and currently serves as a Vice President at Sun Capital. Mr. Alger has over 30 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the Chief Financial Officer for Indalex Aluminum Solutions (“Indalex”), a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as Chief Financial Officer for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP.  In addition to Mr. Alger’s employment by an affiliate of our sole stockholder, we believe that Mr. Alger’s significant executive-level financial expertise and his background in food-based companies gives him an in-depth understanding of our food and specialty packaging segment, all of which support the conclusion that he should serve as one of our directors.  Mr. Alger also serves as a director for several private companies.  Mr. Alger is the Chairman of our Audit Committee.
Mark Brody was elected to our Board of Directors in April 2008.  Mr. Brody has been employed by Sun Capital Partners, Inc. since 2006 and currently serves as a Managing Director at Sun Capital Partners. Mr. Brody has 27 years of senior finance and executive management experience.  Prior to joining Sun Capital, Mr. Brody served from 2001 to 2006 as Chief Financial Officer for Flight Options. Prior to his employment with Flight Options, Mr. Brody served as Chief Financial Officer or Vice President, Finance for a number of manufacturing-related public companies, including Sudbury, Inc., Essef Corporation, Anthony & Sylvan Pools and Waterlink, Inc.  In addition to Mr. Brody’s employment by an affiliate of our sole stockholder, we believe that Mr. Brody’s background in finance at manufacturing companies, substantial financial experience, experience with acquisitions, extensive board and executive-level management experience and proven leadership and business capabilities all support the conclusion that he should serve as one of our directors.  Mr. Brody started his career as an auditor with Ernst and Young LLP. Within the last five years, Mr. Brody has also served as a director of Catalina Lighting, Inc.  Mr. Brody is a member of our Audit Committee.
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
Code of Ethics
Our Board of Directors has adopted a Code of Ethics for Senior Financial Employees that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics for Senior Financial Employees will be made available to any person, without charge, by contacting Miles W. McHugh, our Chief Financial Officer, at (864) 596-7140, or through a written request to 3070 Southport Road, Spartanburg, South Carolina, 29302.  If we waive any material provision of our code of ethics or substantively change the code, we may disclose that fact on our website (http://www.exopack.com) within four business days as an alternative to disclosure on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This section provides information regarding the compensation program in place for our Named Executive Officers, as such term is defined in Item 402 of Regulation S-K. During the year ended December 31, 2011, our Named Executive Officers included:
•Jack E. Knott, Chairman and former Chief Executive Officer;
•Tom Vale, President, former Interim Chief Executive Officer and Chief Operating Officer;
•Eric Lynch, former Chief Financial Officer;
•David Ziegler, former Interim Chief Financial Officer;
•Robert H. Arvanites, former Senior Vice President and General Manager;
•Jeffrey S. Ross, Senior Vice President and General Manager;
•Gene Welsh, Senior Vice President and General Manager; and
•Robert Laird, Vice President and General Manager
Effective February 13, 2012, we announced the appointment of Christian B. Ragot as our Chief Executive Officer. Tom Vale, who has served as our Interim Chief Executive Officer since September 1, 2011, has retained his positions as President, Chief Operating Officer and Secretary of our Company. Effective February 20, 2012, we announced the appointment of Miles W. McHugh as our Chief Financial Officer. David Ziegler, who has served as our Interim Chief Financial Officer since November 28, 2011, will continue to serve our Company in a consulting capacity during a transition period.
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
In determining the total compensation for our Chief Executive Officer, our Board of Directors considers industry, internal and local market compensation data  and its own assessment of the Chief Executive Officer’s performance, the Chief Executive Officer’s own expectations and other factors it deems relevant, including the compensation packages for the principal executive officers of peer companies.
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
     Gene Welsh joined the Company effective October 1, 2010 as a Senior Vice President and General Manager.  During the fourth quarter of 2010, Mr. Welsh participated in a management incentive compensation program in conjunction with the EMCS acquisition.  This incentive program pays out bonuses as a percentage of the EMCS Plan relating to the five and one-half months that EMCS was a part of the Company in 2010. For the year ending December 31, 2010, each participant in the plan had a prorated annual bonus based on the number of months that the participant worked for the Company.  Mr. Welsh worked for the Company for the last three months of 2010 and therefore, Mr. Welsh’s bonus was based on one quarter of an annual bonus and was paid based on a five and one-half month plan versus annual results. In order for Mr. Welsh to earn the maximum possible quarterly bonus, we needed to achieve approximately 150% of the applicable Adjusted EBITDA target established for the fourth quarter of 2010 for EMCS.  In order for Mr. Welsh to earn 100% of the target quarterly bonus, we needed to achieve 100% of the applicable Adjusted EBITDA target for the fourth quarter of 2010.  Anything below 100% of the Adjusted EBITDA target would result in no payout.  Mr. Welsh began participating in the MIP program beginning January 1, 2011.

     The following table summarizes for each of our Named Executive Officers the threshold, target and maximum bonus percentages (expressed as a percentage of salary attributable to the applicable quarterly period), the performance components upon which each Named Executive Officer’s bonus opportunity is based, and the corresponding weightings for such performance components, for each of the quarterly periods during 2011.  Each Named Executive Officer had a separate bonus opportunity for each period, but all four periods are presented in one table because the bonus percentages, the performance components and the corresponding weightings were the same for each period (with the exception of Mr. Vale and Mr. Lynch, who had different weightings as noted below).

Bonus Target Percentages, Performance Components and Weightings for Q1 2011 Period, Q2 2011 Period, Q3 2011 Period and Q4 2011 Period
Executive Officer	Threshold Incentive Award (% of Base Salary)	Target Incentive Award (% of Base Salary)	Maximum Incentive Award (% of Base Salary)	Performance Components	Weightings

Jack Knott(1)	27.8%	55%	110%	Total Company Adjusted EBITDA	100%

Tom Vale (Q1 and Q2)	22.7%	45%	90%	Total Company Adjusted EBITDA	100%
Tom Vale (Q3 and Q4)	27.8%	55%	110%	Total Company Adjusted EBITDA	100%

Eric Lynch(Q1 and Q2)(2)	15.2%	30%	60%	Total Company Adjusted EBITDA	100%
Eric Lynch(Q3)(2)	20.2%	40%	80%	Total Company Adjusted EBITDA	100%

Robert H. Arvanites(3)	20.2%	40%	80%	Performance Packaging Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%
				Total Company Adjusted EBITDA	100%

Jeffrey S. Ross	20.2%	40%	80%	Pet Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%
				Total Company Adjusted EBITDA	100%

Gene Welsh	20.2%	40%	80%	Consumer Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%
				Total Company Adjusted EBITDA	100%

Robert Laird (Q1-Q3)	15.2%	30%	60%	Performance Business Adjusted EBITDA	85%
				Total Company Adjusted EBITDA	15%
				Total Company Adjusted EBITDA	100%
Robert Laird (Q4)	20.2%	40%	80%	Performance Business Adjusted EBITDA	85%
				Total Company Adjusted EBITDA	15%
				Total Company Adjusted EBITDA	100%

(1)
Mr. Knott resigned as Chief Executive Officer effective September 1, 2011. Mr. Knott still serves as Chairman of the Company and therefore is eligible to receive a bonus for the year ended December 31, 2011.

(2)	Mr. Lynch resigned as Chief Financial Officer effective November 18, 2011. As a result, Mr. Lynch was not eligible to receive a bonus for the fourth quarter of 2011.

(3)	Mr. Arvanites separated from the Company effective October 12, 2011. As part of the separation agreement, Mr. Arvanites was eligible to receive a bonus for the year ended December 31, 2011.
               For each quarter in 2011, in order for our Named Executive Officers to earn the maximum possible quarterly bonus for the overall Company Adjusted EBITDA component and, if applicable, the relevant divisional Adjusted EBITDA component, we were required to achieve approximately 115% of the applicable Adjusted EBITDA target established for the applicable quarter.  In order for our Named Executive Officers to earn 100% of the target quarterly bonus for each of the applicable performance components, we needed to achieve 100% of the applicable Adjusted EBITDA target established for the applicable quarter.  We needed to achieve 85% of the applicable Adjusted EBITDA target in order for any Named Executive Officer to be eligible for any bonus with respect to the applicable performance component.  For each one percentage point that the applicable Adjusted EBITDA failed to achieve the relevant Adjusted EBITDA target (subject to a floor of 85% of the relevant Adjusted EBITDA target), each applicable Named Executive Officer’s bonus was reduced by 3.3%.  For each one percentage point that the applicable Adjusted EBITDA exceeded the Adjusted EBITDA target (subject to a ceiling of approximately 115% of the relevant Adjusted EBITDA target), each applicable Named Executive Officer’s bonus was increased by 6.6%.  The following table summarizes for each quarter in 2011 the Adjusted EBITDA targets that were established by the Board of Directors and our actual Adjusted EBITDA achievement, in each case for the overall Company, for the pet food and specialty, consumer food and specialty and performance packaging segments for each quarter in 2011.

(in 000's) Adjusted EBITDA Targets and Actual Adjusted EBITDA Achievement for Each Quarter in 2011
	Adjusted EBITDA Target for Total Company	Actual Adjusted EBITDA for Total Company	Adjusted EBITDA Target for Pet Food & Specialty Division	Actual Adjusted EBITDA for Pet Food & Specialty Division	Adjusted EBITDA Target for Consumer Food & Specialty Division	Actual Adjusted EBITDA for Consumer Food & Specialty Division	Adjusted EBITDA Target for Performance Packaging Division	Actual Adjusted EBITDA for Performance Packaging Division
Q1 2011 Period	$26,463	$27,141	$8,580	$10,182	$11,694	$11,407	$5,185	$4,772
Q2 2011 Period	$28,281	$26,616	$8,637	$8,476	$12,330	$12,575	$5,697	$4,129
Q3 2011 Period	$30,506	$26,043	$9,385	$8,501	$13,452	$11,427	$5,513	$4,384
Q4 2011 Period	$32,204	$26,232	$11,772	$7,734	$13,701	$12,731	$5,035	$4,435
Based on the level of achievement of applicable Adjusted EBITDA targets summarized in the table immediately above and the bonus percentages and weightings of performance components summarized above, the following table sets forth the cash bonuses that we paid to each of our Named Executive Officers under the MIP for each quarter in 2011.

MIP Bonuses Earned by Named Executive Officers During 2011(1)
	Q1 2011 Period	Q2 2011 Period	Q3 2011 Period	Q4 2011 Period(2)	10% Additional(3)
Jack E. Knott	$84,422	$56,516	$23,724	N/A	$—
Tom Vale	$62,172	$41,621	$28,741	$—	$—
Eric Lynch(4)	$9,725	$13,373	$8,421	N/A	$—
Robert H. Arvanites	$23,132	$5,343	$3,365	N/A	$—
Jeffrey S. Ross	$46,121	$23,093	$16,749	$—	$—
Gene Welsh	$25,000	$26,899	$12,943	$14,782	$—
Robert Laird	$10,902	$1,629	$1,025	$10,268	$—

(1)
 The MIP provides for payout of 66.7% of each quarterly bonus earned in the month following the quarter in which the bonus was earned, and 33.3% is accrued and held back for payment once the annual audit is finalized.  The 2011 MIP amounts held back for the executive officers were: Mr. Knott $51,730; Mr. Vale $41,849; Mr. Ross $28,344, Mr. Welsh $24,569 and Mr. Laird $7,470.  These amounts will be paid in April 2012.

(2)	The Q4 2011 Period bonuses were earned in the fourth quarter of 2011 but payable by their terms during the first quarter of 2012.

(3)
If the Company meets certain criteria related to EBITDA, the Named Executive Officers qualify for an additional 10% of their respective quarterly MIP bonuses. There were no additional MIP bonuses paid for 2011.

(4)
Mr. Lynch resigned as Chief Financial Officer effective November 18, 2011.  As a result, Mr. Lynch was not eligible to receive a bonus for the fourth quarter of 2011 or the amount being accrued and held back.

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
Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and key non-executive employees.  During 2011, CPG Finance granted 4,500 stock options under our equity-based incentive plan.  Under our current policies, annual equity incentives are granted at the CPG Board’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the CPG Board at the meetings, and the exercise price per share for each stock option granted is generally the per share fair market value based on the most recent valuation of the underlying common stock. The CPG Board also periodically grants equity incentives to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes.
The CPG Board has no program or practice to time equity incentive grants in connection with the release of material non-public information.

Stock Options Granted. There were no stock options granted to Named Executive Officers in 2009.
In 2010, CPG Finance granted 3,500 stock options to Gene Welsh in connection with his appointment as Senior Vice President and General Manager.  Pursuant to the grant, 20% of the total options subject to the grant vested on October 1, 2011 for Mr. Welsh, thereafter, an additional 20% of the total options subject to the grant will vest on October 1 for each successive year for the following four years.  In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) October 1, 2020, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons.
 In 2010, CPG Finance granted 2,500 and 1,500 stock options to Tom Vale and Jeffrey S. Ross, respectively.  Pursuant to the grant, 20% of the total options subject to the grant vested on July 13, 2010 for Mr. Vale and Mr. Ross, thereafter, an additional 20% of the total options subject to the grant vested on July 13 for each successive year for the following four years.  In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) July 13, 2020, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons.
In 2011, CPG Finance granted 2,000 stock options to Eric Lynch. Pursuant to the grant, 20% of the total options subject to the grant will vest on July 22, 2012 and the total options subject to the grant will vest on each of July 22, 2013, 2014, 2015 and 2016. Mr. Lynch resigned his position of Chief Financial Officer effective November 18, 2011. In accordance with the terms of his stock option agreement, Mr. Lynch forfeited his rights to his vested and unvested stock options, including the 2,000 options granted to him in 2011 and the 1,150 options granted to Mr. Lynch prior to his appointment as Chief Financial Officer. Following such forfeiture, Mr. Lynch's stock options were cancelled.
Option Holder Bonus Agreements On June 3, 2011, CPG Finance entered into bonus agreements (the "Bonus Agreements") with the employees of the Company who hold options to purchase shares of CPG's common stock. The Bonus Agreements provide for the payment to each employee holding options of the amount the holder would have received had his or her options been exercised in full immediately prior to the recent payment by CPG of a dividend to its stockholders. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest and upon certain events of termination of the applicable employee's employment or the occurrence of certain change of control events.
Under the Bonus Agreements, the principal financial officer and named executive officers of the Company became entitled to the following payments:

	Cash Payment Paid in 2011	Cash Payments Upon Vesting of Options	Payment upon Termination or Change of Control
Jack E. Knott	$2,340,000	$—	$2,160,000
Tom Vale	$35,430	$41,720	$1,047,850
Eric Lynch(1)	$—	$—	$—
Robert H. Arvanites(2)	$316,000	$—	$—
Jeffrey S. Ross	$72,058	$14,032	$438,910
Gene Welsh	$7,602	$30,408	$486,990
Robert Laird	$78,000	$—	$72,000

(1)	Mr. Lynch resigned as Chief Financial Officer effective November 18, 2011. As a result, Mr. Lynch was not eligible to receive payment upon termination or change of control.

(2)	Mr. Arvanites separated from the Company effective October 12, 2011. As part of the separation, Mr. Arvanites was not eligible to receive payment upon termination or change of control.

Benefits and Perquisites
We provide our Named Executive Officers with certain additional benefits and perquisites.  Certain Named Executive Officers receive an automobile allowance and two members of executive management, the Senior Vice President and General Manager of our pet food and specialty packaging segment and the Vice President and General Manager of our performance packaging segment, received reimbursement for country club dues in the amounts of $10,389, $5,775 and $4,900 for the years ending December 31, 2011, 2010 and 2009, respectively. The primary reason for the club membership is for the development and fostering of customer relationships.  In addition, our Named Executive Officers are eligible to participate, along with all of our employees, in our Savings Plans for the Companies of Exopack, which is a 401(k) defined contribution retirement plan that for 2011 matched 50% on the first six percent of employees’ contributions.  Our Board of Directors determines all matching contributions to the 401(k) plan.   Our Named Executive Officers are also eligible to participate, along with all of our employees, in our medical, dental, disability and life insurance plans.
Mr. Arvanites, Mr. Ross and Mr. Laird also participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation, as described in more detail under “—Pension Benefits” beginning on page 57.
Employment Agreements and Severance Arrangements
We do not have employment agreements with any of our Named Executive Officers, although each of our Named Executive Officers have Separation Benefit Agreements that provide for severance payments in the event of an involuntary termination for reasons other than for “cause” or in connection with a change in control involving CPG Finance. These severance payments generally consist of one year of base compensation paid on a monthly basis and a pro-rata payment of amounts earned under our MIP. See “—Separation Benefit Agreements and Other Covenants” beginning on page 58. We also have an arrangement with our former Chief Executive Officer that may entitle him to a bonus in the event of a change in control involving CPG Finance. See “—Change in Control Bonus Opportunity for Former CEO” beginning on page 58.  The Board of Directors believes that these severance compensation arrangements are an important part of overall compensation for our Named Executive Officers and help to secure the continued employment and dedication of our Named Executive Officers, notwithstanding any concern that they might have at such time regarding their own continued employment prior to or following a change of control of CPG Finance.  The Board of Directors also believes that these agreements are important as a recruitment and retention device, as all or nearly all of the companies with which we compete for executive talent have similar agreements in place for their senior management.  We do not have a severance agreement with Gene Welsh, Senior Vice President and General Manager, who joined the Company on October 1, 2010, or with Robert Laird, Vice President and General Manager, who joined the Company in August of 2001.
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
Board of Directors:
Jack E. Knott (Chairman)
Christian B. Ragot
Michael E. Alger
Mark Brody

Summary Compensation Table
The following table sets forth the compensation earned by our Named Executive Officers in 2011, 2010 and 2009 for services rendered in all capacities to us and our subsidiaries.  Effective September 1, 2011, Mr. Knott resigned from our Company and Tom Vale, President and Chief Operating Officer was named Interim Chief Executive Officer. Effective November 18, 2011, Eric Lynch, Chief Financial Officer, resigned from our Company and on November 28, 2011, David Ziegler was named Interim Chief Financial Officer.

Name and Principal Position			Option Awards (1)	Non-equity Incentive Plan Compensation(2)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings(3)	All Other Compensation (4)	Total
	Year	Salary ($)	($)	($)	($)	($)	($)
Jack Knott (5)	2011	$341,666	$—	$164,662	N/A	$2,351,118	$2,857,446
Chairman and Former	2010	$500,000	$—	$324,961	N/A	$9,802	$834,763
Chief Executive Officer	2009	$495,810	$—	$383,025	N/A	$13,748	$892,583

Tom Vale(6)	2011	$469,833	$—	$132,534	N/A	$50,306	$652,673
President, Former Interim Chief Financial Officer and	2010	$456,875	$187,821	$239,289	N/A	$10,740	$894,725
Chief Operating Officer	2009	$446,229	$—	$279,965	N/A	$10,818	$737,012

Eric Lynch(7)	2011	$197,745	$—	$31,519	N/A	$18,920	$248,184
Former Chief Financial	2010	$133,663	$—	$40,956	N/A	$4,715	$179,334
Officer	2009	$128,911	$—	$46,551	N/A	$7,892	$183,354

David Ziegler(8)	2011	N/A	N/A	N/A	N/A	$64,900	$64,900
Former Interim Chief	2010	N/A	N/A	N/A	N/A	N/A	N/A
Financial Officer	2009	N/A	N/A	N/A	N/A	N/A	N/A

Jeffrey S. Ross	2011	$256,300	$—	$85,963	$57,359	$88,559	$488,181
Senior Vice President and	2010	$234,850	$112,692	$84,792	$29,329	$14,028	$475,691
General Manager	2009	$227,874	$—	$63,248	$14,444	$34,037	$339,604

Robert H Arvanites(9)	2011	$210,979	$—	$31,840	$60,189	$408,640	$711,648
Former Senior Vice President	2010	$260,000	$—	$86,579	$26,542	$14,418	$387,539
and General Manager	2009	$257,821	$—	$130,826	$12,043	$19,224	$419,914

Gene Welsh(10)	2011	$254,725	$—	$79,624	N/A	$20,992	$355,341
Senior Vice President and	2010	$62,500	$262,949	$37,500	N/A	$2,113	$365,062
General Manager	2009	N/A	N/A	N/A	N/A	N/A	N/A

Robert Laird(11)	2011	185,375	—	23,824	91,809	97,440	398,448
Vice President and	2010	176,100	—	41,521	49,096	14,460	281,177
General Manager	2009	174,624	—	59,178	24,762	16,779	275,343
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

(2)      This column represents payments awarded to our Named Executive Officers under our MIP and for Mr. Welsh under the management incentive program in conjunction with the EMCS acquisition.   Amounts earned in 2011 and 2010 were payable quarterly in the month following the quarter earned.  The amounts reflected for 2009 were earned in 2009 but payable the following fiscal year.   No discretionary bonuses were paid in 2011, 2010 or 2009.
(3)      These amounts represent the change in value of accumulated benefits under the Retirement Plan of Exopack, LLC (the “Retirement Plan”). We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Increases in value in 2011, 2010 and 2009 are primarily due to the accretion of interest on the accumulated benefit.   For additional information about the Retirement Plan, see “–Pension Benefits” beginning on page 57 and Note 5 to our consolidated financial statements included elsewhere in this annual report.
(4)      The amounts in the “All Other Compensation” column for 2011 consist of:

	401(k) Match $	Life Insurance $	Auto Allowance $	Vacation $	Severance $	Consulting $	Option Holder Bonus $	Other $
Jack E. Knott	$7,350	$3,268	$—	$—	$—	$—	$2,340,000	$500
Tom Vale	$7,350	$1,410	$5,616	$—	$—	$—	$35,430	$500
Eric Lynch	$7,350	$228	$—	$10,417	$—	$—	$—	$925
David Ziegler	$—	$—	$—	$—	$—	$64,900	$—	$—
Jeffrey S. Ross	$7,434	$1,132	$7,435	$—	$—	$—	$72,058	$500
Robert H. Arvanites	$7,417	$564	$8,618	$19,980	$55,521	$—	$316,000	$540
Gene Welsh	$4,350	$—	$9,040	$—	$—	$—	$7,602	$—
Robert Laird	$7,350	$834	$10,296	$—	$—	$—	$78,000	$960
(5)     Effective September 1, 2011, Mr. Knott resigned from our Company as Chief Executive Officer and Secretary, but continues to serve as our Chairman. In connection with Mr. Knott's resignation, we amended certain compensation arrangements that we had with Mr. Knott and terminated the separation benefit agreement that we entered into with Mr. Knott on January 10, 2006. Tom Vale, President and Chief Operating Officer was designated Interim Chief Executive Officer.
(6) Effective September 1, 2011, Tom Vale was appointed Interim Chief Executive Officer and retained his role as President and Chief Operating Officer. In conjunction with this appointment as Interim Chief Executive Officer, Mr. Vale's salary was increased to $486,900 and his MIP target award was increased to 55% from 45%. Effective February 13, 2012, Christian B. Ragot was appointed as our Chief Executive Officer, and Mr. Vale retained his positions as President, Chief Operating Officer and Secretary. Mr. Ragot will receive an annual base salary of $500,000 in 2012, paid on a monthly basis. Mr. Ragot is eligible for a target incentive bonus of 55% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus.
(7)      On November 18, 2011, Eric Lynch resigned as Chief Financial Officer of the Company. In accordance with the terms of his stock option agreement, Mr. Lynch forfeited his rights to his vested and unvested stock options, including the 2,000 options granted to him in 2011 and the 1,150 options granted to Mr. Lynch prior to his appointment as Chief Financial Officer. Following such forfeiture, Mr. Lynch's stock options were cancelled.
(8) On November 28, 2011, David Ziegler was named as the Interim Chief Financial Officer. Mr. Ziegler is considered to be a consultant for our Company, and as such all fees are paid to Pillar Solutions as consulting services. Effective February 20, 2012, Miles W. McHugh was appointed as our Chief Financial Officer, and Mr. Ziegler will continue to serve our Company in a consulting capacity during a transition period. Mr. McHugh will receive an annual base salary of $350,000 in 2012, paid on a monthly basis. Mr. McHugh is eligible for a target incentive bonus of 45% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus.
(9) Effective October 12, 2011, Mr. Arvanites separated from the Company. In accordance with the terms of his stock agreement, Mr. Arvanites forfeited his rights to 20%, or 100 options, of the total options granted to him on January 29, 2007, and following such forfeiture these options were cancelled. Mr. Arvanites was paid a lump sum for his remaining 4,400 vested options in January 2012.
(10) For the period from July 14, 2010 through September 30, 2010, Mr. Welsh provided consulting services to Exopack in conjunction with the integration of the EMCS acquisition. Mr. Welsh was paid $84,650 for these services.

(11) Robert Laird was promoted to Vice President and General Manager effective in October 2011.
N/A    Mr. Knott, Mr. Vale, Mr. Lynch and Mr. Welsh became employees subsequent to the date at which entry into the Retirement Plan was frozen. Mr. Ziegler was hired on a consulting basis only.
Grants of Plan-Based Awards in 2011

	Grant	Estimated future payouts under non-equity incentive plan awards (2)			All other option awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date (1)	Threshold	Target	Maximum	Options	Awards	Awards
		$	$	$	(#)	($/Sh)	($/Sh)
Jack E. Knott	N/A	$94,898	$187,916	$375,833	N/A	N/A	N/A
Tom Vale	N/A	$118,633	$234,917	$469,833	N/A	N/A	N/A
Eric Lynch(3)	9/14/2011	$24,965	$49,436	$98,873	2,000	$98	$51.53
David Ziegler	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Robert H. Arvanites	N/A	$42,618	$84,392	$168,783	N/A	N/A	N/A
Jeffrey S. Ross	N/A	$51,773	$102,520	$205,040	N/A	N/A	N/A
Gene Welsh	N/A	$51,454	$101,890	$203,780	N/A	N/A	N/A
Robert Laird	N/A	$30,425	$60,247	$120,494	N/A	N/A	N/A

(1)	Grant Date Applies to option awards granted in 2011.

(2)
Reflects the threshold, target and maximum potentially payable under the MIP for Mr. Knott, Mr. Vale, Mr. Arvanites and Mr. Ross.  Amounts earned under the MIP for the year ended December 31, 2011 are reflected in “Non-equity Incentive Plan Information” in the Summary Compensation Table above.  For additional information about awards under the MIP, see the discussion beginning on page 47 under “Compensation Discussion and Analysis—Elements of Compensation—Short-Term Incentive Compensation—MIP.”

(3)
Effective November 18, 2011, Eric Lynch resigned as Chief Financial Officer of the Company. In accordance with the terms of his stock option agreement, Mr. Lynch forfeited his rights to his vested and unvested stock options, including the 2,000 options granted to him in 2011 and the 1,150 options granted to Mr. Lynch prior to his appointment as Chief Financial Officer. Following such forfeiture, Mr. Lynch's stock options were cancelled.

Outstanding Equity Awards at December 31, 2011
The following table sets forth information concerning outstanding options held by the Named Executive Officers at December 31, 2011. There are no restricted stock awards in place or outstanding at December 31, 2011.

Option Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration
Name	(#)	(#) (1)	(#)	($)	Date
	Exercisable	Unexercisable
Jack E. Knott	—	30,000	—	72	07/14/15
Chairman and
Former Chief Executive Officer

Tom Vale	—	5,000	1,000	140	02/18/18
President, Former Interim Chief Executive Officer and Chief		2,500	2,000	139	07/13/20
Operating Officer

Eric Lynch(2)	—	—	—	—	—
Former Chief Financial Officer

Robert H. Arvanites(3)	—	4,000	—	72	10/13/15
Senior Vice President and		500	—	140	01/19/17
General Manager

Jeffrey S. Ross	—	600	—	72	10/13/15
Senior Vice President	—	900	—	130	07/01/16
and General Manager	—	500	—	140	01/19/17
	—	1,500	1,200	139	07/13/20

Gene Welsh	—	3,500	2,800	139	10/01/20
Senior Vice President
and General Manager

Robert Laird	—	1,000	—	72	10/13/15
Vice President and
General Manager
 (1)    (i) 20% of Mr. Knott's outstanding options vested on each of July 14, 2006, 2007, 2008, 2009, and 2010.  (ii) Mr. Vale's outstanding options vest on two different dates: 20% of the 5,000 options granted on February 18, 2008 vested on each of February 18, 2009, 2010, 2011 and 2012 and the remaining 20% will vest on February 18, 2013, and 20% of the 2,500 options granted on July 13, 2010 vested on July 13, 2011, and 20% will vest on each of July 13, 2012, 2013, 2014 and 2015.  (iii)Mr. Arvanites’ outstanding options vest on two different dates: 20% of the 4,000 options granted on October 13, 2005 vested on each of October 13, 2006, 2007, 2008, 2009 and 2010; and 20% of the 500 options granted on January 19, 2007 vested on each of January 19, 2008, 2009, 2010 and 2011. The remaining 20% of the 500 options, or 100 options, were forfeited upon Mr. Arvanites separation from our Company on October 12, 2011. (iv) Mr. Ross’s outstanding options vest on four different dates: 20% of the 600 options granted on October 13, 2005 vested on each of October 13, 2006, 2007, 2008, 2009 and 2010; 20% of the 900 options granted on July 1, 2006 vested on each of July 1, 2007, 2008, 2009, 2010 and 2011; 20% of the 500 options granted on January 19, 2007 vested on each of January 19, 2008, 2009, 2010, 2011 and 2012; and 20% of the 1,500 options granted on July 13, 2010 vested on July 13, 2011, and the remaining options will vest on each of July 13, 2012, 2013, 2014 and

2015.  (v)  20% of the 3,500 outstanding options granted to Mr. Welsh on October 1, 2010 vested on October 1, 2011, and the remaining options will vest on each of October 1, 2012, 2013, 2014 and 2015.  (vi) 20% of Mr. Laird's outstanding options vested on each of October 13, 2006, 2007, 2008, 2009 and 2010. For a discussion of when the vested portion of any options may be exercised, see the discussion beginning on page 50 under “Compensation Discussion and Analysis-Elements of Compensation-Equity-Based or Long-Term Incentive Compensation.”
(2)    In accordance with the terms of his stock option agreement, Mr. Lynch forfeited his rights to his vested stock options, as a result of his resignation as Chief Financial Officer of the Company on November 18, 2011.    Following such forfeiture, all of Mr. Lynch’s stock options were cancelled.
(3) Effective October 12, 2011, Mr. Arvanites separated from the Company. In accordance with the terms of his stock agreement, Mr. Arvanites forfeited his rights to 20%, or 100 options, of the total options granted to him on January 29, 2007, and following such forfeiture these options were cancelled. Mr. Arvanites vested options were paid out as part of his severance package.
Option Exercises in 2011
There were no stock options exercised by our Named Executive Officers during the year ended December 31, 2011.
Pension Benefits
The following table sets forth information concerning pension benefits paid to and accumulated by the Named Executive Officers at December 31, 2011.

		Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Name	Plan Name(1)	(#)		($)
Jack E. Knott	N/A	N/A	N/A	N/A
Chairman and Former
Chief Executive Officer
Tom Vale	N/A	N/A	N/A	N/A
President, Former Interim Chief Executive Officer and Chief Operating
Officer
Eric Lynch	N/A	N/A	N/A	N/A
Former Chief Financial Officer
Robert H. Arvanites(2)	Retirement Plan	15.2	$142,803	$—
Senior Vice President and	of Exopack, LLC
General Manager
Jeffery S. Ross	Retirement Plan	17.3	$189,900	$—
Senior Vice President	of Exopack, LLC
and General Manager
Gene Welsh	N/A	N/A	N/A	N/A
Senior Vice President
and General Manager
Robert Laird	Retirement Plan	19.3	$335,333	$—
Vice President and General Manager	of Exopack, LLC

(1)
The Retirement Plan was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Benefits under the retirement plan were determined by the highest five years of base salary and incentive compensation in the 10 years prior to June 30, 2004 and years of service as of June 30, 2004. No Named Executive Officer is currently eligible for early retirement under the Retirement Plan. There have been no changes to the Retirement Plan during the year ended December 31, 2011.

(2)	Effective October 12, 2011, Mr. Arvanites separated from the Company.
N/A    Mr. Knott, Mr. Vale, Mr. Lynch and Mr. Welsh became employees subsequent to the date at which entry into the Retirement Plan was frozen.
Nonqualified Deferred Compensation
There are no nonqualified deferred compensation agreements in place for our Named Executive Officers at December 31, 2011.
Change in Control Bonus Opportunity for Former CEO
Pursuant to an offer letter entered into with Mr. Knott, our former Chief Executive Officer, on January 10, 2006, and amended on August 10, 2011, if Mr. Knott is employed with Sun Capital through the date of a change in control involving CPG Finance, Mr. Knott will be entitled to receive a bonus upon such change in control that produces a qualifying internal rate of return for our stockholder. Specifically, in the event of a change in control (as such term is defined below), Mr. Knott will receive a payment calculated as follows:

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
Separation Benefit Agreements and Other Covenants
We have entered into separation benefit agreements with our other Named Executive Officers, with the exception of Gene Welsh, Senior Vice President and General Manager, who joined the Company on October 1, 2010, Robert Laird, Vice President and General Manager, who joined the Company in October 2001, and David Ziegler, who joined the Company as the Interim Chief Financial Officer on November 28, 2011. Pursuant to these separation agreements, we agreed to pay the other Named Executive Officers their then-existing base salary over a one-year period, as well as the pro-rata amounts earned under the MIP, in the event we terminate the Named Executive Officer without cause or if we fail to retain the Named Executive Officer in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control. For purposes of these agreements, "cause" means:

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
In connection with Jack Knott's resignation as our Chief Executive Officer, we amended certain compensation arrangements that we had with Mr. Knott and terminated the separation benefit agreement that we entered into with Mr. Knott on January 10, 2006.
Pursuant to stock option grant agreements that CPG Finance has entered into with each of our Named Executive Officers, each has agreed to abide by certain covenants including:

•	confidentiality covenants;

•	a covenant not to solicit any person who has been one of our employees during the last 12 months, which survives for two years following termination of employment;

•	a covenant not to solicit any of our clients, customer, or vendors, which survives for one year after termination of employment

•	a covenant not to disparage or defame us; and

•	a covenant not to compete with us, which survives for one year after termination of employment.
Director Compensation
None of our directors are compensated for serving as a director. Directors are reimbursed for actual expenses incurred in attending board meetings.
Compensation Committee Interlocks and Insider Participations
We do not currently have a compensation committee. Jack E. Knott, our former Chief Executive Officer and current Chairman of our Board of Directors, participated in deliberations with our Board of Directors concerning executive officer compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	70,700	$107.12 per option	29,300
Equity compensation plans not approved by the security holder	N/A	N/A	N/A
Total	70,700	$107.12 per option	29,300
     For a discussion of the number of equity securities of CPG Finance, Inc., one of our parent companies, held by our directors and named executive officers, see the discussion under Item 11. Executive Compensation – Outstanding Equity Awards at December 31, 2011.
Security Ownership of Certain Beneficial Owners and Management
Upon completion of the Consolidation, Exopack Key Holdings, LLC became our sole stockholder. Exopack Key Holdings, LLC is 100.0% owned by CPG Finance, an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2011, 2010, 2009, 2008 and 2007, CPG Finance granted options to purchase 4,500, 11,600, zero, 23,550 and 12,750 shares, respectively, of its common stock to certain key employees of our Company and 14,400, 7,400, 7,700, 7,600 and 10,850 options, respectively, were forfeited. None of the options currently outstanding have been exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE
Management Services Agreements
In 2005, we entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide us with certain financial and management consulting services, subject to the supervision of the our Board of Directors. In exchange for these services, we will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the management services agreement). On May 31, 2011, the management services agreement was replaced with a new consulting agreement (the "consulting agreement"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide us with certain financial and management consulting services, subject to the supervision of our Board of Directors. In exchange for these services, we will pay Sun Capital Management an annual consulting fee equal to the greater of $3.0 million or 6% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.
We incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $4.5 million, $1.9 million and $1.4 million, for the years ended December 31, 2011, 2010 and 2009, respectively. Such fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.
We incurred approximately $53,000, $47,000 and $56,000 for the years ended December 31, 2011, 2010 and 2009,

respectively, for certain consulting fees from Sun Capital Management.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to us, our subsidiaries, or our stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees.  We will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. During the year ended December 31, 2011, we incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. During the year ended December 31, 2010, we incurred approximately $938,000 in management services under the agreement for management services related to the EMCS acquisition.  During the year ended December 31, 2010, we incurred approximately $234,000 in reimbursable expenses related to the EMCS acquisition.  No such expenses were incurred during the year ended December 31, 2009. These fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.
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
Director Independence
Because we do not have any securities listed on an exchange, we are not subject to any listing standards requiring any of our directors to be “independent.” However, applying director independence requirements set forth in section 303A.02 (b) of the NYSE listing standards, we believe that Messrs. Alger, Terry and Brody could reasonably be considered to be “independent,” due to the lack of direct compensation paid to such persons by us and the fact that the management fees paid by us to Sun Capital did not exceed 2% of our consolidated net sales for any of the three most recent fiscal years.
Such directors would not, however, satisfy the independence standards for audit committees set forth in Rule 10A-3 under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2011 and 2010.
Audit Fees
Audit fees totaled approximately $800,000 for 2011 and $791,000 for 2010. These fees were for services associated with the audits and quarterly reviews of our consolidated financial statements.
Audit-Related Fees
Fees for audit-related services typically include due diligence in connection with acquisitions and related accounting consultations, compliance with financing arrangements and attest services not required by statue or regulation.  Audit fees related to the registration statement on Form S-4 and Comfort Letter were approximately $200,000 for the year ended December 31, 2011. Audit fees related to the EMCS acquisition and other attestation services were approximately $1.6 million for the year ended December 31, 2010.  Audit-related fees attributable to the $100.0 million notes offering were approximately $200,000 for the year ended December 31, 2010.
Tax Fees

Fees for tax services typically include tax compliance, tax advice and tax planning.  There were no tax fees incurred by the Company during 2011 or 2010 for services rendered by PricewaterhouseCoopers LLP.
All Other Fees
All other fees would typically include services not included in audit fees, audit-related fees and tax fees.  We did not incur any other fees during 2011. We incurred $508,000 in fees in 2010 for services rendered by PricewaterhouseCoopers LLP.
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

Exopack Holding Corp.
March 29, 2012	By:	/s/ Christian B. Ragot
Christian B. Ragot Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Jack E. Knott	Chairman	March 29, 2012
Jack E. Knott

/s/ Christian B. Ragot	Director and Chief Executive Officer	March 29, 2012
Christian B. Ragot	(Principal Executive Officer)

/s/ Tom M. Vale	President and Chief Operating Officer	March 29, 2012
Tom M. Vale

/s/ Miles W. McHugh	Chief Financial Officer	March 29, 2012
Miles W. McHugh	(Principal Financial and Accounting Officer)

/s/ Michael E. Alger	Director	March 29, 2012
Michael E. Alger

/s/ Mark E. Brody	Director	March 29, 2012
Mark E. Brody
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

EXOPACK HOLDING CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholder's equity and comprehensive income (loss), and cash flows present fairly, in all material respects, the financial position of Exopack Holding Corp. and its subsidiaries (the “Company”), at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

March 29, 2012
Charlotte, North Carolina

Exopack Holding Corp. and Subsidiaries
Consolidated Balance Sheets

(in thousands of dollars, except for share and per share data)	December 31, 2011	December 31, 2010

Assets
Current assets
Cash	$2,317	$2,508
Trade accounts receivable (net of allowance for uncollectible
accounts of $1,708 and $1,550 for 2011 and 2010, respectively)	88,837	94,951
Other receivables	4,083	3,463
Inventories	113,939	103,728
Deferred income taxes	2,745	3,703
Prepaid expenses and other current assets	4,367	3,240
Total current assets	216,288	211,593
Property, plant and equipment, net	223,035	214,293
Deferred financing costs, net	17,144	14,998
Intangible assets, net	89,179	92,984
Goodwill	69,641	69,642
Other assets	8,616	6,298
Total assets	$623,903	$609,808
Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$8,201	$58,815
Accounts payable	84,561	83,607
Accrued liabilities	35,502	46,868
Income taxes payable	718	972
Total current liabilities	128,982	190,262
Long-term liabilities
Long-term debt, less current portion	579,750	320,000
Capital lease obligations, less current portion	10,775	10,501
Deferred income taxes	21,621	32,878
Other liabilities	29,101	16,172
Total long-term liabilities	641,247	379,551
Commitments and contingencies
Stockholder's (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2011
and 2010, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2011
and 2010, respectively	—	—
(Distributions in excess of) Additional paid-in capital	(76,038)	73,521
Accumulated other comprehensive loss, net	(25,198)	(7,095)
Accumulated deficit	(45,090)	(26,431)
Total stockholder's (deficit) equity	(146,326)	39,995
Total liabilities and stockholder's (deficit) equity	$623,903	$609,808
The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009

Net sales	$880,032	$785,086	$673,733
Cost of sales	761,741	684,168	596,764
Gross margin	118,291	100,918	76,969
Selling, general and administrative expenses	74,048	66,491	55,894
Operating income	44,243	34,427	21,075
Other expenses (income)
Interest expense	49,666	36,379	28,592
Loss on early extinguishment of debt	22,051	—	—
Other income, net	(112)	(1,035)	(468)
Net other expenses	71,605	35,344	28,124
Loss before income taxes	(27,362)	(917)	(7,049)
(Benefit from) provision for income taxes	(8,703)	1,857	(1,114)
Net loss	$(18,659)	$(2,774)	$(5,935)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit) Equity and Comprehensive Income (Loss)

	Common Stock		(Distributions in Excess of) Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
(in thousands of dollars, except for share data)	Shares	Amount				Total	Comprehensive Income (Loss)

Balances at January 1, 2009	1	$—	$72,811	$(12,357)	$(17,722)	$42,732
Stock compensation expense	—	—	419	—	—	419
Net loss	—	—	—	—	(5,935)	(5,935)	$(5,935)
Cumulative translation adjustment	—	—	—	3,927	—	3,927	3,927
Change in pension liability (net of income taxes of $2,370)	—	—	—	3,356	—	3,356	3,356
Total comprehensive income							$1,348
Balances at December 31, 2009	1	—	73,230	(5,074)	(23,657)	44,499
Stock compensation expense	—	—	291	—	—	291
Net loss	—	—	—	—	(2,774)	(2,774)	(2,774)
Cumulative translation adjustment	—	—	—	508	—	508	508
Change in pension liability (net of income taxes of $1,484)	—	—	—	(2,529)	—	(2,529)	(2,529)
Total comprehensive loss							$(4,795)
Balances at December 31, 2010	1	—	73,521	(7,095)	(26,431)	39,995
Stock compensation expense	—	—	441	—	—	441
Net loss	—	—	—	—	(18,659)	(18,659)	(18,659)
Dividend to parent	—	—	(150,000)	—	—	(150,000)
Cumulative translation adjustment	—	—	—	(846)	—	(846)	(846)
Change in pension liability (net of income taxes of $0)	—	—	—	(17,257)	—	(17,257)	(17,257)
Total comprehensive loss							$(36,762)
Balances at December 31, 2011	1	$—	$(76,038)	$(25,198)	$(45,090)	$(146,326)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009

Cash flows from operating activities
Net loss	$(18,659)	$(2,774)	$(5,935)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	39,450	33,736	25,455
Deferred income tax (benefit) provision	(10,298)	506	(2,447)
Stock compensation expense	441	291	419
Loss on early extinguishment of debt	11,883	—	—
Loss on sales and disposition of property, plant and equipment	988	668	1,313
Changes in operating assets and liabilities:
Receivables	5,959	(5,385)	6,711
Inventories	(10,377)	(10,545)	13,400
Prepaid expenses and other assets	(2,108)	(2,607)	(2,647)
Accounts payable and accrued and other liabilities	(14,946)	15,807	(10,532)
Income tax receivable/payable	(253)	(102)	241
Net cash provided by operating activities	2,080	29,595	25,978
Cash flows from investing activities
Repayments from (investment in) joint venture	116	(425)	(400)
Purchases of property, plant and equipment, including
capitalized software	(42,831)	(24,996)	(26,421)
Proceeds from sales of property, plant and equipment	1,446	7,249	7,081
Acquisition of business, net of cash acquired	—	(82,124)	—
Net cash used in investing activities	(41,269)	(100,296)	(19,740)
Cash flows from financing activities
Repayment of subordinated term loan	(33)	(49)	(48)
Issuance of new term loan	350,000	—	—
Repayments of new term loan	(1,750)	—	—
Borrowings on term loan	—	100,000	—
Repayments on term loan	—	(100,000)	—
Issuance of senior notes	235,000	100,000	—
Repayment of former senior notes	(320,000)	—	—
Repayments of capital lease obligations	(1,921)	(2,488)	—
Deferred loan costs paid	(17,859)	(12,881)	—
Dividend to parent	(150,000)	—	—
Borrowings under revolving credit facility	981,757	944,614	724,107
Repayments of revolving credit facility	(1,036,084)	(956,492)	(730,980)
Net cash provided by (used in) financing activities	39,110	72,704	(6,921)
Effect of exchange rate changes on cash	(112)	(128)	(396)
(Decrease) increase in cash	(191)	1,875	(1,079)
Cash
Beginning of year	2,508	633	1,712
End of year	$2,317	$2,508	$633
Supplemental cash flow information:

Income taxes refunded	$104	$102	$20
Income taxes paid	$1,949	$1,582	$1,157
Interest paid	$58,869	$28,500	$27,055
Early redemption and consent costs paid with debt extinguishment	$10,168	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Acquisitions
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
The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom and Canada. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties.  The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities.  The Company operates five facilities in the performance packaging segment, of which the Company leases two and owns the remaining three facilities.  The Company operates two manufacturing facilities and one distribution warehouse in the coated products segment, both of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China. During the quarter ended September 30, 2011, the Company closed its manufacturing facility located in Longview, Texas. The Company transferred equipment from the Longview facility to other performance packaging facilities and sold the land and building to a third party.
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
Unaudited proforma net sales and operating loss have been calculated as though the EMCS acquisition date was January 1, 2010. Unaudited proforma net sales and net loss were approximately $863.9 million and $1.9 million for the year ended December 31, 2010, respectively. The unaudited proforma financial information presented above does not purport to be indicative of the future results of operations of the combined businesses.

2.	Summary of Significant Accounting Policies
Use of Estimates
Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses in preparing these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Actual results could differ from these estimates.
Principles of Consolidation
The consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition.
Variable Interest Entity
During 2009, the Company entered into a joint venture agreement with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”).  The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the year ended December 31, 2010, the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $680,000 at December 31, 2011.  The Company recognized approximately $28,000 as its share of the income of the joint venture’s operations and received loan payments of approximately $116,000 during the year ended December 31, 2011. The Company recognized approximately $57,000 as its share of the loss of the joint venture's operations during the year ended December 31, 2010.  The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

Foreign Currency Translation and Transactions
Translation of the financial statements of the Company’s foreign subsidiaries, whose functional currencies are the Canadian dollar, the British pound and the Chinese yuan renminbi, occurs using the current exchange rate at year end for the balance sheet and the weighted-average exchange rate during the reporting period for results of operations. The resulting currency translation adjustment is accumulated and reported in “Accumulated other comprehensive loss, net” on the accompanying consolidated balance sheets. Gains and losses on foreign currency transactions are included in the consolidated statements of operations for the period in which the transaction occurs. The consolidated statements of cash flows include the effect of foreign currency cash flows using the weighted-average exchange rate during the reporting period.
Cash
Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents. Accounts payable in the accompanying consolidated balance sheets includes approximately $2.4 million and $9.8 million in book cash overdrafts at December 31, 2011 and 2010, respectively.
Inventories
Inventories are carried at the lower of cost or market. The cost of substantially all inventories is determined primarily by the first-in, first-out ("FIFO") and weighted average method. Inventory value is evaluated at each balance sheet date to ensure that it is carried at the lower of cost or market. This evaluation includes an analysis of historical physical inventory results, a review of excess and obsolete inventories based on inventory aging, and anticipated future demand. Periodically, perpetual inventory records are adjusted to reflect declines in net realizable value below inventory carrying cost.
Property, Plant and Equipment
Property, plant and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements    30 years
Machinery and equipment        10 years
Other depreciable assets        3-7 years
The cost of property, plant and equipment and related accumulated depreciation are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition.  Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred. Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was approximately $30.8 million, $27.3 million and $21.3 million, respectively. No interest was capitalized during any of the periods presented.
Deferred Financing Costs
Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place at December 31, 2011 and 2010, respectively, were approximately $17.1 million and$15.0 million (net of accumulated amortization of approximately $2.2 million and $8.6 million, respectively). During the year ended December 31, 2011, the Company incurred approximately $17.9 million in additional deferred financing costs and also wrote off deferred financing costs of approximately $11.9 million. See Note 4 for further discussion regarding the recapitalization of the Company's debt during 2011.
Leases
Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standard Codification (“ASC “) 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. The Company conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease.

Capitalization of Software for Internal Use
The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of three years. Capitalized software is classified in “Other assets” on the accompanying consolidated balance sheets and was approximately $2.9 million and $761,000 at December 31, 2011 and 2010, respectively. During 2011, the Company began installation of a new Enterprise Resource Planning System. This installation is expected to continue into future years. Amortization of capitalized software costs was approximately $1.0 million, $645,000 and $608,000, respectively, for the years ended December 31, 2011, 2010 and 2009, respectively.
Goodwill
Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the fourth quarter of each fiscal year or whenever events or circumstances indicate that it is “more likely than not” that the fair value of a reporting unit has dropped below its carrying value. There was no indication of impairment in any of the Company's reporting units during the fiscal 2011 annual testing.
The Company had total goodwill of approximately $69.6 million at December 31, 2011 and 2010, from the acquisitions of Exopack, Cello-Foil and TPG in 2005, the EEF acquisition in 2007 and the EMCS acquisition in July 2010. The carrying amount of goodwill by reporting unit as of December 31, 2011 and December 31, 2010 is as follows (amounts in millions):

	December 31, 2011			December 31, 2010
Reporting unit	Gross Goodwill	Accumulated Impairments	Net Goodwill	Gross Goodwill	Accumulated Impairments	Net Goodwill

Pet food and specialty packaging	$26.2	$—	$26.2	$26.2	$—	$26.2
Consumer food and specialty - U.S.	17.3	—	17.3	17.3	—	17.3
Consumer food and specialty - International	1.9	—	1.9	1.9	—	1.9
Performance Packaging	21.6	—	21.6	21.6	—	21.6
Coated products	2.6	—	2.6	2.6	—	2.6

Total	$69.6	$—	$69.6	$69.6	$—	$69.6

The Company has determined that it consists of five reporting units for the purpose of the goodwill impairment test under FASB guidance related to goodwill and other intangible assets.  The Company performs its annual impairment analysis on December 31 of each year based on a comparison of each reporting unit’s estimated fair value compared to the reporting unit’s carrying amount on that date.  Estimated fair value is determined based on discounted cash flows. As a result of the impairment analysis, no impairment of goodwill was noted at December 31, 2011 or 2010 as the estimated fair value of each reporting unit exceeded the carrying value.
Goodwill, with the exception of approximately $3.3 million and $1.9 million assigned to the Company’s consumer food and specialty and coated products segments, respectively, is not deductible for income tax purposes.

Intangible assets
Contractual or separable intangible assets that have finite useful lives are being amortized using the straight-line method over their estimated useful lives of 10 - 21 years for customer list, 2 - 15 years for patents and 20 years for trademarks and tradenames. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived assets for impairment whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis.  Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset using the relief of royalty method to the carrying value of the asset. The Company's intangible assets at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Definite-lived intangible assets:
Customer lists	$43,276	$43,276
Patents	7,163	7,163
Trademarks and tradenames	2,618	2,618
Total definite-lived intangible assets	53,057	53,057
Accumulated amortization	(14,878)	(11,073)
Definite-lived intangible assets	38,179	41,984
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$89,179	$92,984
Amortization expense for definite-lived assets for the years ended December 31, 2011, 2010 and 2009 was approximately $3.8 million, $2.8 million and $2.0 million, respectively. Estimated future annual amortization for definite-lived customer lists, patents, and trademarks/tradenames is approximately $3.8 million per year for 2012 through 2014, approximately $3.5 million for 2015 and is approximately $2.6 million for 2016.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  For property, plant and equipment and other long-lived assets, other than goodwill and indefinite-lived intangible assets, the Company performs undiscounted operating cash flow analysis to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based upon comparison of the estimated fair value to the net carrying value of the assets. Impairment losses on assets held for sale are based on the estimated proceeds to be received, less costs to sell.
During the year ended December 31, 2011, the Company recorded accelerated depreciation expense of approximately $3.6 million, based on changes in the estimated useful lives of several pieces of equipment, primarily in the consumer food and specialty packaging and performance packaging segments.  During the year ended December 31, 2010, the Company recorded accelerated depreciation expenses of approximately $4.4 million, based on changes in the estimated useful lives of several pieces of equipment, primarily in the consumer food and specialty packaging and pet food and specialty packaging segments. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net loss, adjustments to the Company’s minimum pension liability and unrealized gains and losses on foreign currency translation. All elements of other comprehensive income (loss) have related tax effects.

The following table represents the components of accumulated other comprehensive income (loss):

Year	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Deferred Cumulative Tax Effect on Liability(1)	Accumulated Comprehensive Income (Loss)
Balance at
December 31, 2009	$(823)	$(6,543)	$2,292	$(5,074)
Change during 2010	508	(4,013)	1,484	(2,021)
Balance at
December 31, 2010	(315)	(10,556)	3,776	(7,095)
Change during 2011	(846)	(17,257)	—	(18,103)
Balance at
December 31, 2011	$(1,161)	$(27,813)	$3,776	$(25,198)
(1) A deferred tax benefit of $6.3 million was recorded in 2011 related to the pension and postretirement plan liabilities. This benefit was fully offset by deferred tax expense to establish a valuation allowance to offset U.S. net deferred tax assets. See Note 9 for further discussion.
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
Research and Development Costs
Research and development costs are charged to “Selling, general and administrative expenses” as incurred. For the years ended December 31, 2011, 2010 and 2009, research and development expense costs were approximately $7.1 million, $6.1 million and $3.1 million, respectively. The significant increase in research and development costs beginning in the year ended December 31, 2010 is primarily related to the EMCS acquisition.
Income Taxes
Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from its Canadian subsidiaries, and considers these earnings to be permanently invested outside the U.S.  As a result, no deferred tax liability has been recognized for earnings from Canadian subsidiaries.  The Company has provided for deferred U.S. taxes on all undistributed earnings from its U.K. subsidiaries through December 31, 2011. Prior to 2010, the Company had not recognized a deferred tax liability associated with earnings from its U.K. subsidiaries because it considered these earnings to be permanently invested overseas.  During the fourth quarter of 2010, the Company determined that the earnings from its U.K. subsidiaries should no longer be considered indefinitely reinvested.
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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense (income), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no significant interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2011, 2010 or 2009.
The Company establishes valuation allowances in accordance with FASB guidance when it is more likely than not that all or a portion of a deferred tax asset will not be realized.
Stock-Based Compensation
Officers and certain key employees of the Company have been granted options to purchase non-voting common shares of CPG, the parent company of Exopack Key Holdings (the sole stockholder of the Company) under a stock-based compensation plan (the “2005 Stock Option Plan”) which is administered by the Board of Directors (or a committee thereof) of CPG.
The Company recorded stock compensation expense of approximately $441,000, $291,000 and $419,000 related to options during the years ended December 31, 2011, 2010 and 2009, respectively.
The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following results and assumptions for the option grants which occurred in the years ended December 31, 2011 and 2010:

	2011 Grants	2010 Grants
Weighted-average grant date fair value per share	$52	$77
Weighted-average expected lives (years)	10	10
Risk-free interest rate	2.61%	2.61%
Volatility	40.0%	40.0%
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
Costs associated with cleaning up existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2011 and 2010, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.
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
Self-Insurance
Exopack is self-insured for workers' compensation, medical claims and certain legal claims up to certain stop-loss limits. The self-insurance costs for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using loss development factors and actuarial assumptions followed in the insurance industry and historical loss development experience.

Fair Value of Financial Instruments
The fair value of financial instruments is the amount at which the instrument could be exchanged in a current transaction between willing, unrelated parties. The Company’s financial instruments principally consist of cash, accounts receivable from customers, accounts payable to vendors, and borrowings under long-term debt agreements. The fair value of the Company’s borrowings under its Senior Credit Facility and New Term Loan Facility approximate their carrying value (approximately $2.7 million and $348.0 million, respectively at December 31, 2011), as those borrowings accrue interest at variable market rates. The fair value of the Company’s borrowings under its $235.0 million of 10.00% senior notes due 2018 was approximately $240.0 million at December 31, 2011 based on the trading price of the notes at that date, and the fair value of the Company’s borrowings under its $320.0 million of 11.25% senior notes due 2014 was approximately $330.0 million at December 31, 2010 based on the trading price of the notes at that date. The fair values of all other financial instruments approximate their carrying value due to their short-term nature.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable. One customer, primarily within the Company’s pet food and specialty packaging segment, accounted for 11.3% and 10.9% of total accounts receivable as of December 31, 2011 and 2010, respectively.
Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. There were no individual customers that accounted for more than 10% of the Company’s net sales during the years ended December 31, 2011 and 2010.  One customer, primarily within the Company’s pet food and specialty packaging segment, accounted for 11.5% of the Company’s net sales during the year ended December 31, 2009.
Recently Issued Accounting Pronouncements
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
In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income, requiring most entities to present items of net income and other comprehensive income either in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective from the beginning of 2012 for calendar year-end public entities with full retrospective application required. The Company does not expect this guidance to have a significant impact on the Company's consolidated financial statements.
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
No significant new accounting guidance became effective for the Company during the year ended December 31, 2011. As of December 31, 2011, there was no issued guidance pending future adoption that is expected to have a significant impact on the Company’s financial statements when adopted.

3.	Balance Sheet Information
The major components of certain balance sheet accounts at December 31, 2011 and 2010 are as follows:

(in thousands of dollars)	2011	2010
Inventories
Raw materials and supplies	$40,580	$42,812
Work in progress	15,191	12,275
Finished goods	58,168	48,641
Total inventories	$113,939	$103,728
Property, plant and equipment
Land	$6,088	$6,249
Buildings and improvements	57,274	55,148
Machinery and equipment	238,643	220,435
Other	6,039	4,960
Construction in progress	24,611	15,137
Gross property, plant and equipment	332,655	301,929
Less: Accumulated depreciation	(109,620)	(87,636)
Net property, plant and equipment	$223,035	$214,293

Accrued liabilities
Interest	$2,107	$15,141
Vacation	6,972	6,915
Payroll and bonuses	4,137	4,970
Pension liability to be funded within one year (see Note 5)	4,791	3,008
Workers’ compensation	1,677	1,534
Medical insurance claims	3,025	2,882
Accrued severance (see Note 7)	858	419
Customer rebates	5,259	6,527
Property and other taxes	2,708	1,920
Accrued utilities	1,122	1,293
Accrued freight	778	1,021
Accrued audit fees	697	311
Accrued management fees	687	320
Other	684	607
	$35,502	$46,868
Other liabilities
Liability for pension benefits (see Note 5)	27,551	14,445
Postretirement medical benefits (see Note 5)	643	588
Deferred compensation liability (see Note 5)	261	321
Deferred rent	536	688
Other	110	130
	$29,101	$16,172

4.	Financing Arrangements
2011 Recapitalization Transactions
On May 31, 2011, the Company completed a series of transactions (the "Recapitalization Transactions") that recapitalized the Company's indebtedness. These transactions included:
•The private placement of $235.0 million principal amount of 10% senior notes due 2018;
•The entry into a six year $350.0 million senior secured term loan facility;
•The amendment and restatement of the Company's existing revolving credit facility; and
•The repayment of the Company's outstanding 11.25% senior notes due 2014 (the "Former Senior Notes").
The Recapitalization Transactions and the Company's current financing arrangements are further described below.
The balances due under debt agreements at December 31, 2011 and 2010 were as follows:

(in thousands of dollars)	2011	2010
Senior notes	$235,000	$320,000
Term loan facility	348,250	—
Senior credit facility	2,712	56,906
Subordinated term loan	—	33
Capital leases	12,764	12,377
Total debt	598,726	389,316
Less: Current portion	8,201	58,815
Total long-term debt	$590,525	$330,501
Issuance of Senior Notes
On May 31, 2011, the Company completed an unregistered private offering of $235.0 million aggregate principal amount of 10% senior notes due 2018. Pursuant to an exchange offer, effective January 2012, the Company exchanged all of the unregistered 10% senior Notes for new 10% senior notes registered under the Securities Act of 1933 (the "Senior Notes").
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
The Company and all of its domestic restricted subsidiaries have guaranteed the Senior Notes. See Note 14 for supplemental guarantor financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness or issue preferred stock, pay dividends or make other distributions or repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets.
The Company incurred approximately $6.8 million in deferred financing costs related to the Senior Notes for the year ended December 31, 2011, which are being amortized over the term of the Senior Notes.

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
The Company is required to repay installments on the New Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the New Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the New Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the New Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the New Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the New Term Loan Facility. The interest rate at December 31, 2011 was 6.5%.
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
The New Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The New Term Loan Facility places certain restrictions on the Company which are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. At December 31, 2011, the Company was in compliance with these restrictions.
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
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at December 31, 2011 and 2010. The Company may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions. At December 31, 2011, approximately $2.7 million was outstanding and approximately $68.1 million was available for additional borrowings under the Senior Credit Facility. At December 31, 2011 there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2011 was approximately 4.35%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.
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
Under the Senior Credit Facility, in general, interest for the year ended December 30, 2010 accrued on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to LIBOR plus 1.5% (as defined in the prior loan agreement). Interest accrued on amounts outstanding under the Canadian facility at a variable annual rate equal to the Canadian Index Rate (as defined in the prior loan agreement) plus 0.5% or, at the Company’s election, at an annual rate equal to the BA Rate (as defined in the prior loan agreement) plus 1.5%.
The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At December 31, 2011, the Company was in compliance with these covenants.
The Company incurred approximately $817,000 in additional deferred financing costs related to the amendment of the Senior Credit Facility during the period ended December 31, 2011, which are being amortized over the term of the Senior Credit Facility.
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
The Term Loan and related accrued interest was repaid on September 24, 2010, using proceeds received from the Company's 2010 issuance of the Former Senior Notes.
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
Lease Transactions
On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits.  These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.  The Company determined that this lease qualifies as a capital lease ("Sale/Leaseback Lease") and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments, or approximately $5.2 million.  The lease term is five years with a lease expiration date of July 2015.  At December 31, 2011, approximately $1.7 million in security deposits refundable at lease expiration are included in other assets on the accompanying consolidated balance sheets.

In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate ("EMCS Real Estate Lease") and three leases related to extrusion equipment that the Company determined all qualify as capital leases.  The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million.  The leases expired over various periods with the EMCS Real Estate Lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively.  Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was cancelled and the equipment was purchased by the Company for approximately $1.5 million.  The new equipment lease expires in September 2014. At December 31, 2011, approximately $1.4 million in security deposits refundable at lease expiration are included in other assets in the accompanying consolidated balance sheet.
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
The components of the Company's capital leases at December 31, 2011 are as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short Term	Long Term	Total

(in thousands of dollars)

Sale/Leaseback Lease	5 years	$5,154	$(1,546)	$3,608	$907	$2,689	$3,596

EMCS Real Estate Lease	9 years	4,446	(214)	4,232	77	4,261	4,338

EMCS Equipment Lease	4 years	3,631	(1,428)	2,203	866	1,701	2,567

Thomasville Real Estate Lease	10.3 years	2,307	(74)	2,233	139	2,124	2,263

Total		$15,538	$(3,262)	$12,276	$1,989	$10,775	$12,764

See Note 8 for a schedule of future annual lease payments.

5.	Employee Benefit Plans
The measurement date for defined benefit plan assets and liabilities is December 31, the Company’s fiscal year end. A summary of the elements of key employee benefit plans is as follows:
Exopack, LLC Defined Benefit Plans
The pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan” and, together with the Retirement Plan, collectively, the “Pension Plans”) were transferred to and assumed by the Company in connection with the Exopack acquisition in 2005. Substantially all full-time employees of Exopack, LLC hired prior to June 30, 2003 were eligible to participate in the Retirement Plan. The Pension Plans were frozen prior to the Exopack acquisition. Accordingly, the employees’ final benefit calculation under the Pension Plans was the benefit they had earned under the Pension Plans as of the date the Pension Plans were frozen. This benefit will not be diminished, subject to the terms and conditions of the Pension Plans, which will remain in effect.
In conjunction with the EMCS acquisition, the Company assumed a defined benefit pension plan for certain union employees at the Menasha, Wisconsin facility.  Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC.

In 2009, the Company adopted FASB guidance related to additional disclosure for employer’s accounting for defined benefit, pension and other post retirement plans.  The following sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan and a reconciliation of the funded status of the Pension Plans for the years ended December 31, 2011 and 2010.

(in thousands of dollars)	December 31, 2011	December 31, 2010

Change in benefit obligation
Benefit obligation at beginning of year - January 1	$64,512	$56,614
Service cost	372	374
Interest cost	3,395	3,291
Actuarial loss	13,330	5,899
Benefits paid	(2,013)	(1,666)
Benefit obligation at end of year - December 31	$79,596	$64,512
Change in plan assets
Fair value of plan assets at beginning of year - January 1	$47,059	$42,187
Actual return on plan assets	(992)	5,132
Employer contributions	3,200	1,406
Benefits paid	(2,013)	(1,666)
Fair value of plan assets at end of year - December 31	$47,254	$47,059
Unfunded status of the plan	$(32,342)	$(17,453)
Accumulated and projected benefit obligation - December 31	$79,596	$64,512

(in thousands of dollars)	December 31, 2011	December 31, 2010
Components of net periodic benefit costs
Service cost	$372	$374
Interest cost	3,395	3,291
Expected return on assets	(3,316)	(3,357)
Amortization of net actuarial loss	403	120
Net periodic pension benefit cost	$854	$428
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Other comprehensive income at beginning of period - January 1	$10,739	$6,735
Net actuarial loss recognized during the period	(403)	(120)
Net (gain) loss during the period	17,638	4,124
Unrecognized other comprehensive income at end of period - December 31	$27,974	$10,739
Total recognized loss (gain) in other comprehensive income (loss)	$17,235	$4,004
Total recognized in net periodic benefit cost and other comprehensive income	$18,089	$4,432

 The weighted-average discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2011 and 2010 was 4.25% and 5.40%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates. Benefit accruals in the Pension Plan are either frozen or determined without regard to compensation, so no weighted-average rate of compensation increase assumption is used in the determination of benefit obligation.

The accumulated benefit obligation for the Pension Plans was approximately $79.6 million and $64.5 million at December 31, 2011 and 2010, respectively. The resulting unfunded pension liability at December 31, 2011 and 2010 was approximately $32.3 million and $17.5 million, respectively.  The cumulative decrease in other comprehensive income before tax was approximately $17.2 million for the year ended December 31, 2011.
Components of the net periodic pension benefit cost (income) for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009
Service cost	$372	$374	$—
Interest cost	3,395	3,291	3,207
Expected return on plan assets	(3,316)	(3,357)	(2,673)
Amortization of net actuarial loss	403	120	653
Net periodic pension benefit cost	$854	$428	$1,187

The weighted-average discount rate used to determine the benefit cost for the Pension Plans was 5.40%, 5.90% and 6.10% for the years ended December 31, 2011, 2010 and 2009, respectively. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan was 7.0% for the year ended December 31, 2011 and 8.0% for each of the years ended December 31, 2010 and 2009, respectively.  Based on current global stock market valuations, the Company expects to incur net periodic benefit costs of approximately $2.7 million in 2012.
The Company expects approximately $2.2 million in accumulated other comprehensive income to be reclassified into net period cost in 2012 related to unrecognized net actuarial gains and losses. There are no unrecognized prior service costs or transition obligations for the Pension Plans at December 31, 2011.
The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers.  Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  The Pension Plans invest in the following major asset categories: equity securities and fixed income securities.  At December 31, 2011 and 2010, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.
The weighted-average allocation of plan assets by asset category for the Retirement Plan at December 31, 2011 and 2010 was as follows:

	2011	2010
Asset category
Equity securities	63.0%	66.0%
Fixed income securities	37.0%	34.0%
	100.0%	100.0%
For the year ended December 31, 2011, the Company’s targeted allocation, by asset category were 61% for equity securities, 33% for fixed income securities, 3% for real estate securities, and 3% for commodities securities.  For the year ended December 31, 2010, the Company's targeted allocation, by asset category was 65% for equity securities and 35% for fixed income securities. The Company establishes its weighted-average expected long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

The following table sets forth, by category and within the fair value hierarchy, the estimated fair value of the Company’s pension assets at December 31, 2011:

	Fair Value Measurements at December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities:
Mutual funds(1)	$27,847	$27,847	$—	$—
Management money - equity specialty(2)	2,106	—	2,106	—
Fixed income securities:
Mutual funds(3)	15,514	15,514	—	—
Commingled fund - fixed income specialty(4)	1,787	—	1,787	—
	$47,254	$43,361	$3,893	$—
(1)This class represents actively traded mutual funds of market equities.
(2)This class represents a managed account specifically for the pension asset trust that primarily consists of common stocks.
(3)This class represents actively traded mutual funds of fixed income securities.

(4)This class represents commingled funds actively managed by investment managers that focuses on fixed income securities.

 The following table sets forth benefit payments expected to be paid by the Pension Plans for the period indicated:

(in thousands of dollars)
2012	$2,182
2013	$2,451
2014	$2,705
2015	$2,934
2016	$3,191
In aggregate during five-years thereafter	$20,372
Contributions of approximately $4.8 million are expected to be made to the Retirement Plan in 2012, and no contributions are expected to be required or made to the Restoration Plan in 2012.  At December 31, 2011, the fair value of the assets of the Pension Plans was $47.2 million, up from $47.1 million at December 31, 2010.
Retirement Plan for Employees for Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for Employees of Exopack Performance Films, Inc., retroactive to December 1, 2007.  Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan.  There are two portions of the plan, a defined contribution plan and a savings plan.  In the defined contribution plan, contributions are made by the Company only, and are based on an age and service formula.  The supplemental employer contribution to the defined contribution plan was guaranteed for a two-year period that began on December 1, 2007 and ended on November 30, 2009.  The Company contributed a total of approximately $314,000, $357,000 and $933,000 to the defined contribution plan during the years ended December 31, 2011, 2010 and 2009, respectively. In addition, employees can contribute to the savings plan and receive a match of 50% on the first 4% the employee defers to the plan.  Employer contributions to the savings plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan.  Accordingly, total expense related to the savings plan was approximately zero, $28,000 and $116,000 for the years ended December 31, 2011, 2010 and 2009, respectively. During the two-year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the savings plan regardless of their savings plan contribution. Total expense for employees who did not participate in the plan was approximately zero for the years ended December 31, 2011 and 2010, respectively and approximately $44,000 for the year ended December 31, 2009.
Savings Plans for Exopack and its Subsidiaries
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States.  The Company partially matches employee contributions which vest immediately. Expense totaled approximately $2.0 million, $1.6 million and $2.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The increase in 2011 expense compared to 2010 is primarily related to an increase in the employer matching contributions to 3% from 2% effective January 1, 2011. The matching contribution was 4% during 2009.
Postretirement Benefit Plan
The Company is obligated to provide healthcare benefits on a restricted basis, to certain employees pursuant to a collective bargaining agreement (the “Postretirement Plan”).
The following sets forth the information related to the change in the unfunded accumulated benefit obligation for the years ended December 31, 2011 and 2010:

(in thousands of dollars)	December 31, 2011	December 31, 2010

Change in benefit obligation
Benefit obligation at beginning of year - January 1	$588	$543
Service cost	22	22
Interest cost	28	29
Benefits paid	—	—
Actuarial loss (gain)	5	(6)
Benefit obligation at end of year - December 31	$643	$588
Accumulated benefit obligation at the end of year - December 31	$643	$588
Unfunded Status of the Plan	$643	$588

	December 31,	December 31,
(in thousands of dollars)	2011	2010
Components of net periodic benefit costs
Service cost	$22	$22
Interest cost	28	29
Amortization of net actuarial gains	(17)	(16)
Net periodic postretirement benefit cost	$33	$35
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Other comprehensive income at beginning of period - January 1	$(183)	$(193)
Net actuarial gain recognized during the period	17	16
Net (gain) loss during the period	5	(6)
Unrecognized other comprehensive income at end of period - December 31	$(161)	$(183)
Total recognized loss in other comprehensive income	$22	$10
Total recognized in net periodic benefit cost and other comprehensive income	$55	$45

The significant assumptions used to measure the expected cost of benefits are as follows:
Weighted-average assumed health care cost trend rate:
8.5% grading uniformly to 5.0% over an eight-year period for the year ending December 31, 2011
9.0% grading uniformly to 5.0% over an eight-year period for the years ending December 31, 2010 and 2009
Weighted-average discount rates for obligation:
4.10% at December 31, 2011
5.40% at December 31, 2010
Discount rates for the net periodic benefit cost:
5.40% for the year ended December 31, 2011
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
The effects of a 1% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2011 and 2010 and the aggregate of net periodic postretirement health and benefit costs for the years ended December 31, 2011, 2010 and 2009.
Components of the net periodic postretirement benefit cost for the years ended December 31, 2011, 2010 and 2009 are as follows:

(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009
Components of net periodic benefit costs
Service cost	$22	$22	$23
Interest cost	28	29	29
Amortization of net actuarial gains	(17)	(16)	(15)
Net periodic postretirement benefit cost	$33	$35	$37

The Company expects approximately $8,000 in accumulated other comprehensive income to be reclassified into net period cost in 2012 related to unrecognized actuarial gains. There are no unrecognized prior service costs or transition obligations for the Postretirement Plan at December 31, 2011.  The Company expects to incur net periodic benefit costs of approximately $36,000 in 2012.
The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2012	$20
2013	$33
2014	$36
2015	$38
2016	$51
In aggregate for the five-years thereafter	$256
Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2012.

Stock Option Plan
In December 2005, CPG’s Board of Directors approved the establishment of the 2005 Stock Option Plan in which officers and certain key employees of the Company are able to participate, and reserved 100,000 shares of CPG’s non-voting common shares for the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options have a term of no longer than 10 years and vest ratably over a five-year period.
The FASB revised guidance related to share-based payments in December of 2004.  This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2011, 2010 and 2009.  The prospective method also requires nonpublic companies to record compensation cost in accordance with the guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the revised guidance is being recorded ratably over the vesting period of five years.  The CPG Board granted 4,500 and 11,600 options to certain of the Company’s officers and key employees during the years ended December 31, 2011 and 2010, respectively. The CPG Board did not issue any options during the year ended December 31, 2009. The Company recorded related compensation expense of approximately $441,000, $291,000 and $419,000 during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, the total compensation cost related to non-vested awards not yet recognized was approximately $918,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 1.8 years.
The following table summarizes information about stock options outstanding at December 31, 2011 (there were no shares exercisable at December 31, 2011):

Exercise Price	Options Outstanding
	Number Outstanding	Weighted-average Remaining Contractual Life

$72	36,000	3.8 years
$130	1,500	4.5 years
$140	4,200	5.0 years
$184	200	5.4 years
$163	10,050	5.7 years
$140	5,000	6.1 years
$139	11,000	8.6 years
$198	250	8.7 years
$98	2,500	9.6 years
	70,700	5.7 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2010	80,600	$107.19
Granted	4,500	$98.00
Forfeited	(14,400)	$105.71
Options outstanding at December 31, 2011	70,700	$107.12	—	5.7 years
 There were 29,300 options available for grant at December 31, 2011 under the 2005 Stock Option Plan.

Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements, assumed in connection with the Cello-Foil acquisition. The Company is obligated to provide certain deferred compensation for these Cello-Foil employees over specified periods beginning at age 62. In addition, the Company has agreed to provide certain death benefits for the employees to be paid over a specified period. The Company is accruing its obligations over the estimated period of employment of the individuals to age 62. As of December 31, 2011 and 2010, the Company had two individuals under the agreements that were receiving benefits. The deferred compensation liability for these agreements was approximately $261,000 and $321,000 at December 31, 2011 and 2010, respectively (recorded in “Other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for the years ended December 31, 2011, 2010 and 2009 was insignificant.
Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $2.2 million, $3.2 million and $4.3 million for the years ended December 31, 2011, 2010 and 2009, respectively for benefits under the management incentive compensation plan.
In conjunction with the EMCS acquisition, the Company assumed a management incentive compensation plan that remained in place through the end of 2010. The Company recognized charges of approximately $596,000 for the year ended December 31, 2010 for benefits under this management incentive compensation plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provide for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $4.5 million for the year ended December 31, 2011.

6.	Capital Structure
The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2011 and 2010) (“Voting Common Stock “) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2011 and 2010) (“Non-Voting Common Stock”), each with a par value of $0.001 per share.  The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on the matters to be voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable (see Note 4 with respect to restrictions placed on declarations and payments under financing arrangements). Each share of Voting Common stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock. As a result of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.
The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding at December 31, 2011 and 2010.

7.	Severance Expenses
During the years ended December 31, 2011, 2010 and 2009, the Company terminated certain employees and eliminated their positions.  During 2010 and 2009, the Company also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its consumer food and specialty packaging segment facilities. In connection with these terminations, the Company recorded employee termination costs of approximately $1.8 million, $2.7 million (excluding severance costs associated with the closure of a facility discussed below) and $3.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, which were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of the approximately $419,000 in severance accrued at December 31, 2010 and approximately $1.8 million in costs incurred in 2011, the Company paid approximately $1.3 million through December 31, 2011 so that approximately $858,000 remained accrued for employee termination benefits at December 31, 2011. The Company expects to pay all of the accrued amounts in 2012.

8.	Commitments and Contingencies
Operating Leases
The Company leases certain land, buildings, equipment, vehicles, warehouses, and office space under the terms of non-cancelable operating leases which expire through the year 2023.
Future annual payments on the operating leases as of December 31, 2011 are as follows:

(in thousands of dollars)
Year Ending December 31
2012	$9,297
2013	7,831
2014	6,047
2015	3,595
2016	1,632
2017 and thereafter	6,112
Total	$34,514
Rent expense for all operating leases amounted to approximately $10.4 million, $9.7 million and $8.7 million (excluding the provision for future rental costs related to the exit from certain leased facilities) for the years ended December 31, 2011, 2010 and 2009, respectively.
Capital Leases
The Company leases certain buildings and equipment under the terms of non-cancelable capital leases which expire through the year 2019.
Future annual payments on the capital leases as of December 31, 2011 are as follows:

(in thousands of dollars)
Year Ending December 31
2012	$3,010
2013	3,010
2014	2,746
2015	1,422
2016	776
2017 and thereafter	6,343
Interest portion	(4,543)
Total	$12,764
See Note 4 for additional information on the Company’s lease transactions.

Capital Project Commitments Related to Property, Plant and Equipment
At December 31, 2011, the Company has various capital projects related to property, plant and equipment in progress with approximately $8.8 million in future estimated costs to complete the projects.
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
The following tables present components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the years or dates indicated, as applicable:

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009
(Benefit from) provision for income taxes:
Current
Federal	$—	$—	$—
Foreign	1,529	1,397	1,245
State	71	(51)	92
	1,600	1,346	1,337
Deferred
Federal	(9,684)	768	(1,225)
Foreign	(170)	(113)	(90)
State	(449)	(144)	(1,136)
	(10,303)	511	(2,451)
Net (benefit from) provision for
income taxes	$(8,703)	$1,857	$(1,114)

The components of deferred income tax assets and liabilities are summarized as follows at December 31, 2011 and 2010:

(in thousands of dollars)	2011	2010
Gross deferred income tax assets
Net operating loss carryforwards	$30,740	$20,174
Minimum pension liability	14,749	8,504
Accrued vacation	2,103	2,080
AMT credit carryforwards	1,190	1,190
Accrued workers' compensation liability	608	558
Deferred compensation and future stock option payments	1,300	699
Net accounts receivable basis difference	492	397
Accrual for medical claims incurred but not reported	384	285
State and other tax credit carryforwards	444	444
Net inventory basis difference	748	762
Other accruals and reserves	842	874
	53,600	35,967
Gross deferred income tax liabilities
Net fixed asset basis difference	(32,296)	(34,209)
Goodwill and other intangible assets basis differences	(20,059)	(20,208)
Postretirement and pension accruals	(3,368)	(2,364)
Undistributed earnings of U.K. subsidiary	(732)	(1,151)
Other	(1,591)	(1,495)
	(58,046)	(59,427)
Gross deferred tax liabilities, net	(4,446)	(23,460)
Less: valuation allowance	(14,430)	(5,715)
Net deferred income tax liabilities	$(18,876)	$(29,175)
The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2011 and 2010:

(in thousands of dollars)	December 31, 2011	December 31, 2010
Current deferred income tax asset	$2,745	$3,703
Long-term deferred income tax liability	(21,621)	(32,878)
	$(18,876)	$(29,175)

The reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is summarized as follows:

(in thousands of dollars)	Year ended December 31, 2011		Year ended December 31, 2010		Year ended December 31, 2009
Domestic	$(33,845)	124%	$(1,767)	193%	$(5,128)	73%
Foreign	6,483	-24%	850	-93%	(1,921)	27%
Total loss before income taxes	$(27,362)	100%	$(917)	100%	$(7,049)	100%
Federal income tax (benefit) at the U.S. statutory rate	$(9,303)	34%	$(312)	34%	$(2,397)	34%
Foreign rate differential	(249)	1%	(86)	9%	(69)	1%
State income tax (benefit), net of federal income tax (benefit)	(1,547)	6%	(178)	19%	(349)	5%
Permanent differences	273	-1%	145	-16%	21	0%
Valuation allowance	2,474	-9%	670	-73%	1,912	-27%
Effect of deferred rate changes	(308)	1%	427	-46%	(44)	0%
Change in undistributed earnings assertion for United Kingdom	—	0%	1,151	-126%	—	0%
Adjustment related to prior year taxes	(43)	0%	40	-4%	(188)	3%
Other	—	0%	—	0%	—	0%
	$(8,703)	32%	$1,857	-203%	$(1,114)	16%

At December 31, 2011, the Company had federal net operating loss carryforwards of approximately $63.4 million, which begin to expire in 2024.  The Company has recorded deferred taxes on $62.7 million related to the domestic net operating loss carryforwards.  The difference is due to excess tax basis in goodwill acquired in a purchase business combination that will reduce the income taxes paid by the Company in future periods, and in accordance with FASB guidance related to accounting for income taxes, the Company will record a reduction to book goodwill as the future tax benefits are realized rather than recording a deferred tax asset for these benefits.  The Company has alternative minimum tax credit carryforwards of approximately $1.2 million, which do not expire. The Company also had Canadian loss carryforwards of approximately $22.0 million, which begin to expire in 2012.  The Company has placed a valuation allowance of approximately $4.0 million against the Canadian loss carryforwards net of the Canadian deferred tax liabilities.

The Company established a valuation allowance of $9.2 million during the year ended December 31, 2011 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangibles that are not going to provide a source of taxable income in the forseeable future. In addition, for the year ended December 31, 2011, the Company established valuation allowances for certain state net operating losses and foreign tax credits for $449,000 and $311,000, respectively. The Company has state tax credit carryforwards totaling approximately $444,000 which it does not expect to be able to utilize; accordingly, the Company maintained a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2011 and 2010.
During the year ended December 31, 2010, the Company recognized approximately $1.2 million of tax expense providing for deferred U.S. taxes for earnings from its U.K. subsidiaries as a result of changing its assertion that these earnings were indefinitely reinvested.
Pursuant to FASB guidance related to uncertainty of income tax, the Company has analyzed its tax positions and has determined that no reserves for uncertain income tax positions are needed.  United States federal income tax return periods beginning as of January 1, 2005, Canadian income tax return periods beginning as of January 1, 2004 and United Kingdom income tax return periods beginning as of January 1, 2009 are open for examination.  The IRS completed its examination of the tax year ended December 31, 2006 on November 6, 2009 with no further adjustments other than the immaterial temporary differences previously accounted for in the year ended December 31, 2008.  The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows:

(in thousands of dollars)
Gross uncertain tax benefit at December 31, 2009	—
Gross increases/decreases	—
Gross uncertain tax benefit at December 31, 2010	—
Gross increases/decreases	—
Gross uncertain tax benefit at December 31, 2011	$—

None of the unrecognized tax benefits, if recognized, would affect the effective tax rate of December 31, 2011, 2010 or 2009.

10.	Related Party Transactions
Transactions with Affiliates of Sun Capital
In 2005, the Company entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the agreement). On May 31, 2011, the management services agreement was replaced with a new consulting agreement (the "consulting agreement"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company's Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual fee equal to the greater of $3.0 million or 6% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.
During the years ended December 31, 2011, 2010 and 2009, the Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $4.5 million, $1.9 million and $1.4 million, respectively. Such fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.
The Company incurred approximately $53,000, $47,000 and $56,000 for the years ending December 31, 2011, 2010 and 2009, respectively, for certain consulting fees from Sun Capital Management.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees.  The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. During the year ended December 31, 2011, the Company incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. During the year ended December 31, 2010, the Company incurred approximately $938,000 in management services under the agreement for management services related to the EMCS acquisition.  During the year ended December 31, 2010, the Company incurred approximately $234,000 in reimbursable expenses related to the EMCS acquisition.  No such expenses were incurred during the year ended December 31, 2009. These fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.
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
The EMCS acquisition, which primarily includes meat and cheese packaging products, is included in the consumer food and specialty packaging segment for the year ended December 31, 2011 and from its acquisition date on July 13, 2010 through December 31, 2010.
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
The Company evaluates performance based on profit or loss from operations. During the years ended December 31, 2011, 2010 and 2009 segment data included a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009
Pet food and specialty packaging	$5,275	$6,146	$4,584
Consumer food and specialty packaging	9,141	8,412	9,487
Performance packaging	5,009	5,025	5,036
Total allocations	$19,425	$19,583	$19,107
Certain prior year amounts related to the consumer food and specialty packaging segment have been reclassified for comparability to the current year presentation which reflects the EMCS integration of personnel into corporate departments.
Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to the coated products segment during the years ended December 31, 2011, 2010 and 2009.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income.  Intercompany profit is eliminated in consolidation and is not significant for the periods presented.
Corporate operating losses consist principally of certain unallocated corporate costs.
The accounting policies for the individual segments are the same as the Company’s general accounting policies discussed in Note 2.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2011, 2010, and 2009.

	Year ended	Year ended	Year ended
(in thousands of dollars)	December 31, 2011	December 31, 2010	December 31, 2009
Revenues from external customers:
Pet food and specialty packaging	$230,439	$231,933	$233,195
Consumer food and specialty packaging	396,750	304,382	211,082
Performance packaging	170,763	171,616	163,641
Coated products	82,080	77,155	65,815
Total	$880,032	$785,086	$673,733
Intersegment revenues:
Pet food and specialty packaging	$3,626	$310	$1,612
Consumer food and specialty packaging	19,802	18,358	19,012
Performance packaging	755	708	1,270
Coated products	—	—	—
Total	$24,183	$19,376	$21,894
Operating income (loss):
Pet food and specialty packaging	$26,714	$24,423	$26,051
Consumer food and specialty packaging	35,950	18,671	4,197
Performance packaging	8,971	12,122	9,861
Coated products	12,814	11,750	5,523
Corporate	(40,206)	(32,539)	(24,557)
Total	44,243	34,427	21,075
Interest expense - Corporate	49,666	36,379	28,592
Loss on early extinguishment of debt	22,051	—	—
Other expense (income), net	(112)	(1,035)	(468)
Loss before income taxes	$(27,362)	$(917)	$(7,049)
Identifiable assets:
Pet food and specialty packaging	$139,161	$139,488	$136,207
Consumer food and specialty packaging	252,157	236,714	124,862
Performance packaging	104,958	110,887	112,843
Coated products	45,538	44,078	41,302
Corporate	82,089	78,641	66,250
Total	$623,903	$609,808	$481,464
Depreciation and amortization:
Pet food and specialty packaging	$6,612	$7,826	$6,757
Consumer food and specialty packaging	17,633	12,791	7,905
Performance packaging	7,464	6,797	6,089
Coated products	2,522	2,250	2,224
Corporate	5,219	4,072	2,480
Total	$39,450	$33,736	$25,455
Capital expenditures:
Pet food and specialty packaging	$10,328	$2,980	$10,413
Consumer food and specialty packaging	24,386	17,226	9,474

Performance packaging	3,101	1,835	5,046
Coated products	1,609	1,274	934
Corporate	3,407	1,681	554
Total	$42,831	$24,996	$26,421
The following geographic information represents the Company’s net sales based on product shipment location for the years ended December 31, 2011, 2010 and 2009 and total long-lived assets based on physical location at December 31, 2011 and 2010:
Net Sales to Unaffiliated Customers

	Year ended	Year ended	Year ended
(in thousands)	December 31, 2011	December 31, 2010	December 31, 2009
United States	$769,905	$678,674	$571,143
United Kingdom	40,947	36,471	32,934
Canada	66,633	69,941	69,656
China	2,547	—	—
	$880,032	$785,086	$673,733
Total Property, Plant and Equipment

(in thousands)	2011	2010
United States	$198,075	$191,646
Canada	19,027	16,775
United Kingdom	5,858	5,872
China	75	—
	$223,035	$214,293
No customer accounted for more than 10% of the Company’s net sales during the years ended December 31, 2011 and 2010.  One customer accounted for 11.5% of the Company’s net sales during the year ended December 31, 2009.  One customer, primarily within the Company’s pet food and specialty segment, accounted for 11.3% and 10.9% of total accounts receivable as of December 31, 2011 and 2010, respectively.

12.	Insurance Proceeds
In September 2009, one of the Company’s facilities in the consumer food and specialty packaging segment experienced a fire that damaged a press.  During the year ended December 31, 2010, the Company received insurance proceeds related to this claim of approximately $1.0 million.  The $1.0 million in insurance proceeds is included in “Other income, net” on the accompanying consolidated statement of operations for the year ended December 31, 2010.

13.Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense (Benefit)		Other		Deductions (Recoveries)		Balance at End of Period

2011
Allowance for Uncollectible Accounts	$1,550	$(30)		$—		$188	(1)	$1,708
Valuation Allowance for
Deferred Tax Assets	$5,715	$2,474	(2)	$6,241	(3)	$—		$14,430
2010
Allowance for Uncollectible Accounts	$1,592	$132		$—		$(174)	(1)	$1,550
Valuation Allowance for
Deferred Tax Assets	$4,813	$670	(2)	$232	(3)	$ -		$5,715
2009
Allowance for Uncollectible Accounts	$2,088	$(1,089)		$—		$593	(1)	$1,592
Valuation Allowance for
Deferred Tax Assets	$2,374	$1,912	(2)	$527	(3)	$ -		$4,813
(1)     Represents amounts written off (recovered) during the period.
(2)     During 2011, 2010 and 2009, the Company recorded a non-cash charge to establish a valuation allowance against net operating losses specifically related to the Company’s Canadian operations. See Note 2 for further discussion.
(3)     Represents impact of foreign exchange rates during the period, and in 2011 $6.3 million was charged to other comprehensive income.

14.	Consolidating Financial Information
The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. The Senior Notes include a provision which allows for a guarantor subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. These conditions include the sale or other disposition of all or substantially all of the guarantor subsidiary's assets, the sale or other disposition of all the Capital Stock of the guarantor subsidiary, change in the designation of any restricted subsidiary as an unrestricted subsidiary by the Company, or upon legal defeasance or satisfaction and discharge of the Senior Notes. Following are consolidating financial statements of the Company, including the guarantors, provided pursuant to Rule 3-10 of Regulation S-X in lieu of separate financial statements of each subsidiary guaranteeing the Senior Notes.
The following consolidating financial statements present the balance sheets as of December 31, 2011 and 2010, the statements of operations for the years ended December 31, 2011, 2010 and 2009, and the statements of cash flows for the years ended December 31, 2011,  2010 and 2009, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$111	$2,206	$—	$2,317
Trade accounts receivable (net of allowance for
uncollectible accounts of $1,708)	—	76,009	12,828	—	88,837
Other receivables	—	3,438	645	—	4,083
Inventories	—	96,602	17,337	—	113,939
Deferred income taxes	—	2,665	80	—	2,745
Prepaid expenses and other current assets	—	3,306	1,061	—	4,367
Total current assets	—	182,131	34,157	—	216,288
Property, plant, and equipment, net	—	198,075	24,960	—	223,035
Deferred financing costs, net	6,286	10,858	—	—	17,144
Intangible assets, net	—	88,632	547	—	89,179
Goodwill	—	68,943	698	—	69,641
Investment in subsidiaries	(24,943)	13,493	—	11,450	—
Intercompany receivables	35,640	27,607	(2,033)	(61,214)	—
Other assets	—	8,521	95	—	8,616
Total assets	16,983	598,260	58,424	(49,764)	623,903
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	—	6,528	1,673	—	8,201
Accounts payable	—	71,629	12,932	—	84,561
Accrued liabilities	1,959	30,999	2,544	—	35,502
Income taxes payable	—	(29)	747	—	718
Total current liabilities	1,959	109,127	17,896	—	128,982
Long-term liabilities
Long-term debt, less current portion	235,000	344,750	—	—	579,750
Capital lease obligations, less current portion	—	10,775	—	—	10,775
Deferred income taxes	(64,976)	85,514	1,083	—	21,621
Intercompany payables	(8,674)	44,450	25,438	(61,214)	—
Other liabilities	—	28,587	514	—	29,101
Total long-term liabilities	161,350	514,076	27,035	(61,214)	641,247
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,038)	(76,038)	30,180	45,858	(76,038)

Accumulated other comprehensive loss, net	(25,198)	(25,198)	(2,293)	27,491	(25,198)
Accumulated deficit	(45,090)	76,293	(14,394)	(61,899)	(45,090)
Total stockholder's (deficit) equity	(146,326)	(24,943)	13,493	11,450	(146,326)
Total liabilities and stockholder's equity (deficit)	16,983	598,260	58,424	(49,764)	623,903

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$48	$2,460	$—	$2,508
Trade accounts receivable (net of allowance for uncollectible accounts of $1,550)		80,979	13,972	—	94,951
Other receivables	—	2,914	549	—	3,463
Inventories	—	91,727	12,001	—	103,728
Deferred income taxes	—	3,643	60	—	3,703
Prepaid expenses and other current assets	—	2,196	1,044	—	3,240
Total current assets	—	181,507	30,086	—	211,593
Property, plant, and equipment, net	—	191,646	22,647	—	214,293
Deferred financing costs, net	13,760	1,238	—	—	14,998
Intangible assets, net	—	92,383	601	—	92,984
Goodwill	—	68,943	699	—	69,642
Investment in subsidiaries	127,036	5,392	—	(132,428)	—
Intercompany receivables	35,640	24,817	(363)	(60,094)	—
Other assets	—	5,962	336	—	6,298
Total assets	$176,436	$571,888	$54,006	$(192,522)	$609,808
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$51,624	$7,191	$—	$58,815
Accounts payable	—	71,828	11,779	—	83,607
Accrued liabilities	15,000	29,363	2,505	—	46,868
Income taxes payable	—	16	956	—	972
Total current liabilities	15,000	152,831	22,431	—	190,262
Long-term liabilities
Long-term debt, less current portion	320,000	—	—	—	320,000
Capital lease obligations, less current portion	—	10,501	—	—	10,501
Deferred income taxes	(47,965)	79,616	1,227	—	32,878
Intercompany payables	(150,594)	186,368	24,320	(60,094)	—
Other liabilities	—	15,536	636	—	16,172
Total long-term liabilities	121,441	292,021	26,183	(60,094)	379,551
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
Additional paid-in capital	73,521	73,521	23,897	(97,418)	73,521
Accumulated other comprehensive loss, net	(7,095)	(7,095)	(1,988)	9,083	(7,095)
Accumulated deficit	(26,431)	60,610	(16,517)	(44,093)	(26,431)
Total stockholder's equity	$39,995	$127,036	$5,392	$(132,428)	$39,995
Total liabilities and stockholder's equity	$176,436	$571,888	$54,006	$(192,522)	$609,808

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$776,066	$124,123	$(20,157)	$880,032
Cost of sales	—	672,933	108,965	(20,157)	761,741
Gross margin	—	103,133	15,158	—	118,291
Selling, general and administrative expenses	440	67,496	6,112	—	74,048
Operating income (loss)	(440)	35,637	9,046	—	44,243
Other expenses (income)
Interest expense	28,862	18,949	1,855	—	49,666
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(3,820)	708	3,000	(112)
Net other expense	50,913	15,129	2,563	3,000	71,605
(Loss) income before income taxes	(51,353)	20,508	6,483	(3,000)	(27,362)
(Benefit from) provision for income taxes	(17,011)	6,948	1,360	—	(8,703)
Net (loss) income before equity in earnings of affiliates	(34,342)	13,560	5,123	(3,000)	(18,659)
Equity in earnings (loss) of affiliates	15,683	2,123	—	(17,806)	—
Net (loss) income	$(18,659)	$15,683	$5,123	$(20,806)	$(18,659)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$679,451	$119,934	$(14,299)	$785,086
Cost of sales	—	590,141	108,663	(14,636)	684,168
Gross margin	—	89,310	11,271	337	100,918
Selling, general and administrative expenses	291	57,937	8,263	—	66,491
Operating income (loss)	(291)	31,373	3,008	337	34,427
Other expenses (income)
Interest expense	30,245	4,461	1,673	—	36,379
Other (income) expense, net	—	(2,114)	485	594	(1,035)
Net other expense	30,245	2,347	2,158	594	35,344
(Loss) income before income taxes	(30,536)	29,026	850	(257)	(917)
(Benefit from) provision for income taxes	(9,778)	10,351	1,284	—	1,857
Net (loss) income before equity in earnings of affiliates	(20,758)	18,675	(434)	(257)	(2,774)
Equity in earnings (loss) of affiliates	17,984	(1,027)	—	(16,957)	—
Net (loss) income	$(2,774)	$17,648	$(434)	$(17,214)	$(2,774)

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$571,440	$121,315	$(19,022)	$673,733
Cost of sales	—	502,108	113,659	(19,003)	596,764
Gross margin	—	69,332	7,656	(19)	76,969
Selling, general and administrative expenses	419	47,405	8,070	—	55,894
Operating income (loss)	(419)	21,927	(414)	(19)	21,075
Other expenses (income)
Interest expense	23,324	3,569	1,699	—	28,592
Other (income) expense, net	—	(277)	(191)	—	(468)
Net other expense	23,324	3,292	1,508	—	28,124
(Loss) income before income taxes	(23,743)	18,635	(1,922)	(19)	(7,049)
(Benefit from) provision for income taxes	(7,646)	5,418	1,114	—	(1,114)
Net (loss) income before equity in earnings of affiliates	(16,097)	13,217	(3,036)	(19)	(5,935)
Equity in earnings (loss) of affiliates	10,162	(3,036)	—	(7,126)	—
Net (loss) income	$(5,935)	$10,181	$(3,036)	$(7,145)	$(5,935)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(18,659)	$15,683	$5,123	$(20,806)	$(18,659)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,448	33,290	3,712	—	39,450
Equity in (earnings) loss of affiliates	(15,683)	(2,123)	—	17,806	—
Deferred income tax (benefit) provision	(17,011)	6,876	(163)	—	(10,298)
Stock compensation expense	441	441	—	(441)	441
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sale and disposition of property, plant and equipment	—	1,058	(70)	—	988
Changes in operating assets and liabilities
Receivables	—	4,970	989	—	5,959
Inventories	—	(4,875)	(5,502)	—	(10,377)
Prepaid expenses and other assets	—	(1,968)	(140)	—	(2,108)
Accounts payable and accrued and other liabilities	(13,041)	(2,935)	1,030	—	(14,946)
Income tax receivable/payable	—	(45)	(208)	—	(253)
Net cash (used in) provided by operating activities	(49,622)	50,372	4,771	(3,441)	2,080
Cash flows from investing activities
Repayments from joint venture	—	116	—	—	116
Purchases of property, plant and equipment, including capitalized software	—	(37,024)	(5,807)	—	(42,831)
Proceeds from sales of property, plant and equipment	—	1,366	80	—	1,446
Investments in subsidiaries	(441)	—	—	441	—
Net cash (used in) provided by investing activities	(441)	(35,542)	(5,727)	441	(41,269)
Cash flows from financing activities
Repayment of subordinated term loan	—	(33)	—	—	(33)
Issuance of new term loan	—	350,000	—	—	350,000
Repayments of new term loan	—	(1,750)	—	—	(1,750)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Repayments of capital lease obligations	—	(1,921)	—	—	(1,921)
Deferred loan costs paid	(6,857)	(11,002)	—	—	(17,859)
Dividend to parent	—	(150,000)	(3,000)	3,000	(150,000)
Borrowings under revolving credit facility	—	905,287	76,470	—	981,757
Repayments of revolving credit facility	—	(953,962)	(82,122)	—	(1,036,084)
Intercompany borrowings (repayments)	141,920	(144,564)	2,644	—	—
Capital contribution from guarantors	—	(6,283)	6,283	—	—
Net cash provided by (used in) financing activities	50,063	(14,228)	275	3,000	39,110

Effect of exchange rate changes on cash	—	(539)	427	—	(112)
Increase (decrease) in cash	—	63	(254)	—	(191)
Cash
Beginning of year	—	48	2,460	—	2,508
End of year	$—	$111	$2,206	$—	$2,317

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,774)	$17,648	$(434)	$(17,214)	$(2,774)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,664	27,785	3,287	—	33,736
Equity in (earnings) loss of affiliates	(17,984)	1,027	—	16,957	—
Deferred income tax (benefit) provision	(9,779)	10,401	(116)	—	506
Stock compensation expense	291	291	—	(291)	291
Loss on sales and disposition of property, plant and equipment	—	737	(69)	—	668
Changes in operating assets and liabilities:
Receivables	—	(5,486)	101	—	(5,385)
Inventories	—	(13,419)	3,211	(337)	(10,545)
Prepaid expenses and other assets	—	(5,246)	2,639	—	(2,607)
Accounts payable and accrued and other liabilities	4,688	12,581	(1,462)	—	15,807
Income tax receivable/payable	—	(108)	6	—	(102)
Net cash provided by (used in) operating activities	(22,894)	46,211	7,163	(885)	29,595
Cash flows from investing activities
Investment in joint venture	—	(425)	—	—	(425)
Purchases of property, plant and equipment, including capitalized software	—	(22,852)	(2,144)	—	(24,996)
Proceeds from sales of property, plant and equipment	—	7,004	245	—	7,249
Acquisition of business, net of cash acquired	—	(82,124)	—	—	(82,124)
Investments in subsidiaries	(291)	—	—	291	—
Net cash (used in) provided by investing activities	(291)	(98,397)	(1,899)	291	(100,296)
Cash flows from financing activities
Repayment of subordinated term loans	—	(49)	—	—	(49)
Borrowings on term loan	100,000	—	—	—	100,000
Repayments on term loan	(100,000)	—	—	—	(100,000)
Issuance of additional notes	100,000	—	—	—	100,000
Repayment of capital lease obligations	—	(2,488)	—	—	(2,488)
Deferred financing costs paid on senior notes and senior credit facility	(11,626)	(1,255)	—	—	(12,881)
Borrowings under revolving credit facility	—	872,003	72,611	—	944,614
Repayments of revolving credit facility	—	(882,499)	(73,993)	—	(956,492)
Intercompany borrowings (repayments)	(65,189)	65,236	(47)	—	—
Dividends paid	—	—	(594)	594	—
Net cash provided by (used in) financing activities	23,185	50,948	(2,023)	594	72,704
Effect of exchange rate changes on cash	—	1,126	(1,254)	—	(128)
Increase (decrease) in cash	—	(112)	1,987	—	1,875
Cash
Beginning of year	—	160	473	—	633
End of year	$—	$48	$2,460	$—	$2,508

 CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2009

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(5,935)	$10,181	$(3,036)	$(7,145)	$(5,935)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	1,175	21,035	3,245	—	25,455
Equity in (earnings) loss of affiliates	(10,162)	3,036	—	7,126	—
Deferred income tax (benefit) provision	(7,645)	5,283	(85)	—	(2,447)
Stock compensation expense	419	419	—	(419)	419
Loss on sales and disposition of property, plant and equipment	—	1,049	264	—	1,313
Changes in operating assets and liabilities:
Receivables	—	2,417	4,294	—	6,711
Inventories	—	11,508	1,873	19	13,400
Prepaid expenses and other assets	—	(1,448)	(1,199)	—	(2,647)
Accounts payable and accrued and other liabilities	(1)	(8,658)	(1,873)	—	(10,532)
Income tax receivable/payable	—	30	211	—	241
Net cash provided by (used in) operating activities	(22,149)	44,852	3,694	(419)	25,978
Cash flows from investing activities
Investment in joint venture	—	(400)	—	—	(400)
Purchases of property, plant and equipment, including capitalized software	—	(22,773)	(3,648)	—	(26,421)
Proceeds from sales of property, plant and equipment	—	6,973	108	—	7,081
Investments in subsidiaries	(419)	—	—	419	—
Net cash (used in) provided by investing activities	(419)	(16,200)	(3,540)	419	(19,740)
Cash flows from financing activities
Repayment of subordinated term loans	—	(48)	—	—	(48)
Borrowings under revolving credit facility	—	684,725	39,382	—	724,107
Repayments of revolving credit facility	—	(692,324)	(38,656)	—	(730,980)
Intercompany borrowings (repayments)	22,568	(24,486)	1,918	—	—
Net cash provided by (used in) financing activities	22,568	(32,133)	2,644	—	(6,921)
Effect of exchange rate changes on cash	—	3,000	(3,396)	—	(396)
Increase (decrease) in cash	—	(481)	(598)	—	(1,079)
Cash
Beginning of year	—	641	1,071	—	1,712
End of year	$—	$160	$473	$—	$633

Exhibit Index
Number	Description
2.1
Purchase Agreement, among Intelicoat Technologies Image Products Holdco LLC, Image Products Group LLC, Exopack Advanced Coatings, LLC, Exopack Holdings UK, Ltd., and Exopack Holding Corp., dated August 6, 2007 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on August 10, 2007).

2.2*#
Asset Purchase Agreement dated as of June 11, 2010, by and between Exopack Holding Corp. and Bemis Company, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K/A filed on September 17, 2010).

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

3.39	Certificate of Formation of Exopack Advanced Coatings, LLC, dated August 2, 2007 (incorporated by reference to Exhibit 3.39 to our Registration Statement on Form S-4 (File No. 333-169574)).

3.40	Limited Liability Company Agreement of Exopack Advanced Coatings, LLC, dated August 6, 2007 (incorporated by reference to Exhibit 3.40 to our Registration Statement on Form S-4 (File No. 333-169574)).

3.41
Certificate of Formation of Intelicoat Technologies Image Products Matthews LLC, dated May 10, 2002 (incorporated by reference to Exhibit 3.41 to our Registration Statement on Form S-4 (File No. 333-169574)).

3.42
Limited Liability Company Agreement of Intelicoat Technologies Image Products Matthews LLC, dated June 19, 2002 (incorporated by reference to Exhibit 3.42 to our Registration Statement on Form S-4 (File No. 333-169574)).

4.1
Exchange and Registration Rights Agreement, dated as of September 24, 2010, by and among our Company, our Subsidiary Guarantors and Goldman, Sachs & Co. (incorporated by reference to Exhibit 4.6 to our Registration Statement on Form S-4 (File No. 333-169574)).

4.2
Second Supplemental Indenture, dated as of May 24, 2011, among Exopack Holding Corp., the guarantors party thereto, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on May 31, 2011).

4.3
Indenture, dated as of May 31, 2011, by and among Exopack Holding Corp., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on June 6, 2011).

4.4
Exchange and Registration Rights Agreement, dated as of May 31, 2011, by and among Exopack Holding Corp., the guarantors party thereto, Goldman, Sachs & Co., and Merrill Lynch, Pierce Fenner & Smith Incorporated, as representatives (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on June 6, 2011).

10.1	2005 Stock Option Plan of CPG Finance, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.2
Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.4
Stock Option Grant Agreement between CPG Finance, Inc. and Bob Arvanites, dated December 12, 2005 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.5	Offer Letter between Jack Knott and Exopack Holding Corp. dated January 10, 2006 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.6
Stock Option Grant Agreement between CPG Finance, Inc. and Tom Vale, dated March 12, 2008 (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.7
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Tom Vale, dated November 11, 2008 (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.8	Management Incentive Program of Exopack Holding Corporation (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K filed on March 25, 2010).

10.9
Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Scott Ross, dated March 29, 2010 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.10
Stock Option Grant Agreement between CPG Finance, Inc. and Scott Ross, dated December 12, 2005(incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.11
Stock Option Grant Agreement between CPG Finance, Inc. and Gene Welsh, dated September 28, 2010(incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.12
Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Eric Lynch, dated April 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.13#
Credit and Guaranty Agreement dated as of July 13, 2010 among Exopack Holding Corp., Exopack Key Holdings, LLC, certain subsidiaries of Exopack Holding Corp., as guarantors, and Goldman Sachs Lending Partners LLC, as Sole Lead Arranger, Sole Lead Bookrunner, Administrative Agent, Syndication Agent and Documentation Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010).

10.14
Second Amended and Restated Credit Agreement, dated as of January 31, 2006, as amended and restated as of October 31, 2007, and as further amended and restated as of July 2, 2010, by and among Exopack, LLC, Cello-Foil Products, Inc. Exopack Performance Films, Inc. and Exopack-Newmarket, Ltd., as Borrowers, the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on July 8, 2010).

10.15
First Amendment to Second Amended and Restated Credit Agreement, dated as of July 8, 2010, by and among Exopack Holding Corp., Exopack, LLC, Cello-Foil Products, Inc., Exopack-Newmarket, Ltd., and Exopack Performance Films, Inc., as Borrowers, the other persons signatory thereto as Credit Parties, the Lenders signatory thereto, General Electric Capital Corporation and GE Canada Finance Holding Company (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.16
Credit Agreement, dated as of May 31, 2011, by and among Exopack, LLC and Cello-Foil Products, Inc. as Borrowers, Exopack Key Holdings, LLC, Exopack Holding Corp. and certain subsidiaries of Exopack Key Holdings, LLC, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Lending Partners, LLC, as Joint Lead Arrangers (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 2011).

10.17
Third Amended and Restated Credit Agreement, dated as of January 31, 2006, as Amended and Restated as of October 31, 2007, as further Amended and Restated as of July 2, 2010, and as further Amended and Restated as of May 31, 2011, by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack-Newmarket, Ltd. as Borrowers, and the other persons party thereto that are designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender, and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender, and the other financial institutions party thereto, as Lenders (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on June 6, 2011).

10.18	Form of Bonus Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 6, 2011).

10.19	Amendment of Bonus Agreement, dated August 10, 2011, between CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2011).

10.20
Amendment of Option Grant Agreement, dated August 10, 2011, between CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2011).

10.21
Amendment of Offer Agreement, dated August 10, 2011, among Exopack Holding Corp., CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2011 (File No. 333-136559)).

10.22**	Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012.

10.23**	Stock Option Grant Agreement between CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012.

10.24**	Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012.

10.25**	Stock Option Grant Agreement between CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012.

12.1**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of Exopack Holding Corp.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**†	XBRL Instance Document

101.SCH**†	XBRL Taxonomy Extension Schema Document

101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules and certain exhibits to Exhibit 2.2 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exopack Holding Corp. will furnish copies of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

**	Filed herewith.
#	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.
†
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.