Form 10-Q
period 2012-03-31
EXOPACK HOLDING CORP
filed 2012-05-11
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 11, 2012, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	March 31, 2012	December 31, 2011
Assets
Current assets
Cash	$2,456	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,939 and $1,708 for 2012 and 2011, respectively)	96,067	88,837
Other receivables	2,645	4,083
Inventories	107,891	113,939
Deferred income taxes	3,049	2,745
Prepaid expenses and other current assets	4,911	4,367
Total current assets	217,019	216,288
Property, plant, and equipment, net	228,186	223,035
Deferred financing costs, net	16,464	17,144
Intangible assets, net	88,250	89,179
Goodwill	69,666	69,641
Other assets	9,055	8,616
Total assets	$628,640	$623,903
Liabilities and Stockholder’s Deficit
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$13,972	$8,201
Accounts payable	80,513	84,561
Accrued liabilities	36,900	35,502
Income taxes payable	853	718
Total current liabilities	132,238	128,982
Long-term liabilities
Long-term debt, less current portion	578,875	579,750
Capital lease obligations, less current portion	15,385	10,775
Deferred income taxes	22,034	21,621
Other liabilities	28,868	29,101
Total long-term liabilities	645,162	641,247
Commitments and contingencies
Stockholder’s deficit
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Distributions in excess of paid-in capital	(75,875)	(76,038)
Accumulated other comprehensive loss, net	(24,111)	(25,198)
Accumulated deficit	(48,774)	(45,090)
Total stockholder’s deficit	(148,760)	(146,326)
Total liabilities and stockholder’s deficit	$628,640	$623,903
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net sales	$218,064	$224,481
Cost of sales	190,072	194,456
Gross margin	27,992	30,025
Selling, general and administrative expenses	18,184	17,172
Operating income	9,808	12,853
Other expenses
Interest expense	13,028	11,334
Other (income) expense, net	(131)	85
Net other expenses	12,897	11,419
(Loss) income before income taxes	(3,089)	1,434
Provision for income taxes	595	585
Net (loss) income	$(3,684)	$849

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net (loss) income	(3,684)	849
Other comprehensive income:
Foreign currency translation adjustment	1,087	942
Comprehensive (loss) income	(2,597)	1,791

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
(in thousands of dollars, except share data)

	Common Stock		Distributions in excess of Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2011	1	$—	$(76,038)	$(25,198)	$(45,090)	$(146,326)
Stock compensation expense	—	—	163	—	—	163
Net loss	—	—	—	—	(3,684)	(3,684)
Foreign currency translation adjustment	—	—	—	1,087	—	1,087
Balances at March 31, 2012	1	$—	$(75,875)	$(24,111)	$(48,774)	$(148,760)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities
Net (loss) income	$(3,684)	$849
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,358	11,185
Deferred income tax provision	72	196
Stock compensation expense	163	93
Loss on sale and disposition of property, plant and equipment	—	68
Changes in operating assets and liabilities:
Receivables	(6,821)	(3,766)
Inventories	6,444	(6,765)
Prepaid expenses and other assets	995	184
Accounts payable and accrued and other liabilities	(2,318)	(11,439)
Income tax receivable/payable	107	(21)
Net cash provided by (used in) operating activities	4,316	(9,416)
Cash flows from investing activities
Repayments from joint venture	63	22
Purchases of property, plant and equipment, including capitalized software	(7,712)	(10,415)
Proceeds from sales of property, plant and equipment	—	185
Net cash used in investing activities	(7,649)	(10,208)
Cash flows from financing activities
Repayment of subordinated term loan	—	(12)
Repayments of term loan	(875)	—
Repayment of capital lease obligations	(544)	(498)
Deferred loan costs paid	(96)	—
Borrowings under revolving credit facility	220,648	339,172
Repayments of revolving credit facility	(215,748)	(320,247)
Net cash provided by financing activities	3,385	18,415
Effect of exchange rate changes on cash	87	11
Increase (decrease) in cash	139	(1,198)
Cash
Beginning of period	2,317	2,508
End of period	$2,456	$1,310

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

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
On July 13, 2010, the Company acquired certain assets and assumed certain liabilities of a flexible packaging business previously operated by Bemis Company, Inc. This acquisition provided the Company the unique opportunity to gain a position in the meat and cheese packaging sector. The Company subsequently renamed this acquired business Exopack Meat, Cheese and Specialty ("EMCS").
The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom, and Canada and operates one distribution warehouse in China. The Company operates four manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities. The Company operates five facilities in the performance packaging segment, of which the Company leases two and owns the remaining three facilities. The Company operates two manufacturing facilities and one distribution warehouse in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one warehouse in Guangzhou, China. Subsequent to March 31, 2012, the Company announced a plan to close its manufacturing facility located in Seymour, Indiana. The Company intends to consolidate its consumer multiwall packaging operations into other facilities located in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa. The final transition of equipment and business from the Seymour facility to the other facilities is scheduled for completion during the third quarter of 2012.
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s financial position, results of operations and comprehensive income, stockholder's deficit and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period, for the fiscal year or for any future period.
The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
Certain prior year amounts have been reclassified in order to conform to the 2012 presentation.

Variable Interest Entity
During 2009, the Company entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $611,000 at March 31, 2012. The Company recognized approximately $6,000 as its share of loss from the joint venture's operations and received loan payments of approximately $63,000 during the three months ended March 31, 2012. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.
Financial Assets and Financial Liabilities Measured at Fair Value
The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received upon the sale of the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. At March 31, 2012 the carrying value of these financial instruments, excluding the Senior Notes portion of the long-term debt, approximates fair value because of the short-term maturities of these instruments.
Fair value disclosures are classified based on the fair value hierarchy. Level 1 fair value measurements represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date. Level 2 fair value measurements are determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Level 3 fair value measurements are determined using unobservable inputs, such as internally developed pricing models for the asset or liability due to little or no market activity for the asset or liability.
The fair value measurements of the Company’s Senior Notes primarily represent exchange-traded securities which are valued at quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the reporting date.
The carrying values and estimated fair value of the Senior Notes at March 31, 2012 are:

	March 31, 2012
(in thousands of dollars)	Carrying Value	Fair Value (Level 1)
Senior Notes	235,000	246,000

The Company does not have any financial instruments measured under the Level 3 hierarchy.

2.	Recent Accounting Pronouncements
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Testing Goodwill for Impairment, allowing an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules became effective for the Company for all periods after December 15, 2011. The Company concluded that there were no triggering events that would cause the Company to perform impairment testing for the three months ended March 31, 2012.

3.	Inventories
The Company’s inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories are summarized as follows:

(in thousands of dollars)	March 31, 2012	December 31, 2011
Inventories
Raw materials and supplies	$37,597	$40,580
Work in progress	15,060	15,191
Finished goods	55,234	58,168
Total inventories	$107,891	$113,939

4.	Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the fourth quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. There were no triggering events that would cause the Company to perform impairment testing during the three months ended March 31, 2012. The Company had total goodwill of approximately $69.7 million and $69.6 million at March 31, 2012 and December 31, 2011, respectively. A summary of the changes in goodwill for the three months ended March 31, 2012 is as follows:

(in thousands of dollars)	Pet Food and Specialty Packaging Segment	Consumer Food and Specialty Packaging Segment	Performance Packaging Segment	Coated Products Segment	Total
Goodwill at December 31, 2011	$26,175	$19,218	$21,606	$2,642	$69,641
Foreign currency translation				25	25
Goodwill at March 31, 2012	$26,175	$19,218	$21,606	$2,667	$69,666
Impairment or other expenses associated with changes in goodwill, with the exception of approximately $3.3 million and $1.9 million of goodwill assigned to the Company’s consumer food and specialty packaging and coated products segments, respectively, are not deductible for tax purposes.
The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2012	December 31, 2011
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,294	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and tradenames (amortized over 20 years)	2,626	2,618
	53,083	53,057
Accumulated amortization	(15,833)	(14,878)
Net definite-lived intangible assets	37,250	38,179
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$88,250	$89,179

The increase in gross intangible assets during the three months ended March 31, 2012 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended March 31, 2012 and 2011 was approximately $947,000 and $964,000, respectively. Estimated future annual amortization for definite-lived customer lists, patents and trademarks and trade names is approximately $2.9 million for the remainder of 2012, approximately $3.8 million for each of the years 2013 through 2014, approximately $3.5 million for 2015 and approximately $2.6 million for 2016.

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

The balances due under long-term debt agreements at March 31, 2012 and December 31, 2011 were as follows:

(in thousands of dollars)	March 31, 2012	December 31, 2011
Senior Notes	$235,000	$235,000
Term Loan Facility	347,375	348,250
Senior Credit Facility	7,701	2,712
Capital Leases	18,156	12,764
Total debt	608,232	598,726
Less: Current portion	13,972	8,201
Total long-term debt	$594,260	$590,525

The Recapitalization Transactions and the Company's current financing arrangements are further described below.
Issuance of Senior Notes
On May 31, 2011, the Company issued $235.0 million aggregate principal amount of 10% senior notes due 2018 in a private placement pursuant to Rule 144A and Regulation S. Pursuant to an exchange offer in January 2012, the Company exchanged all of the 10% senior notes for 10% senior notes registered under the Securities Act of 1933 (the "Senior Notes").
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

In connection with the issuance of the Senior Notes, the Company incurred approximately $6.9 million in deferred financing costs that are being amortized over the term of the Senior Notes.
Term Loan Facility
On May 31, 2011, the Company, its parent company and certain of the Company’s subsidiaries entered into a new $350.0 million senior secured term loan B facility (the “Term Loan Facility”). In addition to providing for term loans of up to $350.0 million, the Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. In general, in the absence of an event of default, the Term Loan Facility matures on May 31, 2017.
Beginning on September 30, 2011, the Company began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at March 31, 2012.
The Term Loan Facility is collateralized by (i) a first priority lien on substantially all of the Company’s assets, other than the first priority lien collateral securing indebtedness under the Senior Credit Facility described below and assets of the Company’s foreign subsidiaries, and (ii) a second priority lien on the first priority lien collateral securing indebtedness under the Senior Credit Facility. In addition, obligations under the Term Loan Facility are secured by a first priority lien on the Company’s equity interests in its domestic subsidiaries and a portion of the Company’s equity interests in its foreign subsidiaries. All obligations under the Term Loan Facility are fully and unconditionally guaranteed by, subject to certain exceptions, each of the Company’s existing and future domestic subsidiaries.
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company that are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. At March 31, 2012, the Company was in compliance with these restrictions.
In connection with entering into the Term Loan Facility, the Company incurred approximately $10.1 million in deferred financing costs that are being amortized over the term of the Term Loan Facility.
Senior Credit Facility
Since January 31, 2006, the Company has maintained a senior secured revolving credit facility. On August 6, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to the Company’s Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established against the U.S. facility for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, the Company amended this facility to provide for an increase in the maximum credit facility to $110.0 million, to provide for an increase in the Canadian dollar sub-facility to $25.0 million and to amend certain borrowing base limitations. On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million.
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at March 31, 2012 and December 31, 2011. At March 31, 2012, approximately $7.7 million was outstanding and approximately $63.1 million was available for additional borrowings under the Senior Credit Facility.

The Company may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions. At March 31, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2012 was approximately 4.3%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.
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
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At March 31, 2012, the Company was in compliance with these covenants.
In connection with the loan agreement amendments relating to the Senior Credit Facility, the Company incurred approximately $817,000 in deferred financing costs that are being amortized over the term of the Senior Credit Facility.
Loss on Early Extinguishment of Debt
In May 2011, the Company entered into the Term Loan Facility and issued the Senior Notes, and the Company used a portion of the proceeds from these transactions to repay the Former Senior Notes and all amounts outstanding under the Senior Credit Facility. In connection with the refinancing transaction, the Company wrote off deferred financing costs of approximately $11.9 million and paid approximately $10.2 million in early redemption and consent costs related to the Former Senior Notes.
Lease Transactions
On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility. The Company determined that this lease qualified as a capital lease ("Sale/Leaseback Lease") and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $5.2 million. The lease term is five years with a lease expiration date of July 2015. In connection with the sale/leaseback transaction, the Company paid approximately $1.7 million in security deposits, which are refundable at lease expiration and are included in other assets on the accompanying consolidated balance sheets.
In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate ("EMCS Real Estate Lease") and three leases related to extrusion equipment that the Company determined qualified as capital leases. The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million. The leases were scheduled to expire over various periods with the EMCS Real Estate Lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively. Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was canceled and the equipment was purchased by the Company for approximately $1.5 million. The new equipment lease ("EMCS Equipment Lease") expires in September 2014. In connection with the EMCS Equipment Lease, the Company paid approximately $1.4 million in security deposits, which are refundable at lease expiration and are included in other assets in the accompanying consolidated balance sheets.

On September 1, 2011, the Company entered into a lease agreement with a third party related to real estate for the facility located in Thomasville, North Carolina. The Company has determined this lease qualifies as a capital lease ("Thomasville Real Estate Lease") and, accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $2.3 million. The lease term is ten years and four months with a lease expiration date of December 31, 2021.
On March 29, 2012, the Company entered into a modification of a lease agreement with a third party related to equipment for the facility located in Tifton, Georgia. The Company has determined that, due to the modification, this lease now qualifies as a capital lease ("Tifton Equipment Lease") and, accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of approximately $5.9 million. The new lease term is seven years with a lease expiration date of March 1, 2019. In connection with the modification of the lease agreement, the Company expensed $132,000 in prepaid lease costs.
The components of the Company's capital leases at March 31, 2012 were as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short-Term	Long-Term	Total

(in thousands of dollars)

Sale/Leaseback Lease	5 years	$5,154	$(1,804)	$3,350	$926	$2,450	$3,376

EMCS Real Estate Lease	9 years	4,270	(249)	4,021	77	4,240	4,317

EMCS Equipment Lease	4 years	3,807	(1,665)	2,142	884	1,473	2,357

Thomasville Real Estate Lease	10.3 years	2,307	(130)	2,177	143	2,087	2,230

Tifton Equipment Lease	7 years	5,936	—	5,936	741	5,135	5,876

Total		$21,474	$(3,848)	$17,626	$2,771	$15,385	$18,156

6.	Stock Option Plan
In December 2005, CPG’s Board of Directors approved the establishment of the 2005 Stock Option Plan (the "2005 Stock Option Plan") in which officers and certain key employees of the Company are able to participate, and reserved 100,000 shares of CPG’s non-voting common shares for the 2005 Stock Option Plan. Under the 2005 Stock Option Plan, options have a term of no longer than ten years and vest ratably over a five-year period.
The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2012 and 2011. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG issued options to purchase 23,000 common shares during the three months ended March 31, 2012. No options were issued during the three months ended March 31, 2011. The Company recorded stock compensation expense of approximately $163,000 and $93,000 during the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $784,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 2.5 years.
The fair value of options granted during the three months ended March 31, 2012 was estimated using the Black-Scholes pricing model. The estimated fair value of $45 per share was based on a 10-year weighted-average expected life, a risk-free interest rate of 2.0% and volatility of 40%.

The following tables summarize information about stock options outstanding at March 31, 2012 (there were no stock options exercisable at March 31, 2012).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-average Remaining Contractual Life
$72	35,000	3.5 years
$130	1,500	4.2 years
$140	4,200	4.8 years
$184	200	5.1 years
$163	10,050	5.5 years
$140	5,000	5.9 years
$139	11,000	8.4 years
$198	250	8.4 years
$98	2,500	9.4 years
$85	23,000	9.9 years
	92,700	6.4 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2011	70,700	$107.12
Granted	23,000	$84.98
Forfeited	(1,000)	$72.00
Options outstanding at March 31, 2012	92,700	$102.01	—	6.4 years
There were 7,300 options available for grant under the 2005 Stock Option Plan at March 31, 2012.

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2012 and 2011:

Pension plans	Three Months Ended
(in thousands of dollars)	March 31, 2012	March 31, 2011
Service cost	$119	$109
Interest cost	846	797
Expected return on plan assets	(806)	(778)
Amortization of net actuarial losses (gains)	527	283
Net periodic benefit cost	$686	$411

Postretirement benefit plan	Three Months Ended
(in thousands of dollars)	March 31, 2012	March 31, 2011
Service cost	$6	$6
Interest cost	7	8
Amortization of net actuarial gains	(4)	(4)
Net periodic benefit cost	$9	$10

The Company contributed approximately $538,000 and $307,000, to the Retirement Plan during the three months ended March 31, 2012 and 2011, respectively. Contributions of approximately $4.3 million are expected to be made to the Retirement Plan during the remainder of 2012. At March 31, 2012, the fair value of the assets of the Pension Plans was estimated at $51.0 million, up from $47.2 million at December 31, 2011.

Retirement Plan for Employees of Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. The Company contributed approximately $74,000 and $81,000 to the defined contribution plan during the three months ended March 31, 2012 and 2011, respectively.
Exopack, LLC Savings Plan
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. Employee contributions to the plan are partially matched by the Company. Company matching contributions vest immediately. Expense totaled approximately $469,000 and $536,000 for the three months ended March 31, 2012 and 2011.
Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for covered individuals over specified periods beginning at age 62. As of March 31, 2012, the Company was obligated to make payments related to two outstanding deferred compensation agreements. The deferred compensation liability for these agreements was approximately $245,000 and $261,000 at March 31, 2012 and December 31, 2011, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three months ended March 31, 2012 and 2011 was insignificant.

Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $386,000 and $948,000 for the three months ended March 31, 2012 and 2011, respectively, for benefits under the management incentive compensation plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provided for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $281,000 during the three months ended March 31, 2012.

8.	Severance Expenses
During the three months ended March 31, 2012 and 2011, the Company terminated the employment of certain employees and eliminated their positions. In connection with these terminations, the Company recorded employee termination costs of approximately $8,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively. The amounts were included in “Selling, general and administrative expenses" in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, the Company paid approximately $587,000 through March 31, 2012, and approximately $279,000 remained accrued for employee termination benefits at March 31, 2012. The Company expects that the accrued amount will be paid in 2012.

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

10.	Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the three months ended March 31, 2012:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2011	$(1,161)	$(27,813)	$3,776	$(25,198)
Year-to date net change	1,087	—	—	1,087
Balances at March 31, 2012	$(74)	$(27,813)	$3,776	$(24,111)

11.	Related Party Transactions
Fees Related to Management and Consulting Services
In 2005, the Company entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company's Board of Directors. In exchange for these services, the Company will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the management services agreement). On May 31, 2011, the management services agreement was replaced with a new consulting agreement (the "consulting agreement"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual consulting fee equal to the greater of $3.0 million or 6% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.
The Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $1.5 million and $579,000 during the three months ended March 31, 2012 and 2011, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company incurred approximately $17,000 and $18,000 for certain additional consulting fees from Sun Capital Management during each of the three months ended March 31, 2012 and 2011, respectively.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. During the year ended December 31, 2011, the Company incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. These fees are included in "deferred financing costs" in the accompanying consolidated balance sheets. There were no transaction fees for the three months ended March 31, 2012 and 2011.
Dividends Paid
As part of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

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
The Company evaluates performance based on profit or loss from operations. For the three months ended March 31, 2012 and 2011, segment data included a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended
(in thousands of dollars)	March 31, 2012	March 31, 2011
Pet food and specialty packaging	$1,190	$1,495
Consumer food and specialty packaging	2,413	2,463
Performance packaging	1,222	1,443
Total allocations	$4,825	$5,401

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three months ended March 31, 2012 or 2011.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.
Corporate operating losses consist principally of certain unallocated corporate costs.
The table below presents information about the Company’s reportable segments for the three months ended March 31, 2012 and 2011.

	Three Months Ended
(in thousands of dollars)	March 31, 2012	March 31, 2011
Revenues from external customers:
Pet food and specialty packaging	$55,074	$61,486
Consumer food and specialty packaging	100,873	98,561
Performance packaging	40,393	44,492
Coated products	21,724	19,942
Total	$218,064	$224,481
Intersegment revenues:
Pet food and specialty packaging	$671	$629
Consumer food and specialty packaging	5,648	4,733
Performance packaging	175	349
Coated products	—	—
Total	$6,494	$5,711
Operating income:
Pet food and specialty packaging	$5,642	$8,302
Consumer food and specialty packaging	9,404	7,993
Performance packaging	1,247	1,947
Coated products	3,751	3,124
Corporate	(10,236)	(8,513)
Total	9,808	12,853
Interest expense - Corporate	13,028	11,334
Other income, net	(131)	85
Loss before income taxes	$(3,089)	$1,434

Significant Customers
No customer accounted for more than 10% of the Company’s net sales during the three months ended March 31, 2012 and 2011. No customer accounted for more than 10% of the Company's total accounts receivable at March 31, 2012. One customer, primarily within the Company’s pet food and specialty segment, accounted for 11.3% of the Company’s total accounts receivable at December 31, 2011.

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
The following consolidating financial statements present the balance sheets as of March 31, 2012 and December 31, 2011, the statements of operations for the three months ended March 31, 2012 and 2011, and the statements of cash flows for the three months ended March 31, 2012 and 2011, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$22	$2,434	$—	$2,456
Trade accounts receivable (net of allowance for uncollectible accounts of $1,939)	—	79,343	16,724	—	96,067
Other receivables	—	2,189	456	—	2,645
Inventories	—	93,776	14,115	—	107,891
Deferred income taxes	—	2,967	82	—	3,049
Prepaid expenses and other current assets	—	3,513	1,398	—	4,911
Total current assets	—	181,810	35,209	—	217,019
Property, plant, and equipment, net	—	203,248	24,938	—	228,186
Deferred financing costs, net	6,124	10,340	—	—	16,464
Intangible assets, net	—	87,698	552	—	88,250
Goodwill	—	68,943	723	—	69,666
Investment in subsidiaries	(21,732)	14,614	—	7,118	—
Intercompany receivables	35,639	26,454	164	(62,257)	—
Other assets	—	9,009	46	—	9,055
Total assets	$20,031	$602,116	$61,632	$(55,139)	$628,640
Liabilities and Stockholder’s Deficit
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$9,074	$4,898	$—	$13,972
Accounts payable	—	69,303	11,210	—	80,513
Accrued liabilities	7,833	27,118	1,949	—	36,900
Income taxes payable	—	(26)	879	—	853
Total current liabilities	7,833	105,469	18,936	—	132,238
Long-term liabilities
Long-term debt, less current portion	235,000	343,875	—	—	578,875
Capital lease obligations, less current portion	—	15,385	—	—	15,385
Deferred income taxes	(64,976)	85,900	1,110	—	22,034
Intercompany payables	(9,066)	44,842	26,481	(62,257)	—
Other liabilities	—	28,377	491	—	28,868
Total long-term liabilities	160,958	518,379	28,082	(62,257)	645,162
Commitments and contingencies
Stockholder’s deficit (equity)
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) additional paid-in capital	(75,875)	(75,875)	30,980	44,895	(75,875)
Accumulated other comprehensive (loss) income, net	(24,111)	(24,111)	(1,805)	25,916	(24,111)
(Accumulated deficit) retained earnings	(48,774)	78,254	(14,561)	(63,693)	(48,774)
Total stockholder’s (deficit) equity	(148,760)	(21,732)	14,614	7,118	(148,760)
Total liabilities and stockholder’s deficit	$20,031	$602,116	$61,632	$(55,139)	$628,640

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$111	$2,206	$—	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,708)	—	76,009	12,828	—	88,837
Other receivables	—	3,438	645	—	4,083
Inventories	—	96,602	17,337	—	113,939
Deferred income taxes	—	2,665	80	—	2,745
Prepaid expenses and other current assets	—	3,306	1,061	—	4,367
Total current assets	—	182,131	34,157	—	216,288
Property, plant, and equipment, net	—	198,075	24,960	—	223,035
Deferred financing costs, net	6,286	10,858	—	—	17,144
Intangible assets, net	—	88,632	547	—	89,179
Goodwill	—	68,943	698	—	69,641
Investment in subsidiaries	(24,943)	13,493	—	11,450	—
Intercompany receivables	35,640	27,607	(2,033)	(61,214)	—
Other assets	—	8,521	95	—	8,616
Total assets	$16,983	$598,260	$58,424	$(49,764)	$623,903
Liabilities and Stockholder’s Equity
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,528	$1,673	$—	$8,201
Accounts payable	—	71,629	12,932	—	84,561
Accrued liabilities	1,959	30,999	2,544	—	35,502
Income taxes payable	—	(29)	747	—	718
Total current liabilities	1,959	109,127	17,896	—	128,982
Long-term liabilities
Long-term debt, less current portion	235,000	344,750	—	—	579,750
Capital lease obligations, less current portion	—	10,775	—	—	10,775
Deferred income taxes	(64,976)	85,514	1,083	—	21,621
Intercompany payables	(8,674)	44,450	25,438	(61,214)	—
Other liabilities	—	28,587	514	—	29,101
Total long-term liabilities	161,350	514,076	27,035	(61,214)	641,247
Commitments and contingencies
Stockholder’s equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,038)	(76,038)	30,180	45,858	(76,038)
Accumulated other comprehensive (loss) income, net	(25,198)	(25,198)	(2,293)	27,491	(25,198)
Accumulated deficit	(45,090)	76,293	(14,394)	(61,899)	(45,090)
Total stockholder’s (deficit) equity	(146,326)	(24,943)	13,493	11,450	(146,326)
Total liabilities and stockholder’s equity (deficit)	$16,983	$598,260	$58,424	$(49,764)	$623,903

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,626	$33,866	$(9,428)	$218,064
Cost of sales	—	168,649	30,851	(9,428)	190,072
Gross margin	—	24,977	3,015	—	27,992
Selling, general and administrative expenses	163	16,761	1,260	—	18,184
Operating (loss) income	(163)	8,216	1,755	—	9,808
Other expenses (income)
Interest expense	5,482	7,038	508	—	13,028
Other (income) expense, net	—	(1,057)	126	800	(131)
Net other expense	5,482	5,981	634	800	12,897
(Loss) income before income taxes	(5,645)	2,235	1,121	(800)	(3,089)
(Benefit from) provision for income taxes	—	107	488	—	595
Net (loss) income before equity in earnings of affiliates	(5,645)	2,128	633	(800)	(3,684)
Equity in earnings (loss) of affiliates	1,961	(167)	—	(1,794)	—
Net (loss) income	$(3,684)	$1,961	$633	$(2,594)	$(3,684)
Comprehensive loss	$(2,597)	$1,961	$1,720	$(3,681)	$(2,597)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198,341	$30,604	$(4,464)	$224,481
Cost of sales	—	171,803	27,117	(4,464)	194,456
Gross margin	—	26,538	3,487	—	30,025
Selling, general and administrative expenses	92	15,676	1,404	—	17,172
Operating (loss) income	(92)	10,862	2,083	—	12,853
Other expenses (income)
Interest expense	9,459	1,394	481	—	11,334
Other (income) expense, net	—	(1,084)	169	1,000	85
Net other expense	9,459	310	650	1,000	11,419
(Loss) income before income taxes	(9,551)	10,552	1,433	(1,000)	1,434
(Benefit from) provision for income taxes	(3,342)	3,549	378	—	585
Net (loss) income before equity in earnings of affiliates	(6,209)	7,003	1,055	(1,000)	849
Equity in earnings (loss) of affiliates	7,058	55	—	(7,113)	—
Net income (loss)	$849	$7,058	$1,055	$(8,113)	$849
Comprehensive income	$1,791	$7,058	$1,997	$(9,055)	$1,791

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,684)	$1,961	$633	$(2,594)	$(3,684)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	258	8,143	957	—	9,358
Equity in (earnings) loss of affiliates	(1,961)	167	—	1,794	—
Deferred income tax (benefit) provision	—	84	(12)	—	72
Stock compensation expense	163	163	—	(163)	163
Changes in operating assets and liabilities:
Receivables	—	(3,334)	(3,487)	—	(6,821)
Inventories	—	2,826	3,618	—	6,444
Prepaid expenses and other assets	—	1,094	(99)	—	995
Accounts payable and accrued and other liabilities	5,874	(5,534)	(2,658)	—	(2,318)
Income tax receivable/payable	—	3	104	—	107
Net cash provided by (used in) operating activities	650	5,573	(944)	(963)	4,316
Cash flows from investing activities
Repayments from joint venture	—	63	—	—	63
Purchases of property, plant and equipment, including capitalized software	—	(7,413)	(299)	—	(7,712)
Investments in subsidiaries	(163)	—	—	163	—
Net cash (used in) provided by investing activities	(163)	(7,350)	(299)	163	(7,649)
Cash flows from financing activities
Repayments of term loan	—	(875)	—	—	(875)
Repayment of capital lease obligations	—	(544)	—	—	(544)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(800)	800	—
Borrowings under revolving credit facility	—	202,095	18,553	—	220,648
Repayments of revolving credit facility	—	(200,331)	(15,417)	—	(215,748)
Intercompany (repayments) borrowings	(391)	1,545	(1,154)		—
Capital contribution from guarantors	—	(801)	801	—	—
Net cash (used in) provided by financing activities	(487)	1,089	1,983	800	3,385
Effect of exchange rate changes on cash	—	599	(512)	—	87
(Decrease) increase in cash	—	(89)	228	—	139
Cash
Beginning of period	—	111	2,206	—	2,317
End of period	$—	$22	$2,434	$—	$2,456

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$849	$7,058	$1,055	$(8,113)	$849
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	1,126	9,199	860	—	11,185
Equity in (earnings) loss of affiliates	(7,058)	(55)	—	7,113	—
Deferred income tax (benefit) provision	(3,342)	3,550	(12)	—	196
Stock compensation expense	93	93	—	(93)	93
Loss (gain) on sales and disposal of property, plant and equipment	—	73	(5)	—	68
Changes in operating assets and liabilities:
Receivables	—	(3,302)	(464)	—	(3,766)
Inventories	—	(4,575)	(2,190)	—	(6,765)
Prepaid expenses and other assets	—	869	(663)	—	206
Accounts payable and accrued and other liabilities	(9,000)	(3,965)	1,526	—	(11,439)
Income tax receivable/payable	—	(78)	57	—	(21)
Net cash (used in) provided by operating activities	(17,332)	8,867	164	(1,093)	(9,394)
Cash flows from investing activities
Purchases of property, plant and equipment	—	(8,457)	(1,958)	—	(10,415)
Proceeds from sales of property, plant and equipment	—	180	5	—	185
Investments in subsidiaries	(93)	—	—	93	—
Net cash (used in) provided by investing activities	(93)	(8,277)	(1,953)	93	(10,230)
Cash flows from financing activities
Repayment of subordinated term loans	—	(12)	—	—	(12)
Repayment of capital lease obligations	—	(498)	—	—	(498)
Dividends paid	—	—	(1,000)	1,000	—
Borrowings under revolving credit facility	—	320,834	18,338	—	339,172
Repayments of revolving credit facility	—	(301,702)	(18,545)	—	(320,247)
Intercompany borrowings (repayments)	17,425	(19,226)	1,801		—
Capital contributions from guarantors	—	(365)	365	—	—
Net cash provided by (used in) financing activities	17,425	(969)	959	1,000	18,415
Effect of exchange rate changes on cash	—	685	(674)	—	11
Increase in cash	—	306	(1,504)	—	(1,198)
Cash
Beginning of period	—	48	2,460	—	2,508
End of period	$—	$354	$956	$—	$1,310

14.	Income Taxes
Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from our Canadian subsidiaries, and considers these earnings to be permanently invested outside the U.S. As a result, no deferred tax liability has been recognized for earnings from our Canadian subsidiaries. The Company has provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries. The Company established a valuation allowance of approximately $9.2 million during the year ended December 31, 2011 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangibles that are not going to provide a source of taxable income in the foreseeable future. For the three months ended March 31, 2012, no benefit was recorded for the domestic loss and a portion of the Canadian loss as the Company does not currently believe these losses will result in a future tax benefit.
The Company's effective income tax rate for the three months ended March 31, 2012 and 2011 was approximately -19% and 41%, respectively, which reflects losses which the Company does not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which the Company recorded tax expense. In addition, the effective income tax rate for the three months ended March 31, 2012 was impacted by an increase in the expected valuation allowance related to the indefinite lived intangibles mentioned above, which are amortized over 15 years for tax purposes but are not amortized for book purposes. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended March 31, 2012, the Company set its effective income tax rate based on those jurisdictions and entities where it expects to have book income for the year and excluded recording a benefit for loss on those jurisdictions for which it expects to derive no future benefit. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended March 31, 2012 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•
the profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers;

•	our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

•	we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

•	financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

•	fluctuations in the financial market will likely affect our pension plan assets and our future cash flows;

•	energy price increases could adversely affect the results of our operations;

•	we must adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	our operations could expose us to substantial environmental costs and liabilities;

•	although we believe we currently have sufficient liquidity, we may not be able to obtain funding, if needed, because of the deterioration of the credit and capital markets;

•	we are subject to risk related to our international operations;

•	we may, from time to time, experience problems in our labor relations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

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

•
our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our outstanding Senior Notes and Term Loan Facility, obtaining financing in the future and reacting to changes in our business;

•	despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt and this could further exacerbate the risks described above;

•	to service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control;

•	the indenture governing our outstanding Senior Notes and the credit agreements governing our Senior Credit Facility and Term Loan Facility impose significant operating and financial restrictions on us and our subsidiaries;

•	a failure in our information technology infrastructure or applications could negatively affect our business;

•	numerous other factors over which we may have limited or no control may affect our performance and profitability;
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
The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the year ended December 31, 2011 (the "Form 10-K"). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included in Item 1A of the Form 10-K.
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
We used the proceeds from the Recapitalization Transactions to repay all of the outstanding Former Senior Notes, including accrued interest of $12.3 million and early redemption and consent costs of $10.2 million, repaid borrowings outstanding under the Senior Credit Facility of $73.7 million, paid a dividend to an affiliate of Sun Capital of $150.0 million and funded total financing costs of approximately $17.7 million. See Note 5 to our consolidated financial statements included elsewhere in this quarterly report and "Financing Arrangements as of March 31, 2012" below for further information regarding the Recapitalization Transactions and our current financing arrangements.
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
Severance Expenses
During the three months ended March 31, 2012 and 2011, we terminated the employment of certain employees and eliminated their positions. In connection with these terminations, we recorded employee termination costs of approximately $8,000 and $44,000 for the three months ended March 31, 2012 and 2011, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, we paid approximately $587,000 through March 31, 2012 and approximately $279,000 remained accrued for employee termination benefits at March 31, 2012. We expect that the remaining $279,000 will be paid in 2012.

Results of Operations
The following presents an overview of our results of operations for the three months ended March 31, 2012 compared with the three months ended March 31, 2011.

	Three Months Ended
	March 31, 2012		March 31, 2011
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$218,064	100.0%	$224,481	100.0%
Cost of sales	190,072	87.2%	194,456	86.6%
Selling, general and administrative expenses	18,184	8.3%	17,172	7.7%
Interest expense	13,028	6.0%	11,334	5.0%
Other (income) expense, net	(131)	(0.1)%	85	0.1%
(Loss) income before income taxes	(3,089)	(1.4)%	1,434	0.6%
Provision for income taxes	595	0.3%	585	0.2%
Net (loss) income	$(3,684)	(1.7)%	$849	0.4%

Net Sales. Net sales for the three months ended March 31, 2012 decreased by approximately $6.4 million, or 3%, compared with the same period in 2011 due to a decrease in volume of approximately 6% which was partially offset by an increase in the average selling price of approximately 3%. The decrease in sales volume was driven primarily by our performance and pet food and specialty packaging segments. The increase in average sales price was driven primarily by price increases in our performance segment.
Cost of Sales. Cost of sales for the three months ended March 31, 2012 decreased by approximately $4.4 million, or 2%, compared with the same period in 2011. Cost of sales as a percentage of net sales increased to 87.2% of net sales, or $190.1 million for the three months ended March 31, 2012 from 86.6% of net sales, or $194.5 million for the three months ended March 31, 2011. Cost of sales increased as a percentage of sales due to certain operational inefficiencies and product mix, partially offset by a reduction in accelerated depreciation due to the planned closure of our Longview, Texas facility and the closure of a printing department during 2011.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2012 increased by approximately $1.0 million, or 6%, compared to the same period in 2011. The significant components of the total increase in SG&A expenses were an increase in management fees of $965,000, an increase in consulting, professional, and legal fees of $688,000, an increase in salaries and benefits of $334,000, an increase in stock option holder bonus expense of $281,000 related to the 2011 Recapitalization Transactions, an increase in bad debt expense of $229,000, and an increase in depreciation and software amortization expense of $192,000. These increased expenses were partially offset by a decrease in startup and transition costs primarily related to the integration of EMCS of $933,000, a decrease in management incentive compensation of $544,000, and other lesser decreases totaling $199,000.

Interest Expense. Interest expense for the three months ended March 31, 2012 increased by approximately $1.7 million, or approximately 15%, compared with the same period in 2011 primarily due to increased interest related to higher debt levels resulting from the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Income Tax Expense. We recorded an income tax expense of approximately $595,000 for the three months ended March 31, 2012, on a loss before income taxes of approximately $3.1 million, or an effective tax rate of -19%. Income tax expense of $585,000 was recorded for the same period in 2011 and was based on income before income taxes of approximately $1.4 million, for an effective rate of 41%. The effective income tax rate for the three months ended March 31, 2012 reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we recorded tax expense. The effective income tax rate for the three months ended March 31, 2012 was also impacted by an increase in the expected valuation allowance related to indefinite lived intangibles, which are amortized over 15 years for tax purposes but are not amortized for book purposes. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $55.1 million and $61.5 million, and operating income of $5.6 million and $8.3 million, for the three months ended March 31, 2012 and 2011, respectively. The decrease of $6.4 million in net sales was due to a 10% decrease in sales volume, primarily attributable to unfavorable pinch seal and self opening bag volume of our pet food bags and other specialty bags, and a decrease in average selling price of approximately 1%. The decrease in operating income of $2.7 million, or 32%, was largely due to the decrease in sales and an unfavorable sales mix, partially offset by favorable selling, general and administrative expenses.

Our consumer food and specialty packaging segment had net sales of $100.9 million and $98.6 million, and operating income of $9.4 million and $8.0 million, for the three months ended March 31, 2012 and 2011, respectively. The increase of $2.3 million in net sales was due to a 2% increase in sales volume, due to expansion of the fresh meat shrink bag business, growth of towel and tissue overwrap, and strong cheese packaging sales, partially offset by a decrease in average selling price of approximately 1%. The increase in operating income of approximately $1.4 million, or 18%, was due to the increased sales, favorable manufacturing overhead, and decreased depreciation expense, partially offset by operational inefficiencies.

Our performance packaging segment had net sales of $40.4 million and $44.5 million, and operating income of $1.2 million and $1.9 million, for the three months ended March 31, 2012 and 2011, respectively. The decrease of $4.1 million, or 9%, in net sales from 2011 was primarily due to a decrease in volume of 14%, primarily attributable to pasted valve bag volume due to lower demand of ice melt salt bags because of the warmer than normal winter in many parts of North America, partially offset by an increase in the average selling price of approximately 6%. The decrease in operating income of $700,000, or 36%, was primarily attributable to the decrease in net sales and unfavorable manufacturing overhead, partially offset by a decrease in accelerated depreciation expense, attributable to the closure of the Longview, TX facility in 2011.

Our coated products segment had net sales of $21.7 million and $19.9 million, and operating income of $3.8 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. The increase of $1.8 million, or 9%, in net sales was primarily a result of increased volume across several markets, particularly in the pre-press, customs, optical, and security markets, partially offset by decreased volume in the electronics market. The increase in operating income of $627,000, or 20%, was primarily the result of increased sales volume and favorable sales mix.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $1.7 million, or 20%, for the three months ended March 31, 2012 as compared with the same period in 2011. The increase in corporate operating loss was largely attributable to increased management fees, increased professional fees, primarily related to recruiting and interim executive service fees and process improvement consulting, increased amortization of capitalized software, and increased pension expense. These cost increases were partially offset by a decrease in transition costs related to the acquisition of EMCS.

Liquidity and Capital Resources
2011 Recapitalization Transactions
On May 31, 2011, we completed the Recapitalization Transactions that recapitalized our indebtedness. These transactions included (i) the private placement of $235.0 million principal amount of 10% senior notes due 2018; (ii) the entry into a six year $350.0 million senior secured term loan facility; (iii) the amendment and restatement of our existing revolving credit facility; and (iv) the repayment of our outstanding 11.25% senior notes due 2014 (the "Former Senior Notes"). In connection with the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.
Although the Recapitalization Transactions significantly increased our overall amount of debt, it also increased our available liquidity and reduced the amount of required principal payments on our debt during the next three years. At March 31, 2012, we had approximately $63.1 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase this borrowing capacity by up to an additional $25 million under certain conditions. We believe that our expected operating cash flow and this available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for the next twelve months.
Cash Flows for the Three Months Ended March 31, 2012
Cash flows provided by operating activities for the three months ended March 31, 2012 of $4.3 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $5.9 million (net loss of $3.7 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $9.4 million, deferred income tax benefit of $72,000 and stock compensation expense of $163,000). The net unfavorable working capital changes resulted from increased trade receivables and decreased accounts payable and accrued and other liabilities, which were partially offset by decreased inventory. Inventories decreased $6.4 million due largely to decreased quantities. Trade accounts receivable increased $6.8 million due to an increase in sales and timing of collections. Accounts payable decreased due to a decrease in raw materials and timing of payments. Accrued and other liabilities increased to a lesser extent due to the timing of the interest payment on the Senior Notes, partially offset by the payment of year end rebates.

Cash flows used in investing activities for the three months ended March 31, 2012 and 2011 were $7.6 million and $10.2 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software.
Cash flows provided by financing activities for the three months ended March 31, 2012 were $3.4 million, primarily comprised of net borrowings on the Senior Credit Facility to fund capital expenditures. Cash flows provided by financing activities for the three months ended March 31, 2011 were $18.4 million, primarily comprised of net borrowings on our Senior Credit Facility to fund the semi-annual interest payments on the Former Senior Notes, capital expenditures and operations.
Financing Arrangements as of March 31, 2012
Information about our financing arrangements as of March 31, 2012, including the Senior Notes, our Senior Credit Facility, and our Term Loan Facility, is also included in Note 5 to the consolidated financial statements included elsewhere in this report.
On May 31, 2011, we issued the Senior Notes in a private placement pursuant to Rule 144A and Regulation S. The initial aggregate principal amount of the senior notes issued was $235.0 million. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% senior notes for 10% Senior Notes registered under the Securities Act of 1933 (the "Senior Notes"). The Senior Notes mature on June 1, 2018. Interest accrues at the rate of 10% per annum and is payable in semi-annual installments on June 1 and December 1 of each year, commencing on December 1, 2011.
The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company's domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. The Senior Notes include a provision which allows for a guarantor subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. These conditions include the sale or other disposition of all or substantially all of the guarantor subsidiary's assets, the sale or other disposition of all the Capital Stock of the guarantor subsidiary, change in the designation of any restricted subsidiary as an unrestricted subsidiary by the Company, or upon legal defeasance or satisfaction and discharge of the Senior Notes. The Senior Notes and the guarantees are effectively subordinated to all of our and the guarantors' secured indebtedness, including our Term Loan Facility and Senior Credit Facility (see descriptions below), to the extent of the value of the assets securing that indebtedness.
The indenture governing the Senior Notes imposes certain restrictions on us, including, but not limited to, our ability to incur additional indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of our subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of our assets. In connection with the issuance of the Senior Notes we incurred approximately $6.9 million in deferred financing costs which are being amortized over the term of the Senior Notes.
Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the Term Loan Facility for $350.0 million. The Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The Term Loan Facility matures on May 31, 2017. Beginning on September 30, 2011, we began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan

Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at March 31, 2012.
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At March 31, 2012, we were in compliance with these restrictions. In connection with the Term Loan we incurred approximately $10.1 million in deferred financing costs which are being amortized over the term of the Term Loan Facility.
On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated in connection with the Recapitalization Transactions, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016. Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In connection with the Senior Credit Facility we incurred approximately $817,000 in additional deferred financing costs which are being amortized over the term of the Senior Credit Facility.
The Senior Credit Facility is collateralized by substantially all of our tangible and intangible property (other than real property and equipment). In addition, all of our equity interest in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.
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
At March 31, 2012, approximately $7.7 million was outstanding and approximately $63.1 million was available for additional borrowings under the Senior Credit Facility. At March 31, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility. We may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions.
Liquidity and Capital Outlook
We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Continued global economic conditions have resulted in a significant decline in the credit markets and the overall availability of credit. Notwithstanding these disruptions, we believe we have sufficient liquidity to meet our needs for the next twelve months, although market disruptions may result in increased borrowing costs associated with our Senior Credit Facility and the Term Loan Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our existing Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.
We expect to incur a total of approximately $49.2 million in interest expense related to the Senior Notes and New Term Loan Facility in 2012, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2012 will be between $33.0 million and $37.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. At March 31, 2012, approximately $7.7 million of borrowings were outstanding and approximately $63.1 million was available for borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2012.
As noted above, the indenture governing the Senior Notes, the credit agreement governing our Term Loan Facility and the credit agreement governing our Senior Credit Facility contain certain covenants that, among other things, restrict our ability to borrow additional money, pay dividends, make investments, create liens, enter into transactions with affiliates and sell assets or enter into mergers with others. The Senior Credit Facility matures on May 31, 2016, the Term Loan Facility matures on May 31, 2017 and the Senior Notes mature June 1, 2018. We may not generate sufficient cash flow from operations or may not be able to obtain sufficient funding to satisfy all of our obligations, including those noted above. If we are unable to pay our obligations, we may be required to pursue one or more alternative strategies, such as selling assets, or refinancing or restructuring our indebtedness. Such alternative strategies may not be feasible or may not be adequate to satisfy our obligations.
Although we currently have no specific acquisition planned, one of our potential growth strategies is growth through acquisitions, which may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us, especially due to continued uncertainties affecting global financial markets.
Our ability to pay future dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board of Directors.
Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $611,000 at March 31, 2012. We recognized approximately $6,000 as our share of the loss of the joint venture’s operations and received loan payments of approximately $63,000 during the three months ended March 31, 2012. We may be subject to additional losses to the extent of any financial support that we provide in the future.

Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at March 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Beyond 2016
	(dollar amounts in thousands)
Long-term Debt obligations:
Term Loan Facility	347,375	2,625	7,000	7,000	330,750
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	7,701	7,701	—	—	—
Capital lease obligations(2)	23,428	3,000	7,736	4,121	8,571
Total debt obligations	613,504	13,326	14,736	11,121	574,321
Pension funding obligations(3)	28,088	4,255	10,395	9,733	3,705
Operating lease obligations	28,023	5,974	11,372	4,598	6,079
Interest payments(4)	268,233	40,767	92,035	91,173	44,258
Total contractual obligations	937,848	64,322	128,538	116,625	628,363

(1)
Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore borrowings outstanding under our Senior Credit Facility are classified as a current liability. The Senior Credit Facility does not mature until May 31, 2016.

(2)	Includes principal and interest payments on capital leases.

(3)	Represents currently estimated amounts.

(4)	Includes payments on the fixed-rate Senior Notes and estimated payments on the variable rate Term Loan Facility.
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
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the senior credit facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at March 31, 2012 was approximately 4.3%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at March 31, 2012, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $77,000.

We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. Borrowings on the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate applicable to outstanding borrowings under the Term Loan Facility was at the minimum of 6.5% at March 31, 2012.
Commodity Prices. We purchase commodities, such as paper, resin, films, energy, and various fuels which are subject to price fluctuations. We do not currently engage in the hedging of commodities. Commodities are generally purchased at market or fixed prices that are established by the vendor as part of the purchase process for quantities expected to be consumed in the ordinary course of business. Although the average selling prices of resin-based products in our consumer food and specialty packaging and performance packaging segments generally increase or decrease as the cost of resins increases or decreases, the impact of a change in resin prices is more immediately reflected in our raw material costs than in our selling prices. Although most of our customers have contracts that prevent us from passing through raw material price increases immediately, historically, we have been able to pass through raw material prices to our customers within a relatively short period of time, maintaining a relatively stable spread between selling price and raw material purchase price. We monitor the correlation between commodity prices and our selling prices and we may consider hedging alternatives in the future to potentially reduce the effect of price fluctuations.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Information about certain risk factors and other uncertainties that could materially adversely affect our business, financial condition, results of operations and cash flows was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes in those risk factors since the date of that filing.

ITEM 6. EXHIBITS
The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Christian B. Ragot
Christian B. Ragot
Chief Executive Officer

By:	/s/ Miles W. McHugh
Miles W. McHugh
Chief Financial Officer

Date: May 11, 2012

EXHIBIT INDEX

Exhibit Number		Description
10.1
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.2
Stock Option Grant Agreement between CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.3
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.4
Stock Option Grant Agreement between CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2011).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	*	XBRL Instance Document

100.SCH	*	XBRL Taxonomy Extension Schema Document

100.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.