Form 10-Q
period 2012-06-30
EXOPACK HOLDING CORP
filed 2012-08-10
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of August 10, 2012, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	June 30, 2012	December 31, 2011
Assets
Current assets
Cash	$3,412	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $2,086 and $1,708 for 2012 and 2011, respectively)	95,075	88,837
Other receivables	3,160	4,083
Inventories	104,019	113,939
Deferred income taxes	3,158	2,745
Prepaid expenses and other current assets	4,332	4,367
Total current assets	213,156	216,288
Property, plant, and equipment, net	222,530	223,035
Deferred financing costs, net	15,698	17,144
Intangible assets, net	87,290	89,179
Goodwill	69,649	69,641
Other assets	8,915	8,616
Total assets	$617,238	$623,903
Liabilities and Stockholder’s Deficit
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$19,543	$8,201
Accounts payable	75,053	84,561
Accrued liabilities	34,537	35,502
Income taxes payable	932	718
Total current liabilities	130,065	128,982
Long-term liabilities
Long-term debt, less current portion	578,000	579,750
Capital lease obligations, less current portion	14,660	10,775
Deferred income taxes	21,956	21,621
Other liabilities	28,493	29,101
Total long-term liabilities	643,109	641,247
Commitments and contingencies
Stockholder’s deficit
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Distributions in excess of paid-in capital	(75,753)	(76,038)
Accumulated other comprehensive loss, net	(25,141)	(25,198)
Accumulated deficit	(55,042)	(45,090)
Total stockholder’s deficit	(155,936)	(146,326)
Total liabilities and stockholder’s deficit	$617,238	$623,903
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net sales	$212,868	$219,767	$430,932	$444,248
Cost of sales	184,791	189,307	374,863	383,763
Gross margin	28,077	30,460	56,069	60,485
Selling, general and administrative expenses	20,891	21,048	39,075	38,220
Operating income	7,186	9,412	16,994	22,265
Other expenses
Interest expense	13,102	12,262	26,130	23,596
Loss on early extinguishment of debt	—	22,051	—	22,051
Other (income) expense, net	(104)	(139)	(235)	(54)
Net other expenses	12,998	34,174	25,895	45,593
Loss before income taxes	(5,812)	(24,762)	(8,901)	(23,328)
Provision (benefit) for income taxes	456	(9,426)	1,051	(8,841)
Net loss	$(6,268)	$(15,336)	$(9,952)	$(14,487)

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net loss	$(6,268)	$(15,336)	$(9,952)	$(14,487)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,030)	(168)	57	774
Comprehensive loss	$(7,298)	$(15,504)	$(9,895)	$(13,713)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
(in thousands of dollars, except share data)

	Common Stock		Distributions in excess of Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2011	1	$—	$(76,038)	$(25,198)	$(45,090)	$(146,326)
Stock compensation expense	—	—	285	—	—	285
Net loss	—	—	—	—	(9,952)	(9,952)
Foreign currency translation adjustment	—	—	—	57	—	57
Balances at June 30, 2012	1	$—	$(75,753)	$(25,141)	$(55,042)	$(155,936)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities
Net loss	$(9,952)	$(14,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,599	21,002
Deferred income tax provision	(90)	(9,611)
Stock compensation expense	285	157
Loss on early extinguishment of debt	—	11,883
(Gain) loss on sale and disposition of property, plant and equipment	(1)	247
Changes in operating assets and liabilities:
Receivables	(6,193)	(736)
Inventories	9,931	(8,394)
Prepaid expenses and other assets	874	291
Accounts payable and accrued and other liabilities	(10,367)	(15,738)
Income tax receivable/payable	204	(32)
Net cash provided by (used in) operating activities	5,290	(15,418)
Cash flows from investing activities
Repayments from joint venture	62	—
Purchases of property, plant and equipment, including capitalized software	(11,709)	(24,900)
Proceeds from sales of property, plant and equipment	1	277
Net cash used in investing activities	(11,646)	(24,623)
Cash flows from financing activities
Repayment of subordinated term loan	—	(24)
Issuance of term loan	—	350,000
Repayments of term loan	(1,750)	—
Repayment of capital lease obligations	(1,223)	(1,006)
Deferred loan costs paid	(96)	(16,738)
Dividend to parent	—	(150,000)
Issuance of senior notes	—	235,000
Repayment of former senior notes	—	(320,000)
Borrowings under revolving credit facility	345,973	571,718
Repayments of revolving credit facility	(335,445)	(628,847)
Net cash provided by financing activities	7,459	40,103
Effect of exchange rate changes on cash	(8)	(34)
Increase in cash	1,095	28
Cash
Beginning of period	2,317	2,508
End of period	$3,412	$2,536

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
The Company operates eighteen manufacturing facilities located throughout the United States, United Kingdom, Canada and China. The Company operates three manufacturing facilities in the pet food and specialty packaging segment, all of which are owned properties. The Company operates seven manufacturing facilities in the consumer food and specialty packaging segment, of which the Company leases two, including one manufacturing facility in Ontario, Canada, and owns the remaining five facilities. The Company operates five facilities in the performance packaging segment, of which the Company leases two and owns the remaining three facilities. The Company operates three manufacturing facilities in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one manufacturing facility in Guangzhou, China. During the three months ended June 30, 2012, the Company announced a plan to close its manufacturing facility located in Seymour, Indiana. The Company is consolidating its consumer multiwall packaging operations into other facilities located in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa. The final transition of equipment and inventory from the Seymour facility to the other facilities is scheduled for completion during the third quarter of 2012.
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

Variable Interest Entity
During 2009, the Company entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board ("FASB") related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $647,000 at June 30, 2012. The Company recognized approximately $36,000 as its share of income from the joint venture's operations and received no loan payments during the three months ended June 30, 2012. The Company recognized approximately $30,000 as its share of income from the joint venture and received loan payments of approximately $63,000 during the six months ended June 30, 2012. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.
Financial Assets and Financial Liabilities Measured at Fair Value
The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received upon the sale of the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. At June 30, 2012, the carrying value of these financial instruments, excluding the Senior Notes portion of the long-term debt, approximates fair value because of the short-term maturities of these instruments.
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
The carrying values and estimated fair value of the Senior Notes at June 30, 2012 were:

	June 30, 2012
(in thousands of dollars)	Carrying Value	Fair Value (Level 1)
Senior Notes	$235,000	$229,000

The Company does not have any financial instruments measured under the Level 3 hierarchy.

2.	Recent Accounting Pronouncements
FASB Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The new accounting rules became effective for the Company for all periods after December 15, 2011. The Company concluded that there were no triggering events that would cause the Company to perform impairment testing for the six months ended June 30, 2012.

FASB ASU No. 2011-05, Presentation of Comprehensive Income, requires entities to present net income and comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and comprehensive income. FASB has amended FASB ASU No. 2011-05 with FASB ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards No. 2011-05, which defers the effective date of certain requirements outlined in FASB ASU No. 2011-05 pending further deliberation by the FASB. FASB ASU No. 2011-05 also reinstates requirements regarding presentation of reclassifications out of accumulated other comprehensive income, which were in place prior to the issuance of FASB ASU No. 2011-05. The portions of FASB ASU No. 2011-05 that are currently in effect were adopted by the Company on January 1, 2012. This guidance did not have a significant impact on the Company's consolidated financial statements.
FASB ASU No. 2011-04, Fair Value Measurement, provides guidance to improve the comparability of fair value measurements presented in financial statements prepared in accordance with GAAP and International Financial Reporting Standards. The new standard requires the Company to report the level in the fair value hierarchy of assets and liabilities not measured at fair value on the balance sheet, but for which the fair value is disclosed, and requires the Company to expand existing disclosures. FASB ASU No. 2011-04 was adopted by the Company on January 1, 2012. This guidance did not have a significant impact on the Company's consolidated financial statements.

3.	Inventories
The Company’s inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined primarily using the first-in, first-out and weighted average method. Inventories are summarized as follows:

(in thousands of dollars)	June 30, 2012	December 31, 2011
Inventories
Raw materials and supplies	$38,137	$40,580
Work in progress	14,579	15,191
Finished goods	51,303	58,168
Total inventories	$104,019	$113,939

4.	Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company does not amortize goodwill, but does assess the recoverability of goodwill in the fourth quarter of each fiscal year or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. There were no triggering events that caused the Company to perform impairment testing during the six months ended June 30, 2012. The Company had total goodwill of approximately $69.6 million at both June 30, 2012 and December 31, 2011. A summary of the changes in goodwill for the six months ended June 30, 2012 is as follows:

(in thousands of dollars)	Pet Food and Specialty Packaging Segment	Consumer Food and Specialty Packaging Segment	Performance Packaging Segment	Coated Products Segment	Total
Goodwill at December 31, 2011	$26,175	$19,218	$21,606	$2,642	$69,641
Foreign currency translation				8	8
Goodwill at June 30, 2012	$26,175	$19,218	$21,606	$2,650	$69,649
Impairment or other expenses associated with changes in goodwill, with the exception of approximately $3.3 million and $1.9 million of goodwill assigned to the Company’s consumer food and specialty packaging and coated products segments, respectively, are not deductible for tax purposes.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2012	December 31, 2011
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,281	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and tradenames (amortized over 20 years)	2,620	2,618
	53,064	53,057
Accumulated amortization	(16,774)	(14,878)
Net definite-lived intangible assets	36,290	38,179
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$87,290	$89,179
The increase in gross intangible assets during the six months ended June 30, 2012 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended June 30, 2012 and 2011 was approximately $947,000 and $948,000, respectively, and for the six months ended June 30, 2012 and 2011 was approximately $1.9 million and $1.9 million, respectively. Future amortization for definite-lived customer lists, patents and trademarks and trade names is estimated to be approximately $1.9 million for the remainder of 2012, approximately $3.8 million for each of the years 2013 through 2014, approximately $3.5 million for 2015 and approximately $2.6 million for 2016.

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

The balances due under long-term debt agreements at June 30, 2012 and December 31, 2011 were as follows:

(in thousands of dollars)	June 30, 2012	December 31, 2011
Senior Notes	$235,000	$235,000
Term Loan Facility	346,500	348,250
Senior Credit Facility	13,227	2,712
Capital Leases	17,476	12,764
Total debt	612,203	598,726
Less: Current portion	19,543	8,201
Total long-term debt	$592,660	$590,525

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
Beginning on September 30, 2011, the Company began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at June 30, 2012.
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
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company that are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. At June 30, 2012, the Company was in compliance with these restrictions.
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
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at June 30, 2012 and December 31, 2011. At June 30, 2012, approximately $13.2 million was outstanding and approximately $57.6 million was available for additional borrowings under the Senior Credit Facility.
The Company may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions. At June 30, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2012 was approximately 4.5%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.
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
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At June 30, 2012, the Company was in compliance with these covenants.
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
The components of the Company's capital leases at June 30, 2012 were as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short-Term	Long-Term	Total

(in thousands of dollars)

Sale/Leaseback Lease	5 years	$5,154	$(2,062)	$3,092	$946	$2,206	$3,152

EMCS Real Estate Lease	9 years	4,270	(285)	3,985	77	4,219	4,296

EMCS Equipment Lease	4 years	3,807	(1,903)	1,904	897	1,240	2,137

Thomasville Real Estate Lease	10.3 years	2,307	(186)	2,121	147	2,051	2,198

Tifton Equipment Lease	7 years	5,936	(212)	5,724	749	4,944	5,693

Total		$21,474	$(4,648)	$16,826	$2,816	$14,660	$17,476

6.	Stock Option Plan
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
The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2012 and 2011. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG issued options to purchase 23,000 common shares during the six months ended June 30, 2012. No options were issued during the six months ended June 30, 2011. The Company recorded stock compensation expense of approximately $122,000 and $64,000 during the three months ended June 30, 2012 and 2011, respectively, and approximately $285,000 and $157,000 during the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $1.4 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 2.9 years.
The fair value of options granted during the six months ended June 30, 2012 was estimated using the Black-Scholes pricing model. The estimated fair value of $45 per share was based on a 10-year weighted-average expected life, a risk-free interest rate of 2.0% and volatility of 40%.
The following tables summarize information about stock options outstanding at June 30, 2012 (there were no stock options exercisable at June 30, 2012).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life
$72	34,100	3.3 years
$130	1,500	5.0 years
$140	3,900	5.0 years
$184	200	5.0 years
$163	9,250	5.2 years
$139	7,500	8.1 years
$98	2,500	9.1 years
$85	23,000	9.6 years
	81,950	6.2 years

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Options outstanding at December 31, 2011	70,700	$107.12
Granted	23,000	$84.98
Forfeited	(11,750)	$131.50
Options outstanding at June 30, 2012	81,950	$97.41	—	6.2 years
There were 18,050 options available for grant under the 2005 Stock Option Plan at June 30, 2012.

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
The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2012 and 2011:

Pension plans	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$119	$109	$238	$218
Interest cost	846	797	1,692	1,594
Expected return on plan assets	(806)	(778)	(1,612)	(1,556)
Amortization of net actuarial losses (gains)	527	(86)	1,054	197
Net periodic benefit cost	$686	$42	$1,372	$453

Postretirement benefit plan	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Service cost	$6	$6	$12	$12
Interest cost	7	8	14	16
Amortization of net actuarial gains	(4)	(4)	(8)	(8)
Net periodic benefit cost	$9	$10	$18	$20

The Company contributed approximately $882,000 and $538,000, to the Retirement Plan during the three months ended June 30, 2012 and 2011, respectively and approximately $1.4 million and $845,000 during the six months ended June 30, 2012 and 2011, respectively. Contributions of approximately $3.4 million are expected to be made to the Retirement Plan during the remainder of 2012. At June 30, 2012, the fair value of the assets of the Pension Plans was estimated at $50.2 million, up from $47.2 million at December 31, 2011.

Retirement Plan for Employees of Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. The Company contributed approximately $74,000 and $78,000 to the defined contribution plan during the three months ended June 30, 2012 and 2011, respectively, and approximately $148,000 and $159,000 during the six months ended June 30, 2012 and 2011, respectively.

Exopack, LLC Savings Plan
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. Employee contributions to the plan are partially matched by the Company. Company matching contributions vest immediately. Expense totaled approximately $509,000 and $517,000 for the three months ended June 30, 2012 and 2011, respectively and approximately $978,000 and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.
Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for covered individuals over specified periods beginning at age 62. The deferred compensation liability for these agreements was approximately $229,000 and $261,000 at June 30, 2012 and December 31, 2011, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and six months ended June 30, 2012 and 2011 was insignificant.
Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $555,000 and $633,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $941,000 and $1.6 million for the six months ended June 30, 2012 and 2011, respectively, for benefits under the management incentive compensation plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provided for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $84,000 and $3.6 million during the three months ended June 30, 2012 and 2011, respectively, and approximately $365,000 and $3.6 million during the six months ended June 30, 2012 and 2011, respectively.

8.	Severance Expenses
During the three and six months ended June 30, 2012 and 2011, the Company terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, the Company recorded employee termination costs of approximately $2.2 million and $411,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $2.2 million and $455,000 for the six months ended June 30, 2012 and 2011, respectively. The amounts were included in “Selling, general and administrative expenses" in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, the Company paid approximately $1.1 million through June 30, 2012, and approximately $2.0 million remained accrued for employee termination benefits at June 30, 2012. The Company expects that the accrued amount will be paid in 2012 and 2013.

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

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the six months ended June 30, 2012:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2011	$(1,161)	$(27,813)	$3,776	$(25,198)
Year-to date net change	57	—	—	57
Balances at June 30, 2012	$(1,104)	$(27,813)	$3,776	$(25,141)

11.	Related Party Transactions
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
The Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $1.5 million and $888,000 during the three months ended June 30, 2012 and 2011, respectively, and approximately $3.0 and $1.5 million during the six months ended June 30, 2012 and 2011, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company incurred approximately $11,500 and $10,000 for certain additional consulting fees from Sun Capital Management during the three months ended June 30, 2012 and 2011, respectively, and approximately $28,000 and $29,000 during the six months ended June 30, 2012 and 2011, respectively.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. During the year ended December 31, 2011, the Company incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. These fees are included in "deferred financing costs" in the accompanying consolidated balance sheets. There were no transaction fees for the three and six months ended June 30, 2012.
Dividends Paid
As part of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

12.	Segments and Significant Customers
Segments
The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information, by reviewing the nature of products sold, nature of the production processes, type and class of customer, methods to distribute product and nature of the regulatory environment. While all of these factors were reviewed, the Company believes that the most significant factors for the Company are the nature of its products, the nature of the production process and the type of customers served.
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
On July 1, 2012, the Company began implementing an internal organizational change to bring management closer to its customers and facility operations in order to further increase focus on sales growth and operational excellence. In light of this internal reorganization, the Company is currently reassessing the operating segments to be reported for future periods.
The Company evaluates performance based on profit or loss from operations. For the three and six months ended June 30, 2012 and 2011, segment data included a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Pet food and specialty packaging	$1,097	$1,366	$2,286	$2,861
Consumer food and specialty packaging	2,396	2,215	4,810	4,679
Performance packaging	1,114	1,326	2,337	2,769
Total allocations	$4,607	$4,907	$9,433	$10,309

Due to the autonomy of the coated products segment in relation to the other segments, no corporate costs were allocated to this segment during the three and six months ended June 30, 2012 or 2011.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.
Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues from external customers:
Pet food and specialty packaging	$48,287	$54,893	$103,361	$116,379
Consumer food and specialty packaging	99,950	99,762	200,823	198,323
Performance packaging	42,152	44,078	82,545	88,570
Coated products	22,479	21,034	44,203	40,976
Total	$212,868	$219,767	$430,932	$444,248
Intersegment revenues:
Pet food and specialty packaging	$845	$1,031	$1,516	$1,660
Consumer food and specialty packaging	6,231	5,648	11,879	10,381
Performance packaging	193	81	368	430
Coated products	—	—	—	—
Total	$7,269	$6,760	$13,763	$12,471
Operating income:
Pet food and specialty packaging	$1,869	$6,455	$7,511	$14,757
Consumer food and specialty packaging	12,454	9,716	21,858	17,709
Performance packaging	2,102	2,375	3,349	4,322
Coated products	4,235	3,251	7,986	6,375
Corporate	(13,474)	(12,385)	(23,710)	(20,898)
Total	7,186	9,412	16,994	22,265
Interest expense - Corporate	13,102	12,262	26,130	23,596
Loss on early extinguishment of debt	—	22,051	—	22,051
Other income, net	(104)	(139)	(235)	(54)
Loss before income taxes	$(5,812)	$(24,762)	$(8,901)	$(23,328)

Significant Customers
No customer accounted for more than 10% of the Company’s net sales during the six months ended June 30, 2012 and 2011. No customer accounted for more than 10% of the Company's total accounts receivable at June 30, 2012. One customer, primarily within the Company’s pet food and specialty segment, accounted for 11.3% of the Company’s total accounts receivable at December 31, 2011.

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
The following consolidating financial statements present the balance sheets as of June 30, 2012 and December 31, 2011, the statements of operations and comprehensive (loss) income for the three and six months ended June 30, 2012 and 2011, and the statements of cash flows for the six months ended June 30, 2012 and 2011, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$569	$2,843	$—	$3,412
Trade accounts receivable (net of allowance for uncollectible accounts of $2,086)	—	77,780	17,295	—	95,075
Other receivables	—	2,609	551	—	3,160
Inventories	—	89,292	14,727	—	104,019
Deferred income taxes	—	3,078	80	—	3,158
Prepaid expenses and other current assets	—	3,114	1,218	—	4,332
Total current assets	—	176,442	36,714	—	213,156
Property, plant, and equipment, net	—	198,538	23,992	—	222,530
Deferred financing costs, net	5,875	9,823	—	—	15,698
Intangible assets, net	—	86,764	526	—	87,290
Goodwill	—	68,943	706	—	69,649
Investment in subsidiaries	(23,313)	13,929	—	9,384	—
Intercompany receivables	35,640	28,341	(2,010)	(61,971)	—
Other assets	—	8,891	24	—	8,915
Total assets	$18,202	$591,671	$59,952	$(52,587)	$617,238
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$17,745	$1,798	$—	$19,543
Accounts payable	—	62,874	12,179	—	75,053
Accrued liabilities	1,958	29,376	3,203	—	34,537
Income taxes payable	—	(187)	1,119	—	932
Total current liabilities	1,958	109,808	18,299	—	130,065
Long-term liabilities
Long-term debt, less current portion	235,000	343,000	—	—	578,000
Capital lease obligations, less current portion	—	14,660	—	—	14,660
Deferred income taxes	(64,976)	85,856	1,076	—	21,956
Intercompany payables	2,156	33,620	26,195	(61,971)	—
Other liabilities	—	28,040	453	—	28,493
Total long-term liabilities	172,180	505,176	27,724	(61,971)	643,109
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) additional paid-in capital	(75,753)	(75,753)	30,980	44,773	(75,753)
Accumulated other comprehensive (loss) income, net	(25,141)	(25,141)	(2,113)	27,254	(25,141)
(Accumulated deficit) retained earnings	(55,042)	77,581	(14,938)	(62,643)	(55,042)
Total stockholder’s (deficit) equity	(155,936)	(23,313)	13,929	9,384	(155,936)
Total liabilities and stockholder’s equity (deficit)	$18,202	$591,671	$59,952	$(52,587)	$617,238

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$111	$2,206	$—	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,708)	—	76,009	12,828	—	88,837
Other receivables	—	3,438	645	—	4,083
Inventories	—	96,602	17,337	—	113,939
Deferred income taxes	—	2,665	80	—	2,745
Prepaid expenses and other current assets	—	3,306	1,061	—	4,367
Total current assets	—	182,131	34,157	—	216,288
Property, plant, and equipment, net	—	198,075	24,960	—	223,035
Deferred financing costs, net	6,286	10,858	—	—	17,144
Intangible assets, net	—	88,632	547	—	89,179
Goodwill	—	68,943	698	—	69,641
Investment in subsidiaries	(24,943)	13,493	—	11,450	—
Intercompany receivables	35,640	27,607	(2,033)	(61,214)	—
Other assets	—	8,521	95	—	8,616
Total assets	$16,983	$598,260	$58,424	$(49,764)	$623,903
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,528	$1,673	$—	$8,201
Accounts payable	—	71,629	12,932	—	84,561
Accrued liabilities	1,959	30,999	2,544	—	35,502
Income taxes payable	—	(29)	747	—	718
Total current liabilities	1,959	109,127	17,896	—	128,982
Long-term liabilities
Long-term debt, less current portion	235,000	344,750	—	—	579,750
Capital lease obligations, less current portion	—	10,775	—	—	10,775
Deferred income taxes	(64,976)	85,514	1,083	—	21,621
Intercompany payables	(8,674)	44,450	25,438	(61,214)	—
Other liabilities	—	28,587	514	—	29,101
Total long-term liabilities	161,350	514,076	27,035	(61,214)	641,247
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,038)	(76,038)	30,180	45,858	(76,038)
Accumulated other comprehensive (loss) income, net	(25,198)	(25,198)	(2,293)	27,491	(25,198)
Accumulated deficit	(45,090)	76,293	(14,394)	(61,899)	(45,090)
Total stockholder’s (deficit) equity	(146,326)	(24,943)	13,493	11,450	(146,326)
Total liabilities and stockholder’s equity (deficit)	$16,983	$598,260	$58,424	$(49,764)	$623,903

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,307	$30,806	$(2,245)	$212,868
Cost of sales	—	161,060	25,976	(2,245)	184,791
Gross margin	—	23,247	4,830	—	28,077
Selling, general and administrative expenses	122	18,289	2,480	—	20,891
Operating (loss) income	(122)	4,958	2,350	—	7,186
Other expenses (income)
Interest expense	5,473	7,163	466	—	13,102
Other (income) expense, net	—	(1,755)	237	1,414	(104)
Net other expense	5,473	5,408	703	1,414	12,998
(Loss) income before income taxes	(5,595)	(450)	1,647	(1,414)	(5,812)
(Benefit from) provision for income taxes	—	(154)	610	—	456
Net (loss) income before equity in earnings of affiliates	(5,595)	(296)	1,037	(1,414)	(6,268)
Equity in earnings (loss) of affiliates	(673)	(377)	—	1,050	—
Net (loss) income	$(6,268)	$(673)	$1,037	$(364)	$(6,268)
Comprehensive (loss) income	$(7,298)	$(673)	$7	$666	$(7,298)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,199	$32,189	$(5,621)	$219,767
Cost of sales	—	166,550	28,378	(5,621)	189,307
Gross margin	—	26,649	3,811	—	30,460
Selling, general and administrative expenses	65	19,392	1,591	—	21,048
Operating (loss) income	(65)	7,257	2,220	—	9,412
Other expenses (income)
Interest expense	8,397	3,400	465	—	12,262
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(240)	101	—	(139)
Net other expense	30,448	3,160	566	—	34,174
(Loss) income before income taxes	(30,513)	4,097	1,654	—	(24,762)
(Benefit from) provision for income taxes	(11,905)	2,110	369	—	(9,426)
Net (loss) income before equity in earnings of affiliates	(18,608)	1,987	1,285	—	(15,336)
Equity in earnings (loss) of affiliates	3,272	1,285	—	(4,557)	—
Net (loss) income	$(15,336)	$3,272	$1,285	$(4,557)	$(15,336)
Comprehensive (loss) income	$(15,504)	$3,272	$1,117	$(4,389)	$(15,504)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$377,933	$64,672	$(11,673)	$430,932
Cost of sales	—	329,709	56,827	(11,673)	374,863
Gross margin	—	48,224	7,845	—	56,069
Selling, general and administrative expenses	285	35,050	3,740	—	39,075
Operating (loss) income	(285)	13,174	4,105	—	16,994
Other expenses (income)
Interest expense	10,955	14,201	974	—	26,130
Other (income) expense, net	—	(2,812)	363	2,214	(235)
Net other expense	10,955	11,389	1,337	2,214	25,895
(Loss) income before income taxes	(11,240)	1,785	2,768	(2,214)	(8,901)
(Benefit from) provision for income taxes	—	(47)	1,098	—	1,051
Net (loss) income before equity in earnings of affiliates	(11,240)	1,832	1,670	(2,214)	(9,952)
Equity in earnings (loss) of affiliates	1,288	(544)	—	(744)	—
Net (loss) income	$(9,952)	$1,288	$1,670	$(2,958)	$(9,952)
Comprehensive (loss) income	$(9,895)	$1,288	$1,727	$(3,015)	$(9,895)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$391,540	$62,793	$(10,085)	$444,248
Cost of sales	—	338,353	55,495	(10,085)	383,763
Gross margin	—	53,187	7,298	—	60,485
Selling, general and administrative expenses	157	35,068	2,995	—	38,220
Operating (loss) income	(157)	18,119	4,303	—	22,265
Other expenses (income)
Interest expense	17,856	4,794	946	—	23,596
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(1,324)	270	1,000	(54)
Net other expense	39,907	3,470	1,216	1,000	45,593
(Loss) income before income taxes	(40,064)	14,649	3,087	(1,000)	(23,328)
(Benefit from) provision for income taxes	(15,247)	5,659	747	—	(8,841)
Net (loss) income before equity in earnings of affiliates	(24,817)	8,990	2,340	(1,000)	(14,487)
Equity in earnings (loss) of affiliates	10,330	1,340	—	(11,670)	—
Net income (loss)	$(14,487)	$10,330	$2,340	$(12,670)	$(14,487)
Comprehensive (loss) income	$(13,713)	$10,330	$3,114	$(13,444)	$(13,713)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(9,952)	$1,288	$1,670	$(2,958)	$(9,952)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	507	18,203	1,889	—	20,599
Equity in (earnings) loss of affiliates	(1,288)	544	—	744	—
Deferred income tax benefit	—	(71)	(19)	—	(90)
Stock compensation expense	285	285	—	(285)	285
Gain on sale and disposition of property, plant and equipment	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Receivables	—	(1,771)	(4,422)	—	(6,193)
Inventories	—	7,310	2,621	—	9,931
Prepaid expenses and other assets	—	938	(64)	—	874
Accounts payable and accrued and other liabilities	(1)	(10,283)	(83)	—	(10,367)
Income tax receivable/payable	—	(158)	362	—	204
Net cash (used in) provided by operating activities	(10,449)	16,284	1,954	(2,499)	5,290
Cash flows from investing activities
Repayments from joint venture	—	62	—	—	62
Purchases of property, plant and equipment, including capitalized software	—	(10,818)	(891)	—	(11,709)
Proceeds from sales of property, plant and equipment	—	1	—	—	1
Investments in subsidiaries	(285)	—	—	285	—
Net cash (used in) provided by investing activities	(285)	(10,755)	(891)	285	(11,646)
Cash flows from financing activities
Repayments of term loan	—	(1,750)	—	—	(1,750)
Repayment of capital lease obligations	—	(1,223)	—	—	(1,223)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(2,214)	2,214	—
Borrowings under revolving credit facility	—	310,977	34,996	—	345,973
Repayments of revolving credit facility	—	(300,588)	(34,857)	—	(335,445)
Intercompany (repayments) borrowings	10,830	(11,564)	734	—	—
Capital contribution from guarantors	—	(800)	800	—	—
Net cash (used in) provided by financing activities	10,734	(4,948)	(541)	2,214	7,459
Effect of exchange rate changes on cash	—	(123)	115	—	(8)
Increase in cash	—	458	637	—	1,095
Cash
Beginning of period	—	111	2,206	—	2,317
End of period	$—	$569	$2,843	$—	$3,412

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(14,487)	$10,330	$2,340	$(12,670)	$(14,487)
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	1,958	17,209	1,835	—	21,002
Equity in (earnings) loss of affiliates	(10,330)	(1,340)	—	11,670	—
Deferred income tax (benefit) provision	(15,247)	5,657	(21)	—	(9,611)
Stock compensation expense	157	157	—	(157)	157
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sales and disposal of property, plant and equipment	—	258	(11)	—	247
Changes in operating assets and liabilities:
Receivables	—	1,508	(2,244)	—	(736)
Inventories	—	(7,191)	(1,203)	—	(8,394)
Prepaid expenses and other assets	—	531	(240)	—	291
Accounts payable and accrued and other liabilities	(13,041)	(2,399)	(298)	—	(15,738)
Income tax receivable/payable	—	(107)	75	—	(32)
Net cash (used in) provided by operating activities	(39,107)	24,613	233	(1,157)	(15,418)
Cash flows from investing activities
Investment in joint venture	—	—	—	—	—
Purchases of property, plant and equipment	—	(20,499)	(4,401)	—	(24,900)
Proceeds from sales of property, plant and equipment	—	266	11	—	277
Investments in subsidiaries	(157)	—	—	157	—
Net cash (used in) provided by investing activities	(157)	(20,233)	(4,390)	157	(24,623)
Cash flows from financing activities
Repayment of subordinated term loans	—	(24)	—	—	(24)
Issuance of new term loan	—	350,000	—	—	350,000
Repayment of capital lease obligations	—	(1,006)	—	—	(1,006)
Deferred loan costs paid	(6,745)	(9,993)	—	—	(16,738)
Dividends paid	—	(150,000)	(1,000)	1,000	(150,000)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Borrowings under revolving credit facility	—	536,069	35,649	—	571,718
Repayments of revolving credit facility	—	(585,784)	(43,063)	—	(628,847)
Intercompany borrowings (repayments)	131,009	(137,706)	6,697		—
Capital contributions from guarantors	—	(6,198)	6,198	—	—
Net cash provided by (used in) financing activities	39,264	(4,642)	4,481	1,000	40,103
Effect of exchange rate changes on cash	—	584	(618)	—	(34)
Increase (decrease) in cash	—	322	(294)	—	28
Cash
Beginning of period	—	48	2,460	—	2,508
End of period	$—	$370	$2,166	$—	$2,536

14.	Income Taxes
Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from its Canadian subsidiaries, and considers these earnings to be permanently invested outside the U.S. As a result, no deferred tax liability has been recognized for earnings from the Company's Canadian subsidiaries. The Company has provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries. The Company established a valuation allowance of approximately $9.2 million during the year ended December 31, 2011 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangibles that are not going to provide a source of taxable income in the foreseeable future. For the six months ended June 30, 2012, no benefit was recorded for the domestic loss and a portion of the Canadian loss as the Company does not currently believe these losses will result in a future tax benefit.
The Company's effective income tax rate for the three months ended June 30, 2012 and 2011 was approximately (8)% and 38%, and for the six months ended June 30, 2012 and 2011 was approximately (12)% and 38%, respectively, which reflects losses which the Company does not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which the Company recorded tax expense. In addition, the effective income tax rate for the three months ended June 30, 2012 was impacted by an increase in the expected valuation allowance related to the indefinite lived intangibles mentioned above, which are amortized over 15 years for tax purposes but are not amortized for book purposes. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended June 30, 2012, the Company set its effective income tax rate based on those jurisdictions and entities where it expects to have book income for the year and excluded recording a benefit for loss on those jurisdictions for which it expects to derive no future benefit. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended June 30, 2012 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets may adversely affect our operating results;

•
the profitability of our business depends on the price and availability of polyethylene resin and paper, two of our principal raw materials, and our ability to pass on polyethylene resin and paper price increases to customers;

•	our business is affected by global economic factors including risks associated with a recession and our customers’ access to credit;

•	we are subject to the risk of loss resulting from nonpayment or nonperformance by our customers;

•	financial difficulties and related problems at our vendors, suppliers and other business partners could result in a disruption to our operations and have a material adverse effect on our business;

•	fluctuations in the financial markets will likely affect our pension plan assets and our future cash flows;

•	energy price increases could adversely affect the results of our operations;

•	we must adapt to technological advances in the packaging industry;

•	we may be unable to protect our proprietary technology from infringement;

•	our operations could expose us to substantial environmental costs and liabilities;

•	although we believe we currently have sufficient liquidity, we may not be able to obtain funding, if needed, because of the deterioration of the credit and capital markets;

•	we are subject to risk related to our international operations;

•	we may, from time to time, experience problems in our labor relations;

•	loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations;

•	unexpected equipment failures may lead to production curtailments or shutdowns;

•	an affiliate of Sun Capital controls us and may have conflicts of interest with us in the future;

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

•	a failure in our information technology infrastructure or applications could negatively affect our business; and

•	numerous other factors over which we may have limited or no control may affect our performance and profitability.
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
We used the proceeds from the Recapitalization Transactions to repay all of the outstanding Former Senior Notes, including accrued interest of $12.3 million and early redemption and consent costs of $10.2 million, repaid borrowings outstanding under the Senior Credit Facility of $73.7 million, paid a dividend to an affiliate of Sun Capital of $150.0 million and funded total financing costs of approximately $17.7 million. See Note 5 to our consolidated financial statements included elsewhere in this quarterly report and "Financing Arrangements as of June 30, 2012" below for further information regarding the Recapitalization Transactions and our current financing arrangements.

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
On July 1, 2012, we began implementing an internal organizational change to bring management closer to its customers and facility operations in order to further increase focus on sales growth and operational excellence. In light of this internal reorganization, we are currently reassessing the operating segments to be reported for future periods.
Severance Expenses
During the three and six months ended June 30, 2012 and 2011, we terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, we recorded employee termination costs of approximately $2.2 million and $411,000 for the three months ended June 30, 2012 and 2011, respectively, and approximately $2.2 million and $455,000 for the six months ended June 30, 2012 and 2011, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, we paid approximately $1.1 million through June 30, 2012 and approximately $2.0 million remained accrued for employee termination benefits at June 30, 2012. We expect that the remaining $2.0 million will be paid in 2012 and 2013.

Results of Operations
The following presents an overview of our results of operations for the three months ended June 30, 2012 compared with the three months ended June 30, 2011.

	Three Months Ended
	June 30, 2012		June 30, 2011
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$212,868	100.0%	$219,767	100.0%
Cost of sales	184,791	86.8%	189,307	86.1%
Selling, general and administrative expenses	20,891	9.8%	21,048	9.6%
Interest expense	13,102	6.2%	12,262	5.6%
Loss on early extinguishment of debt	—	—%	22,051	10.0%
Other (income) expense, net	(104)	(0.1)%	(139)	(0.1)%
Loss before income taxes	(5,812)	(2.7)%	(24,762)	(11.3)%
Provision (benefit) for income taxes	456	0.2%	(9,426)	(4.3)%
Net loss	$(6,268)	(2.9)%	$(15,336)	(7.0)%

Net Sales. Net sales for the three months ended June 30, 2012 decreased by approximately $6.9 million, or 3%, compared with the same period in 2011 due to a decrease in sales volume of approximately 5% which was partially offset by an increase in the average selling price of approximately 2%. The decrease in sales volume was experienced primarily by our pet food and specialty packaging segment, primarily attributable to unfavorable sales of pinch seal bags, popcorn bags, self-opening bags, print rollstock volume of our pet food bags and other specialty bags. The increase in average sales price was driven primarily by price increases, due to the pass-through of increased paper raw material prices, in our pet food and specialty packaging segment.

Cost of Sales. Cost of sales for the three months ended June 30, 2012 decreased by approximately $4.5 million, or 2%, compared with the same period in 2011. Cost of sales as a percentage of net sales increased to 86.8% of net sales, or $184.8 million for the three months ended June 30, 2012 from 86.1% of net sales, or $189.3 million for the three months ended June 30, 2011. Cost of sales increased as a percentage of sales due to certain operational inefficiencies, changes in product mix and accelerated depreciation due to the closure of our Seymour, Indiana facility.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2012 decreased by approximately $157,000, or 1%, compared with the same period in 2011. We experienced a net decrease in SG&A, primarily due to a decrease of $3.8 million related to the Recapitalization Transactions. This decrease in expense was offset by increases in SG&A, including an increase of $1.0 million related to the closure of our Seymour, Indiana facility, an increase of $933,000 in consulting, professional, and legal fees, an increase of $804,000 in severance expenses, an increase of $631,000 in management fees, an increase of $235,000 in depreciation and software amortization, and other lesser increases totaling $40,000.
Interest Expense. Interest expense for the three months ended June 30, 2012 increased by approximately $840,000, or approximately 7%, compared with the same period in 2011 primarily due to increased interest related to higher debt levels resulting from the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Loss on Early Extinguishment of Debt. During the three months ended June 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Income Tax Expense. We recorded an income tax expense of approximately $456,000 for the three months ended June 30, 2012, on a loss before income taxes of approximately $5.8 million, or an effective tax rate of (8)%. An income tax benefit of $9.4 million was recorded for the same period in 2011 and was based on a loss before income taxes of approximately $24.8 million, for an effective rate of 38%. The effective income tax rate for the three months ended June 30, 2012 reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we recorded tax expense. The effective income tax rate for the three months ended June 30, 2012 was also impacted by an increase in the expected valuation allowance related to indefinite lived intangibles, which are amortized over 15 years for tax purposes but are not amortized for book purposes. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $48.3 million and $54.9 million, and operating income of $1.9 million and $6.5 million, for the three months ended June 30, 2012 and 2011, respectively. The decrease of $6.6 million in net sales was due to a 14% decrease in sales volume, primarily attributable to unfavorable sales of pinch seal bags, popcorn bags, self-opening bags, print rollstock volume of our pet food bags and other specialty bags, and a decrease in average selling price of approximately 2%. The decrease in operating income of $4.6 million, or 71%, was largely due to the decrease in sales, an unfavorable sales mix and accelerated depreciation and other increased operating expenses due to the closure of the Seymour, Indiana facility, partially offset by favorable selling, general and administrative expenses.

Our consumer food and specialty packaging segment had net sales of $100.0 million and $99.8 million, and operating income of $12.5 million and $9.7 million, for the three months ended June 30, 2012 and 2011, respectively. Net sales were relatively flat, with an increase of $200,000. This was primarily attributable to an increase in sales of the fresh meat shrink business, partially offset by a decrease in net sales of cheese packaging. The increase in operating income of approximately $2.8 million, or 29%, was due to favorable manufacturing overhead and decreased depreciation expense.

Our performance packaging segment had net sales of $42.2 million and $44.1 million, and operating income of $2.1 million and $2.4 million, for the three months ended June 30, 2012 and 2011, respectively. The decrease of $1.9 million, or 4%, in net sales from 2011 was primarily due to a decrease in volume of 5%, primarily attributable to a decrease in demand for shipping sacks, partially offset by an increase in the average selling price of approximately 1%. The decrease in operating income of $300,000, or 13%, was primarily attributable to the decrease in net sales, partially offset by the costs related to the closure of the Longview, Texas facility in 2011.

Our coated products segment had net sales of $22.5 million and $21.0 million, and operating income of $4.2 million and $3.2 million for the three months ended June 30, 2012 and 2011, respectively. The increase of $1.5 million, or 7%, in net sales was primarily a result of increased volume across several markets, particularly in the medical, electronics, customs, and optical markets, partially offset by decreased volume in the prepress and conductives markets. The increase in operating income of $1.0 million, or 31%, was primarily the result of increased sales volume and favorable sales mix.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $1.1 million, or 9%, for the three months ended June 30, 2012 as compared with the same period in 2011. The increase in corporate operating loss was largely attributable to increased management fees, severance costs, increased professional fees, primarily related to interim executive service fees and process improvement consulting, increased amortization of capitalized software, and increased pension expense. These cost increases were partially offset by a decrease in costs related to the Recapitalization Transactions.

The following presents an overview of our results of operations for the six months ended June 30, 2012 compared with the six months ended June 30, 2011.

	Six Months Ended
	June 30, 2012		June 30, 2011
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$430,932	100.0%	$444,248	100.0%
Cost of sales	374,863	87.0%	383,763	86.4%
Selling, general and administrative expenses	39,075	9.1%	38,220	8.6%
Interest expense	26,130	6.1%	23,596	5.3%
Loss on early extinguishment of debt	—	—%	22,051	5.0%
Other income, net	(235)	(0.1)%	(54)	—%
Loss before income taxes	(8,901)	(2.1)%	(23,328)	(5.3)%
(Benefit from) provision for income taxes	1,051	0.2%	(8,841)	(2.0)%
Net loss	$(9,952)	(2.3)%	$(14,487)	(3.3)%

Net Sales. Net sales for the six months ended June 30, 2012 decreased by approximately $13.3 million, or 3%, compared with the same period in 2011 due to a decrease in volume of approximately 6%, which was partially offset by an increase in the average selling price of approximately 3%. The decrease in sales volume was driven primarily by our performance packaging and our pet food and specialty packaging segments. The decrease in our pet food and specialty packaging segment was primarily attributable to unfavorable pinch seal, self-opening bag, edge seam and print rollstock bag volume. The decrease in our performance packaging segment was primarily attributable to a decrease in demand for shipping sacks and pasted valve bag volume due to lower demand of ice salt bags because of the warmer than normal winter in many parts of North America. The increase in average sales price was driven primarily by price increases, due to the pass-through of increased paper raw material prices, in our pet food and specialty packaging segment.
Cost of Sales. Cost of sales for the six months ended June 30, 2012 decreased by approximately $8.9 million, or 2%, compared with the same period in 2011. Cost of sales as a percentage of net sales decreased to 87.0%, or $374.9 million for the six months ended June 30, 2012 from 86.4% of net sales, or $383.8 million for the six months ended June 30, 2011. Cost of sales for the six months ended June 30, 2012 was unfavorably impacted primarily by a decrease in net sales as well as accelerated depreciation due to the closure of our Seymour, Indiana facility.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2012 increased by approximately $855,000, or 2%, compared with the same period in 2011. The significant components of the total increase in SG&A expenses were an increase of $1.6 million in consulting, professional, and legal fees, an increase of $1.6 million in management fees, an increase of $1.4 million in severance expenses, an increase of $1.0 million in costs related to the closure of our Seymour, Indiana facility, an increase of $427,000 in depreciation and software amortization, and an increase of $344,000 in bad debt expense. These increased expenses were partially offset by a decrease of $3.5 million related to the Recapitalization Transactions, a decrease of $1.8 million related to the acquisition of EMCS, and other lesser decreases totaling $216,000.
Interest Expense. Interest expense for the six months ended June 30, 2012 increased by approximately $2.5 million, or approximately 11%, compared with the same period in 2011 primarily due to increased interest related to higher debt levels resulting from the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Loss on Early Extinguishment of Debt. During the six months ended June 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Income Tax Expense. We recorded an income tax expense of approximately $1.1 million for the six months ended June 30, 2012, on loss before income taxes of approximately $8.9 million, or an effective tax rate of (12)%. The income tax benefit of approximately $8.8 million recorded for the same period in 2011 was based on a loss before income taxes of $23.3 million, or an effective tax rate of 38%. The effective income tax rate for the six months ended June 30, 2012 reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we recorded tax expense. The effective income tax rate for the six months ended June 30, 2012 was also impacted by an increase in the expected valuation allowance related to indefinite lived intangibles, which are amortized over 15 years for tax purposes but are not amortized for book purposes. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our pet food and specialty packaging segment had net sales of $103.4 million and $116.4 million, and operating income of $7.5 million and $14.7 million, for the six months ended June 30, 2012 and 2011, respectively. The decrease in net sales of $13.0 million was primarily due to an 11% decrease in sales volume, primarily attributable to unfavorable sales of pinch seal bags, self-opening bags, edge seam bags, print rollstock bag volume of our pet food bags and other specialty bags. The average selling price in 2012 was approximately the same as it was in 2011. The decrease in operating income of $7.2 million, or 49%, was largely due to the decrease in sales, an unfavorable sales mix and accelerated depreciation and other increased operating expenses due to the closure of the Seymour, Indiana facility, partially offset by favorable selling, general and administrative expenses.
Our consumer food and specialty packaging segment had net sales of $200.8 million and $198.3 million, and operating income of $21.9 million and $17.7 million, for the six months ended June 30, 2012 and 2011, respectively. The increase in net sales of $2.5 million was due to a 1% increase in sales volume, primarily due to the expansion of the fresh meat shrink bag business and plain rollstock sales, partially offset by a decrease in sales volume of cheese packaging and print rollstock. The increase in operating income of $4.2 million, or 24%, was due to increased sales, favorable manufacturing overhead, and decreased depreciation expense, partially offset by operational inefficiencies.
Our performance packaging segment had net sales of $82.5 million and $88.6 million, and operating income of $3.4 million and $4.3 million, for the six months ended June 30, 2012 and 2011, respectively. The decrease of $6.1 million, or 7%, in net sales from 2011 was primarily due to a decrease in volume of 10%, primarily attributable to a decrease in demand for shipping sacks and pasted valve bag volume due to lower demand of ice salt bags because of the warmer than normal winter in many parts of North America, partially offset by an increase in the average selling price of approximately 3%. The decrease in operating income of $900,000, or 21%, was primarily attributable to the decrease in net sales and unfavorable depreciation expense, partially offset by costs related to the closure of the Longview, Texas facility in 2011.
Our coated products segment had net sales of $44.2 million and $41.0 million, and operating income of $8.0 million and $6.4 million for the six months ended June 30, 2012 and 2011, respectively. The increase of $3.2 million, or 8%, in net sales was primarily a result of increased volume across several markets, particularly in the customs, electronics, optical and pre-press markets, partially offset by decreased volume in the electronics and conductives market. The increase in operating income of $1.6 million, or 25%, was primarily the result of increased sales volume and favorable sales mix.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $2.8 million for the six months ended June 30, 2012 as compared with the same period in 2011. The increase in corporate operating loss was attributable to increased management fees, increased professional fees, primarily related to interim executive service fees and process improvement consulting, increased severance costs, increased amortization of capitalized software, and increased pension expense. These cost increases were partially offset by a decrease in transition and integration costs related to the acquisition of EMCS and a decrease in costs related to the Recapitalization Transactions.

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
Although the Recapitalization Transactions significantly increased our overall amount of debt, it also increased our available liquidity and reduced the amount of required principal payments on our debt during the next three years. At June 30, 2012, we had approximately $57.6 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase this borrowing capacity by up to an additional $25.0 million under certain conditions. We believe that our expected operating cash flow and this available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for the next twelve months.
Cash Flows for the Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011
Cash flows provided by operating activities for the six months ended June 30, 2012 of $5.3 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $10.8 million (net loss of $10.0 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $20.6 million, deferred income tax benefit of $90,000 and stock compensation expense of $285,000). The net unfavorable working capital changes resulted from increased trade receivables and decreased accounts payable and accrued and other liabilities, which were partially offset by decreased inventory. Inventories decreased $9.9 million due largely to decreased quantities. Trade accounts receivable increased $6.2 million due to an increase in sales and timing of collections. Accounts payable and accrued and other liabilities decreased $10.4 million primarily due to a decrease in the quantity of raw materials and timing of payments.
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

Cash flows used in investing activities for the six months ended June 30, 2012 and 2011 were $11.6 million and $24.6 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software.
Cash flows provided by financing activities for the six months ended June 30, 2012 were $7.5 million, primarily comprised of net borrowings on the Senior Credit Facility to fund capital expenditures. Cash flows provided by financing activities for the six months ended June 30, 2011 were $40.1 million, primarily comprised of net borrowings on the Term Loan Facility and issuance of the Senior Notes partially offset by the repayment of the Former Senior Notes, a dividend to our parent company, repayment of our revolving line of credit, deferred loan costs paid and capital lease obligation payments.

Financing Arrangements as of June 30, 2012
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
Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the Term Loan Facility for $350.0 million. The Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The Term Loan Facility matures on May 31, 2017. Beginning on September 30, 2011, we began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at June 30, 2012.
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At June 30, 2012, we were in compliance with these restrictions. In connection with the Term Loan we incurred approximately $10.1 million in deferred financing costs which are being amortized over the term of the Term Loan Facility.
On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated in connection with the Recapitalization Transactions, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016. Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2012 was approximately 4.5%. In connection with the Senior Credit Facility we incurred approximately $817,000 in additional deferred financing costs which are being amortized over the term of the Senior Credit Facility.

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
At June 30, 2012, approximately $13.2 million was outstanding and approximately $57.6 million was available for additional borrowings under the Senior Credit Facility. At June 30, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility. We may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions.
Additional information about our financing arrangements as of June 30, 2012, including the Senior Notes, our Senior Credit Facility, and our Term Loan Facility, is included in Note 5 to the consolidated financial statements included elsewhere in this report.
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
Including approximately $26.1 million of interest expense incurred through June 30, 2012, we expect to incur a total of approximately $50.7 million in interest expense related to the Senior Notes and New Term Loan Facility in 2012, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2012 will be between $30.0 million and $35.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. At June 30, 2012, approximately $13.2 million of borrowings were outstanding and approximately $57.6 million was available for borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2012.
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

Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $647,000 at June 30, 2012. We recognized approximately $36,000 as our share of the income of the joint venture’s operations and received no loan payments during the three months ended June 30, 2012. We recognized approximately $30,000 as our share of income of the joint venture's operations and received loan payments of approximately $63,000 during the six month ended June 30, 2012. We may be subject to additional losses to the extent of any financial support that we provide in the future.
Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at June 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Beyond 2016
	(dollar amounts in thousands)
Long-term Debt obligations:
Term Loan Facility	$346,500	$1,750	$7,000	$7,000	$330,750
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	13,227	13,227	—	—	—
Capital lease obligations(2)	22,428	2,000	7,736	4,121	8,571
Total debt obligations	617,155	16,977	14,736	11,121	574,321
Pension funding obligations(3)	27,206	3,373	10,395	9,733	3,705
Operating lease obligations	26,141	4,107	11,461	4,560	6,013
Interest payments(4)	250,775	23,309	92,035	91,173	44,258
Total contractual obligations	$921,277	$47,766	$128,627	$116,587	$628,297

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
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at June 30, 2012 was approximately 4.5%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at June 30, 2012, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $132,000.
We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. Borrowings on the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate applicable to outstanding borrowings under the Term Loan Facility was at the minimum of 6.5% at June 30, 2012.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION

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

Date: August 10, 2012

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