Form 10-Q
period 2012-09-30
EXOPACK HOLDING CORP
filed 2012-11-13
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of November 13, 2012, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	September 30, 2012	December 31, 2011
Assets
Current assets
Cash	$1,602	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,825 and $1,708 for 2012 and 2011, respectively)	101,653	88,837
Other receivables	2,481	4,083
Inventories	98,859	113,939
Deferred income taxes	2,882	2,745
Prepaid expenses and other current assets	4,522	4,367
Total current assets	211,999	216,288
Property, plant, and equipment, net	225,598	223,035
Deferred financing costs, net	14,931	17,144
Intangible assets, net	86,361	89,179
Goodwill	69,673	69,641
Other assets	8,517	8,616
Total assets	$617,079	$623,903
Liabilities and Stockholder’s Deficit
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$19,911	$8,201
Accounts payable	75,289	84,561
Accrued liabilities	42,625	35,502
Income taxes payable	1,162	718
Total current liabilities	138,987	128,982
Long-term liabilities
Long-term debt, less current portion	577,125	579,750
Capital lease obligations, less current portion	13,916	10,775
Deferred income taxes	22,665	21,621
Other liabilities	26,166	29,101
Total long-term liabilities	639,872	641,247
Commitments and contingencies
Stockholder’s deficit
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Distributions in excess of paid-in capital	(75,654)	(76,038)
Accumulated other comprehensive loss, net	(23,659)	(25,198)
Accumulated deficit	(62,467)	(45,090)
Total stockholder’s deficit	(161,780)	(146,326)
Total liabilities and stockholder’s deficit	$617,079	$623,903
The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net sales	$210,438	$219,644	$641,370	$663,892
Cost of sales	185,129	190,546	559,992	574,309
Gross margin	25,309	29,098	81,378	89,583
Selling, general and administrative expenses	17,995	18,341	57,070	56,561
Operating income	7,314	10,757	24,308	33,022
Other expenses
Interest expense	13,170	12,976	39,300	36,572
Loss on early extinguishment of debt	—	—	—	22,051
Other (income) expense, net	(7)	(96)	(242)	(150)
Net other expenses	13,163	12,880	39,058	58,473
Loss before income taxes	(5,849)	(2,123)	(14,750)	(25,451)
Provision (benefit) for income taxes	1,576	(554)	2,627	(9,395)
Net loss	$(7,425)	$(1,569)	$(17,377)	$(16,056)

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (unaudited)
(in thousands of dollars)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net loss	$(7,425)	$(1,569)	$(17,377)	$(16,056)
Other comprehensive (loss) income:
Foreign currency translation adjustment	1,482	(1,726)	1,539	(952)
Comprehensive loss	$(5,943)	$(3,295)	$(15,838)	$(17,008)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S DEFICIT (unaudited)
(in thousands of dollars, except share data)

	Common Stock		Distributions in excess of Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2011	1	$—	$(76,038)	$(25,198)	$(45,090)	$(146,326)
Stock compensation expense	—	—	384	—	—	384
Net loss	—	—	—	—	(17,377)	(17,377)
Foreign currency translation adjustment	—	—	—	1,539	—	1,539
Balances at September 30, 2012	1	$—	$(75,654)	$(23,659)	$(62,467)	$(161,780)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities
Net loss	$(17,377)	$(16,056)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	29,988	30,224
Deferred income tax provision (benefit)	859	(10,508)
Stock compensation expense	384	305
Loss on early extinguishment of debt	—	11,883
Loss on sale and disposition of property, plant and equipment	195	909
Changes in operating assets and liabilities:
Receivables	(12,186)	(3,255)
Inventories	15,654	(7,011)
Prepaid expenses and other assets	1,366	(776)
Accounts payable and accrued and other liabilities	(4,997)	(13,879)
Income tax receivable/payable	399	(72)
Net cash provided by (used in) operating activities	14,285	(8,236)
Cash flows from investing activities
Repayments from joint venture	124	85
Purchases of property, plant and equipment, including capitalized software	(21,253)	(34,779)
Proceeds from sales of property, plant and equipment	7	1,383
Net cash used in investing activities	(21,122)	(33,311)
Cash flows from financing activities
Repayment of subordinated term loan	—	(33)
Issuance of term loan	—	350,000
Repayments of term loan	(2,625)	(875)
Repayment of capital lease obligations	(1,899)	(1,447)
Deferred loan costs paid	(96)	(17,753)
Dividend to parent	—	(150,000)
Issuance of senior notes	—	235,000
Repayment of former senior notes	—	(320,000)
Borrowings under revolving credit facility	545,796	809,215
Repayments of revolving credit facility	(535,053)	(863,694)
Net cash provided by financing activities	6,123	40,413
Effect of exchange rate changes on cash	(1)	(63)
Decrease in cash	(715)	(1,197)
Cash
Beginning of period	2,317	2,508
End of period	$1,602	$1,311

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
The Company operates eighteen manufacturing facilities located throughout the United States, United Kingdom, Canada and China. The Company operates seven manufacturing facilities in the food packaging segment, of which the Company leases one and owns the remaining six facilities. The Company operates eight manufacturing facilities in the non-food packaging segment, of which the Company leases three, including one in Concord, Canada, and owns the remaining five facilities. The Company operates three manufacturing facilities in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one manufacturing facility in Guangzhou, China. During the second quarter of 2012, the Company announced a plan to close its manufacturing facility located in Seymour, Indiana. The Company is consolidating its consumer multiwall packaging operations into other facilities located in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa. The final transition of equipment and inventory from the Seymour facility to the other facilities is scheduled for completion during the fourth quarter of 2012.
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

Variable Interest Entity
During 2009, the Company entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). The Company determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board ("FASB") related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $582,000 at September 30, 2012. The Company recognized approximately $3,000 as its share of loss from the joint venture's operations and received loan payments of approximately $63,000 during the three months ended September 30, 2012. The Company recognized approximately $27,000 as its share of income from the joint venture and received loan payments of approximately $125,000 during the nine months ended September 30, 2012. The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.
Financial Assets and Financial Liabilities Measured at Fair Value
The fair values of the Company’s financial assets and financial liabilities listed below reflect the amounts that would be received upon the sale of the assets or paid to transfer the liabilities in an orderly transaction between market participants at the measurement date (exit price).
The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. At September 30, 2012, the carrying value of these financial instruments, excluding the Senior Notes portion of the long-term debt, approximates fair value because of the short-term maturities of these instruments.
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
The fair value measurements of the Company’s Senior Notes are primarily determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
The carrying values and estimated fair value of the Senior Notes at September 30, 2012 were:

	September 30, 2012
(in thousands of dollars)	Carrying Value	Fair Value (Level 2)
Senior Notes	$235,000	$225,600

The Company does not have any financial instruments measured under the Level 3 hierarchy.

2.	Recent Accounting Pronouncements
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
FASB ASU No. 2012-02, Goodwill and Other Testing Indefinite-Lived Intangible Assets for Impairment, annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance.

3.	Inventories
The Company’s inventories are stated at the lower of cost or market. The cost of substantially all inventories is determined primarily using the first-in, first-out and weighted average method. Inventories are summarized as follows:

(in thousands of dollars)	September 30, 2012	December 31, 2011
Inventories
Raw materials and supplies	$37,423	$40,580
Work in progress	15,799	15,191
Finished goods	45,637	58,168
Total inventories	$98,859	$113,939

4.	Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company does not amortize goodwill, but does assess the recoverability of goodwill annually or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. Effective July 1, 2012, the Company began implementing an organizational change to bring management closer to its customers and facility operations, to further increase focus on sales growth and operational excellence, and to provide a more effective basis for management decisions. In connection with these organizational changes, the Company re-evaluated its segment reporting. As a result of the reorganization, the Company's operations now consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as "EAC"). Due to this triggering event, the Company tested goodwill for impairment as of July 31, 2012 and reallocated goodwill based on the new segments. No impairment was noted during our testing.

The Company had total goodwill of approximately $69.7 million at September 30, 2012 and $69.6 million at December 31, 2011. A summary of the reallocation in goodwill for the nine months ended September 30, 2012 is as follows:

(in thousands of dollars)	Food Packaging Segment	Non-Food Packaging Segment	Coated Products Segment	Total
Goodwill at July 1, 2012	$32,924	$21,560	$15,157	$69,641
Foreign currency translation			32	32
Goodwill at September 30, 2012	$32,924	$21,560	$15,189	$69,673
Impairment or other expenses associated with changes in goodwill, with the exception of approximately $3.3 million and $1.9 million of goodwill assigned to the Company’s food packaging segment and coated products segments, respectively, are not deductible for tax purposes.
The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	September 30, 2012	December 31, 2011
Intangible assets
Definite-lived intangible assets:
Customer lists (amortized over 10-21 years)	$43,300	$43,276
Patents (amortized over 2-15 years)	7,163	7,163
Trademarks and trade names (amortized over 20 years)	2,629	2,618
	53,092	53,057
Accumulated amortization	(17,731)	(14,878)
Net definite-lived intangible assets	35,361	38,179
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$86,361	$89,179

The increase in gross intangible assets during the nine months ended September 30, 2012 was due solely to the change in the exchange rate between the United States dollar and the British pound during the period. Amortization expense for definite-lived intangible assets for the three months ended September 30, 2012 and 2011 was approximately $947,000 and $948,000, respectively, and for the nine months ended September 30, 2012 and 2011 was approximately $2.8 million and $2.9 million, respectively. Future amortization for definite-lived customer lists, patents and trademarks and trade names is estimated to be approximately $1.0 million for the remainder of 2012, approximately $3.8 million for each of the years 2013 through 2014, approximately $3.5 million for 2015 and approximately $2.6 million for 2016. The Company tested indefinite-lived intangible assets - trademarks and trade names for impairment as of July 31, 2012. No impairment was identified as a result of the testing.

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

•

The balances due under long-term debt agreements at September 30, 2012 and December 31, 2011 were as follows:

(in thousands of dollars)	September 30, 2012	December 31, 2011
Senior Notes	$235,000	$235,000
Term Loan Facility	345,625	348,250
Senior Credit Facility	13,527	2,712
Capital Leases	16,800	12,764
Total debt	610,952	598,726
Less: Current portion	19,911	8,201
Total long-term debt	$591,041	$590,525

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
The Company and all of its domestic restricted subsidiaries have guaranteed the Senior Notes. See Note 13 for supplemental guarantor financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness or issue preferred stock, pay dividends or make other distributions or repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets and issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. At September 30, 2012, the Company was in compliance with these restrictions.
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
Beginning on September 30, 2011, the Company began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the

British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at September 30, 2012.
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
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company that are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. At September 30, 2012, the Company was in compliance with these restrictions.
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
On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at September 30, 2012 and December 31, 2011. At September 30, 2012, approximately $13.5 million was outstanding and approximately $57.3 million was available for additional borrowings under the Senior Credit Facility.
The Company may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions. At September 30, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.
Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2012 was approximately 4.4%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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
The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At September 30, 2012, the Company was in compliance with these covenants.
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

The components of the Company's capital leases at September 30, 2012 were as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short-Term	Long-Term	Total

(in thousands of dollars)

Sale/Leaseback Lease	5 years	$5,154	$(2,319)	$2,835	$966	$1,957	$2,923

EMCS Real Estate Lease	9 years	4,270	(320)	3,950	90	4,193	4,283

EMCS Equipment Lease	4 years	3,807	(2,141)	1,666	922	1,003	1,925

Thomasville Real Estate Lease	10.3 years	2,307	(242)	2,065	148	2,011	2,159

Tifton Equipment Lease	7 years	5,936	(424)	5,512	758	4,752	5,510

Total		$21,474	$(5,446)	$16,028	$2,884	$13,916	$16,800

6.	Stock Option Plan
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
The FASB revised guidance related to share based payments in December of 2004. This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no future material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2012 and 2011. The prospective method also requires nonpublic companies to record compensation costs in accordance with the new guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the new guidance is being recorded ratably over the vesting period of five years. CPG issued options to purchase 23,000 and 4,500 common shares during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded stock compensation expense of approximately $100,000 and $148,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $384,000 and $305,000 during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $1.3 million. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 2.7 years.
The fair value of options granted during the nine months ended September 30, 2012 was estimated using the Black-Scholes pricing model. The estimated fair value of $45 per share was based on a 10-year weighted-average expected life, a risk-free interest rate of 2.0% and volatility of 40%.

The following tables summarize information about stock options outstanding at September 30, 2012 (there were no stock options exercisable at September 30, 2012).

	Options Outstanding
Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life
$72	33,500	3.3
$130	1,500	5.0
$140	3,700	5.0
$184	200	5.0
$163	8,800	5.0
$139	7,500	7.9
$85	3,000	9.5
	58,200	6.0

	Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life
Options outstanding at December 31, 2011	70,700	$107.12
Granted	23,000	$84.98
Forfeited	(35,500)	$102.38
Options outstanding at September 30, 2012	58,200	$101.27	—	6.0
There were 41,800 options available for grant under the 2005 Stock Option Plan at September 30, 2012.

7.	Employee Benefit Plans and Other Programs
Defined Benefit Plans
The pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”) (collectively, the “Pension Plans”) were transferred to and assumed by the Company in connection with the acquisition of Exopack in 2005. Substantially all full-time employees of Exopack, LLC hired prior to June 30, 2003 were eligible to participate in the Retirement Plan. The Pension Plans were frozen prior to the acquisition of Exopack in 2005. Accordingly, the employees’ final benefit calculation under the Pension Plans was the benefit they had earned under the Pension Plans as of the date the Pension Plans were frozen. This benefit will not be diminished, subject to the terms and conditions of the Pension Plans, which remain in effect. The Company also sponsors a postretirement benefit plan covering, on a restricted basis, certain Exopack employees pursuant to a collective bargaining agreement.
In conjunction with the EMCS acquisition, the Company assumed a defined benefit pension plan for certain employees at the Menasha, Wisconsin facility. Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC.

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and nine months ended September 30, 2012 and 2011:

Pension plans	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$122	$87	$360	$305
Interest cost	829	893	2,521	2,487
Expected return on plan assets	(930)	(880)	(2,542)	(2,436)
Amortization of net actuarial losses	654	102	1,708	299
Net periodic benefit cost	$675	$202	$2,047	$655

Postretirement benefit plan	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Service cost	$6	$6	$18	$18
Interest cost	7	8	21	24
Amortization of net actuarial gains	(4)	(4)	(12)	(12)
Net periodic benefit cost	$9	$10	$27	$30

The Company contributed approximately $2.5 million and $1.8 million, to the Retirement Plan during the three months ended September 30, 2012 and 2011, respectively and approximately $3.9 million and $2.7 million during the nine months ended September 30, 2012 and 2011, respectively. Contributions of approximately $458,000 are expected to be made to the Retirement Plan during the remainder of 2012. At September 30, 2012, the fair value of the assets of the Pension Plans was estimated at $54.9 million, up from $47.2 million at December 31, 2011.

Retirement Plan for Employees of Exopack Performance Films, Inc.
On January 29, 2008, the Company adopted the Retirement Plan for employees of Exopack Performance Films, Inc., retroactive to December 1, 2007. Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan. The Company contributed approximately $78,000 and $82,000 to the defined contribution plan during the three months ended September 30, 2012 and 2011, respectively, and approximately $226,000 and $241,000 during the nine months ended September 30, 2012 and 2011, respectively.
Exopack, LLC Savings Plan
The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. Employee contributions to the plan are partially matched by the Company. Company matching contributions vest immediately. Expense totaled approximately $963,000 and $481,000 for the three months ended September 30, 2012 and 2011, respectively and approximately $1.5 million and $1.5 million for the nine months ended September 30, 2012 and 2011, respectively.
Deferred Compensation Agreements
The Company has unfunded deferred compensation agreements assumed in connection with the acquisition of Cello-Foil in 2005. The Company is obligated to provide certain deferred compensation for covered individuals over specified periods beginning at age 62. The deferred compensation liability for these agreements was approximately $213,000 and $261,000 at September 30, 2012 and December 31, 2011, respectively (recorded in “other liabilities” in the accompanying consolidated balance sheets). Deferred compensation expense for each of the three and nine months ended September 30, 2012 and 2011 was insignificant.

Management Incentive Compensation Plan
The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $555,000 and $411,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $941,000 and $2.0 million for the nine months ended September 30, 2012 and 2011, respectively, for benefits under the management incentive compensation plan.
Option Holder Bonus Agreements
During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provided for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of approximately $168,000 and $322,000 during the three months ended September 30, 2012 and 2011, respectively, and approximately $533,000 and $3.9 million during the nine months ended September 30, 2012 and 2011, respectively.

8.	Severance Expenses
During the three and nine months ended September 30, 2012 and 2011, the Company terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, the Company recorded employee termination costs of approximately $749,000 and $646,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $2.9 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. The amounts were included in “Selling, general and administrative expenses" in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, the Company paid approximately $2.0 million through September 30, 2012, and approximately $1.9 million remained accrued for employee termination benefits at September 30, 2012. The Company expects that the accrued amount will be paid in 2012 and 2013.

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

The following table summarizes the components of accumulated other comprehensive loss and the changes in accumulated other comprehensive loss for the nine months ended September 30, 2012:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability	Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
Balances at December 31, 2011	$(1,161)	$(27,813)	$3,776	$(25,198)
Year-to date net change	1,539	—	—	1,539
Balances at September 30, 2012	$378	$(27,813)	$3,776	$(23,659)

11.	Related Party Transactions
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
The Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $1.5 million and $1.5 million during the three months ended September 30, 2012 and 2011, respectively, and approximately $4.5 million and $3.0 million during the nine months ended September 30, 2012 and 2011, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying consolidated statements of operations.
The Company incurred approximately $15,000 and $12,000 for certain additional consulting fees from Sun Capital Management during the three months ended September 30, 2012 and 2011, respectively, and approximately $43,000 and $40,000 during the nine months ended September 30, 2012 and 2011, respectively.
Fees Related to Transactions
In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. During the year ended December 31, 2011, the Company incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. These fees are included in "deferred financing costs" in the accompanying consolidated balance sheets. There were no transaction fees for the three and nine months ended September 30, 2012.
Dividends Paid
As part of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

12.	Segments and Significant Customers
Segments
Effective July 1, 2012 the Company determined that reorganization was appropriate to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of the reorganization, the Company's operations consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (commonly referred to as EAC). Previously, the Company reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and packaging specialty; 3) performance packaging; and 4) coated products.
The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information. In accordance with FASB guidance, the Company reviewed certain qualitative factors were reviewed in identifying and determining reporting segments. These factors are as follows: 1) nature of the products; 2) nature of the production processes and major raw material inputs; 3) class of consumer for each product; and 4) methods used to distribute each product. While all of these factors were reviewed, the most relevant factors are the nature of the products and the type of customers served. The types of products sold from each segment are similar in nature and have a similar customer base. Food and beverage products and pet food are produced for the retail market and are similar in nature and in terms of end use, and are therefore included in the food segment. Building materials, consumer goods and chemicals and minerals are primarily provided to the industrial market. As a result, these products were included in the non-food segment. The coated products segment is aimed at producing items for the medical devices, electronics, and optical films industries. These products are individually distinct from other reportable segments and have been combined into a separate dedicated segment. The Company evaluates segment performance based on operating income or loss. Segment operating results for fiscal year 2011 have been revised to conform to the reorganization of the Company's operating segments.
The Company evaluates performance based on profit or loss from operations. For the three and nine months ended September 30, 2012 and 2011, segment data included a charge allocating certain corporate costs to each of its segments, as summarized in the table below:

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Food packaging	$3,386	$3,508	$10,482	$11,048
Non-food packaging	1,094	1,177	3,431	3,946
Total allocations	$4,480	$4,685	$13,913	$14,994

Not all corporate costs have been allocated to an operating segment. Due to the unique nature of the products in the coated products segment, meaningful savings cannot be realized through shared functions at the corporate level. Therefore, corporate costs were only allocated to the food and non-food segments during the three and nine months ended September 30, 2012 or 2011.
While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

The table below presents information about the Company’s reportable segments for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
(in thousands of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues from external customers:
Food packaging	$122,492	$128,603	$374,819	$394,511
Non-Food packaging	67,312	70,376	201,714	207,739
Coated products	20,634	20,665	64,837	61,642
Total	$210,438	$219,644	$641,370	$663,892
Intersegment revenues:
Food packaging	$1,303	$2,263	$4,874	$6,299
Non-Food packaging	891	476	1,923	1,588
Coated products	—	—	—	—
Total	$2,194	$2,739	$6,797	$7,887
Operating income:
Food packaging	$7,729	$9,552	$27,758	$33,198
Non-Food packaging	4,696	6,062	15,337	15,405
Coated products	4,247	2,939	11,984	9,042
Corporate	(9,358)	(7,796)	(30,771)	(24,623)
Total	7,314	10,757	24,308	33,022
Interest expense - Corporate	13,170	12,976	39,300	36,572
Loss on early extinguishment of debt	—	—	—	22,051
Other income, net	(7)	(96)	(242)	(150)
Loss before income taxes	$(5,849)	$(2,123)	$(14,750)	$(25,451)

Significant Customers
One customer, primarily in the food packaging segment, accounted for 10.2% of the Company's net sales during the nine months ended September 30, 2012. No customer accounted for more than 10% of the Company’s net sales during the nine months ended September 30, 2011. One customer, primarily within the Company’s food packaging segment, accounted for 11.9% and 11.3% of the Company’s total accounts receivable at September 30, 2012 and December 31, 2011, respectively.

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
The following consolidating financial statements present the balance sheets as of September 30, 2012 and December 31, 2011, the statements of operations and comprehensive (loss) income for the three and nine months ended September 30, 2012 and 2011, and the statements of cash flows for the nine months ended September 30, 2012 and 2011, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF SEPTEMBER 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$18	$1,584	$—	$1,602
Trade accounts receivable (net of allowance for uncollectible accounts of $1,825)	—	81,458	20,195	—	101,653
Other receivables	—	2,222	340	(81)	2,481
Inventories	—	84,640	14,219	—	98,859
Deferred income taxes	—	2,799	83	—	2,882
Prepaid expenses and other current assets	—	3,335	1,187	—	4,522
Total current assets	—	174,472	37,608	(81)	211,999
Property, plant, and equipment, net	—	200,886	24,712	—	225,598
Deferred financing costs, net	5,628	9,303	—	—	14,931
Intangible assets, net	—	85,831	530	—	86,361
Goodwill	—	68,943	730	—	69,673
Investment in subsidiaries	—	14,575	—	(14,575)	—
Intercompany receivables	35,639	30,534	—	(66,173)	—
Deferred income taxes	64,976	—	—	(64,976)	—
Other assets	—	8,512	5	—	8,517
Total assets	$106,243	$593,056	$63,585	$(145,805)	$617,079
Liabilities and Stockholder’s (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$16,472	$3,439	$—	$19,911
Accounts payable	—	65,584	9,705	—	75,289
Accrued liabilities	7,833	32,108	2,684	—	42,625
Income taxes payable	—	—	1,243	(81)	1,162
Total current liabilities	7,833	114,164	17,071	(81)	138,987
Long-term liabilities
Long-term debt, less current portion	235,000	342,125	—	—	577,125
Capital lease obligations, less current portion	—	13,916	—	—	13,916
Deferred income taxes	—	86,538	1,103	(64,976)	22,665
Intercompany payables	1,605	34,171	30,397	(66,173)	—
Deficiency in excess of investment in subsidiaries	23,585	—	—	(23,585)	—
Other liabilities	—	25,727	439	—	26,166
Total long-term liabilities	260,190	502,477	31,939	(154,734)	639,872
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) additional paid-in capital	(75,654)	(75,654)	30,981	44,673	(75,654)
Accumulated other comprehensive (loss) income, net	(23,659)	(23,659)	(1,715)	25,374	(23,659)
(Accumulated deficit) retained earnings	(62,467)	75,728	(14,691)	(61,037)	(62,467)
Total stockholder’s (deficit) equity	(161,780)	(23,585)	14,575	9,010	(161,780)
Total liabilities and stockholder’s equity (deficit)	$106,243	$593,056	$63,585	$(145,805)	$617,079

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$111	$2,206	$—	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,708)	—	76,009	12,828	—	88,837
Other receivables	—	3,467	645	(29)	4,083
Inventories	—	96,602	17,337	—	113,939
Deferred income taxes	—	2,665	80	—	2,745
Prepaid expenses and other current assets	—	3,306	1,061	—	4,367
Total current assets	—	182,160	34,157	(29)	216,288
Property, plant, and equipment, net	—	198,075	24,960	—	223,035
Deferred financing costs, net	6,286	10,858	—	—	17,144
Intangible assets, net	—	88,632	547	—	89,179
Goodwill	—	68,943	698	—	69,641
Investment in subsidiaries	—	13,493	—	(13,493)	—
Intercompany receivables	44,314	27,607	—	(71,921)	—
Deferred income tax	64,976	—	—	(64,976)	—
Other assets	—	8,521	95	—	8,616
Total assets	$115,576	$598,289	$60,457	$(150,419)	$623,903
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$6,528	$1,673	$—	$8,201
Accounts payable	—	71,629	12,932	—	84,561
Accrued liabilities	1,959	30,999	2,544	—	35,502
Income taxes payable	—	—	747	(29)	718
Total current liabilities	1,959	109,156	17,896	(29)	128,982
Long-term liabilities
Long-term debt, less current portion	235,000	344,750	—	—	579,750
Capital lease obligations, less current portion	—	10,775	—	—	10,775
Deferred income taxes	—	85,514	1,083	(64,976)	21,621
Intercompany payables	—	44,450	27,471	(71,921)	—
Deficiency in excess of investment in subsidiaries	24,943	—	—	(24,943)	—
Other liabilities	—	28,587	514	—	29,101
Total long-term liabilities	259,943	514,076	29,068	(161,840)	641,247
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Additional paid-in capital	(76,038)	(76,038)	30,180	45,858	(76,038)
Accumulated other comprehensive (loss) income, net	(25,198)	(25,198)	(2,293)	27,491	(25,198)
(Accumulated deficit) retained earnings	(45,090)	76,293	(14,394)	(61,899)	(45,090)
Total stockholder’s (deficit) equity	(146,326)	(24,943)	13,493	11,450	(146,326)
Total liabilities and stockholder’s equity (deficit)	$115,576	$598,289	$60,457	$(150,419)	$623,903

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,582	$32,790	$(5,934)	$210,438
Cost of sales	—	162,816	28,247	(5,934)	185,129
Gross margin	—	20,766	4,543	—	25,309
Selling, general and administrative expenses	99	16,715	1,181	—	17,995
Operating (loss) income	(99)	4,051	3,362	—	7,314
Other expenses (income)
Interest expense	5,473	7,222	475	—	13,170
Other (income) expense, net	—	(2,098)	212	1,879	(7)
Net other expense	5,473	5,124	687	1,879	13,163
(Loss) income before income taxes	(5,572)	(1,073)	2,675	(1,879)	(5,849)
Provision for income taxes	—	1,027	549	—	1,576
Net (loss) income before equity in earnings of affiliates	(5,572)	(2,100)	2,126	(1,879)	(7,425)
Equity in earnings (loss) of affiliates	(1,853)	247	—	1,606	—
Net (loss) income	$(7,425)	$(1,853)	$2,126	$(273)	$(7,425)
Comprehensive (loss) income	$(5,943)	$(1,853)	$3,608	$(1,755)	$(5,943)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$192,771	$31,523	$(4,650)	$219,644
Cost of sales	—	167,569	27,627	(4,650)	190,546
Gross margin	—	25,202	3,896	—	29,098
Selling, general and administrative expenses	147	16,282	1,912	—	18,341
Operating (loss) income	(147)	8,920	1,984	—	10,757
Other expenses (income)
Interest expense	5,468	7,021	487	—	12,976
Other (income) expense, net	—	(207)	111	—	(96)
Net other expense	5,468	6,814	598	—	12,880
(Loss) income before income taxes	(5,615)	2,106	1,386	—	(2,123)
(Benefit from) provision for income taxes	(1,735)	847	334	—	(554)
Net (loss) income before equity in earnings of affiliates	(3,880)	1,259	1,052	—	(1,569)
Equity in earnings (loss) of affiliates	2,311	1,052	—	(3,363)	—
Net (loss) income	$(1,569)	$2,311	$1,052	$(3,363)	$(1,569)
Comprehensive (loss) income	$(3,295)	$2,311	$(674)	$(1,637)	$(3,295)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$561,515	$97,462	$(17,607)	$641,370
Cost of sales	—	492,525	85,074	(17,607)	559,992
Gross margin	—	68,990	12,388	—	81,378
Selling, general and administrative expenses	384	51,765	4,921	—	57,070
Operating (loss) income	(384)	17,225	7,467	—	24,308
Other expenses (income)
Interest expense	16,428	21,423	1,449	—	39,300
Other (income) expense, net	—	(4,910)	575	4,093	(242)
Net other expense	16,428	16,513	2,024	4,093	39,058
(Loss) income before income taxes	(16,812)	712	5,443	(4,093)	(14,750)
Provision for income taxes	—	980	1,647	—	2,627
Net (loss) income before equity in earnings of affiliates	(16,812)	(268)	3,796	(4,093)	(17,377)
Equity in earnings (loss) of affiliates	(565)	(297)	—	862	—
Net (loss) income	$(17,377)	$(565)	$3,796	$(3,231)	$(17,377)
Comprehensive (loss) income	$(15,838)	$(565)	$5,335	$(4,770)	$(15,838)

CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$584,311	$94,316	$(14,735)	$663,892
Cost of sales	—	505,922	83,122	(14,735)	574,309
Gross margin	—	78,389	11,194	—	89,583
Selling, general and administrative expenses	304	51,350	4,907	—	56,561
Operating (loss) income	(304)	27,039	6,287	—	33,022
Other expenses (income)
Interest expense	23,324	11,815	1,433	—	36,572
Loss on early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(1,531)	381	1,000	(150)
Net other expense	45,375	10,284	1,814	1,000	58,473
(Loss) income before income taxes	(45,679)	16,755	4,473	(1,000)	(25,451)
(Benefit from) provision for income taxes	(16,982)	6,506	1,081	—	(9,395)
Net (loss) income before equity in earnings of affiliates	(28,697)	10,249	3,392	(1,000)	(16,056)
Equity in earnings (loss) of affiliates	12,641	2,392	—	(15,033)	—
Net income (loss)	$(16,056)	$12,641	$3,392	$(16,033)	$(16,056)
Comprehensive (loss) income	$(17,008)	$12,641	$2,440	$(15,081)	$(17,008)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(17,377)	$(565)	$3,796	$(3,231)	$(17,377)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	754	26,658	2,831	—	30,243
Equity in (earnings) loss of affiliates	565	297	—	(862)	—
Deferred income tax provision (benefit)	—	890	(31)	—	859
Stock compensation expense	384	384	—	(384)	384
Loss on sale and disposition of property, plant and equipment	—	195	—	—	195
Changes in operating assets and liabilities:
Receivables	—	(5,449)	(6,737)	—	(12,186)
Inventories	—	11,962	3,692	—	15,654
Prepaid expenses and other assets	—	869	242	—	1,111
Accounts payable and accrued and other liabilities	5,874	(7,219)	(3,652)	—	(4,997)
Income tax receivable/payable	—	(51)	450	—	399
Net cash (used in) provided by operating activities	(9,800)	27,971	591	(4,477)	14,285
Cash flows from investing activities
Repayments from joint venture	—	124	—	—	124
Purchases of property, plant and equipment, including capitalized software	—	(19,674)	(1,579)	—	(21,253)
Proceeds from sales of property, plant and equipment	—	7	—	—	7
Investments in subsidiaries	(384)	—	—	384	—
Net cash (used in) provided by investing activities	(384)	(19,543)	(1,579)	384	(21,122)
Cash flows from financing activities
Repayments of term loan	—	(2,625)	—	—	(2,625)
Repayment of capital lease obligations	—	(1,899)	—	—	(1,899)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(4,093)	4,093	—
Borrowings under revolving credit facility	—	493,692	52,104	—	545,796
Repayments of revolving credit facility	—	(484,644)	(50,409)	—	(535,053)
Intercompany (repayments) borrowings	10,280	(13,206)	2,926	—	—
Capital contribution from guarantors	—	(800)	800	—	—
Net cash (used in) provided by financing activities	10,184	(9,482)	1,328	4,093	6,123
Effect of exchange rate changes on cash	—	961	(962)	—	(1)
Increase in cash	—	(93)	(622)	—	(715)
Cash
Beginning of period	—	111	2,206	—	2,317
End of period	$—	$18	$1,584	$—	$1,602

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(16,056)	$12,641	$3,392	$(16,033)	$(16,056)
Adjustments to reconcile net (loss) income to net cash (used in)provided by operating activities:
Depreciation and amortization	2,200	25,240	2,784	—	30,224
Equity in (earnings) loss of affiliates	(12,641)	(2,392)	—	15,033	—
Deferred income tax (benefit) provision	(16,982)	6,505	(31)	—	(10,508)
Stock compensation expense	305	305	—	(305)	305
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sales and disposal of property, plant and equipment	—	971	(62)	—	909
Changes in operating assets and liabilities:
Receivables	—	(878)	(2,377)	—	(3,255)
Inventories	—	(4,293)	(2,718)	—	(7,011)
Prepaid expenses and other assets	—	(688)	(88)	—	(776)
Accounts payable and accrued and other liabilities	(7,166)	(5,790)	(923)	—	(13,879)
Income tax receivable/payable	—	(89)	17	—	(72)
Net cash (used in) provided by operating activities	(38,457)	31,532	(6)	(1,305)	(8,236)
Cash flows from investing activities
Investment in joint venture	—	85	—	—	85
Purchases of property, plant and equipment	—	(29,473)	(5,306)	—	(34,779)
Proceeds from sales of property, plant and equipment	—	1,318	65	—	1,383
Investments in subsidiaries	(305)	—	—	305	—
Net cash (used in) provided by investing activities	(305)	(28,070)	(5,241)	305	(33,311)
Cash flows from financing activities
Repayment of subordinated term loans	—	(33)	—	—	(33)
Issuance of new term loan	—	350,000	—	—	350,000
Repayments of new term loan	—	(875)	—	—	(875)
Repayment of capital lease obligations	—	(1,447)	—	—	(1,447)
Deferred loan costs paid	(6,788)	(10,965)	—	—	(17,753)
Dividends paid	—	(150,000)	(1,000)	1,000	(150,000)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Borrowings under revolving credit facility	—	748,233	60,982	—	809,215
Repayments of revolving credit facility	—	(797,948)	(65,746)	—	(863,694)
Intercompany borrowings (repayments)	130,550	(133,356)	2,806	—	—
Capital contributions from guarantors	—	(6,198)	6,198	—	—
Net cash provided by (used in) financing activities	38,762	(2,589)	3,240	1,000	40,413
Effect of exchange rate changes on cash	—	(849)	786	—	(63)
Increase (decrease) in cash	—	24	(1,221)	—	(1,197)
Cash
Beginning of period	—	48	2,460	—	2,508
End of period	$—	$72	$1,239	$—	$1,311

14.	Income Taxes
Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from its Canadian subsidiaries, and considers these earnings to be permanently invested outside the U.S. As a result, no deferred tax liability has been recognized for earnings from the Company's Canadian subsidiaries. The Company has provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries. The Company established a valuation allowance of approximately $9.2 million during the year ended December 31, 2011 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangibles that are not going to provide a source of taxable income in the foreseeable future. For the nine months ended September 30, 2012, no benefit was recorded for the domestic loss and a portion of the Canadian loss as the Company does not currently believe these losses will result in a future tax benefit.
The Company's effective income tax rate for the three months ended September 30, 2012 and 2011 was approximately (27)% and 26%, and for the nine months ended September 30, 2012 and 2011 was approximately (18)% and 37%, respectively, which reflects losses which the Company does not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which the Company recorded tax expense. In addition, the effective income tax rate for the three months ended September 30, 2012 was impacted by an increase in the expected valuation allowance related to the indefinite lived intangibles mentioned above, which are amortized over 15 years for tax purposes but are not amortized for book purposes. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended September 30, 2012, the Company set its effective income tax rate based on those jurisdictions and entities where it expects to have book income for the year and excluded recording a benefit for loss on those jurisdictions for which it expects to derive no future benefit. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statement Regarding Forward-Looking Statements
This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended September 30, 2012 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

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

•
it is uncertain when our search for a new chief executive officer and chief financial officer will be completed, and a prolonged search for these positions, or the loss of other key individuals could disrupt our operations and harm our business;

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
We are a provider of flexible packaging, film products, and specialty substrates primarily based in North America with locations in Europe and China. We design, manufacture and supply plastic and paper-based flexible packaging, film products and precision coated substrates to approximately 1,400 customers in a variety of industries, including food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden, and building materials industries, among others. We have 18 manufacturing facilities in the Unites States, Canada, United Kingdom and China. We provide packaging and film products for many of the world's most well-known brands. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.
We generate revenues, earnings and cash flows from the sale of flexible packaging, film and coated products primarily in the United States, Canada, Europe, and China. Management views net sales and operating income as the primary indicators of our financial performance.
Due to the slow demand for pet food packaging in early 2012, we made the decision to close the Seymour, Indiana facility during the second quarter of 2012 and merge its production into the Spartanburg, South Carolina facility. We intend to make the Spartanburg facility a Center of Excellence for Pet Food packaging that will be responsive to and focused on the needs of our customers.
The closure of the Seymour facility had a significant impact on our third quarter 2012 results. The facility was closed on an expedited basis at the end of the second quarter of 2012 and we experienced difficulties transferring the equipment to Spartanburg. In addition, we had inadequate inventory to support our customers during the movement of the equipment and some customer shipments were delayed. In the process we were forced to outsource some production and hire and train, additional on the relocated equipment, which created excess costs and operating inefficiencies.

The closure costs through the third quarter of 2012 accumulated to $6.4 million, and are broken down as follows:

(amounts in thousands)
Artwork	$207.40
Severance	303.00
Freight	528.20
Equipment relocation	981.10
Consulting, inventory adjustments and other closure expenses	1,573.80
Labor, training and waste inefficiencies	2,816.50
Total costs	$6,410.00

The transition is now substantially complete. The relocated equipment is running in the new location, new employees are trained, efficiencies are improving and customer lead times are returning to normal. The end result is a positive one for us and our customers as there is now a streamlined manufacturing platform that positions us for future growth and operational success.

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
We used the proceeds from the Recapitalization Transactions to repay all of the outstanding Former Senior Notes, including accrued interest of $12.3 million and early redemption and consent costs of $10.2 million, repaid borrowings outstanding under the Senior Credit Facility of $73.7 million, paid a dividend to an affiliate of Sun Capital of $150.0 million and funded total financing costs of approximately $17.7 million. See Note 5 to our consolidated financial statements included elsewhere in this quarterly report and "Financing Arrangements as of September 30, 2012" below for further information regarding the Recapitalization Transactions and our current financing arrangements.
Reportable Segments
Effective July 1, 2012 we determined that reorganization was an appropriate step to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of organizational changes, we re-evaluated our segment reporting in the second quarter of 2012. As a result of the reorganization, our operations now consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as EAC). Previously, we reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and specialty packaging; 3) performance packaging; and 4) coated products.
In accordance with FASB guidance we reviewed certain qualitative factors in identifying and determining reporting segments. These factors are as follows: 1) nature of the products; 2) nature of the production processes and major raw material inputs; 3) class of consumer for each product; and 4) methods used to distribute each product. While all of these factors were reviewed, we believe that the most significant factors for us are the nature of our products and the type of customers served. We believe that the types of products sold from each segment are similar in nature and in customer base. Food and beverage products and pet food are produced for the retail market and are similar in nature in terms of end use, and are therefore included in the food segment. Building materials, consumer goods, lawn and garden, and chemicals and minerals are primarily provided to the industrial market. As a result, these products were included in the non-food segment. The coated products segment is aimed at producing items for the medical devices, electronics, and optical films industries. These products are individually distinct from our other reportable segments and have been combined into a separate dedicated segment. We evaluate segment performance based on operating income or loss. We have revised segment operating results for fiscal year 2011 to conform to the reorganization of the Company's operating segments.
Severance Expenses
During the three and nine months ended September 30, 2012 and 2011, we terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, we recorded employee termination costs of approximately $749,000 and $646,000 for the three months ended September 30, 2012 and 2011, respectively, and approximately $2.9 million and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. These amounts were included in “Selling, general and administrative expenses” in the consolidated statements of operations. Approximately $858,000 in severance was accrued at December 31, 2011. Of these amounts, we paid approximately $2.0 million through September 30, 2012 and approximately $1.9 million remained accrued for employee termination benefits at September 30, 2012. We expect that the remaining $1.9 million will be paid in 2012 and 2013.
Management Changes
During the nine months ended September 30, 2012, we announced certain changes to our executive management team. Jack E. Knott, the Executive Chairman of our Board of Directors, is currently providing the executive services previously provided by our Chief Executive Officer. Duane Owens, the Company's Treasurer and Director of Investor Relations is currently serving as interim Chief Financial Officer. Our former Chief Executive Officer and our former Chief Financial Officer separated from the Company in August. We have initiated a search for a new Chief Executive Officer and a new Chief Financial Officer. We intend to leave our former Chief Executive Officer's position on the Board of Directors vacant for the immediate future.

Results of Operations
The following presents an overview of our results of operations for the three months ended September 30, 2012 compared with the three months ended September 30, 2011.

	Three Months Ended
	September 30, 2012		September 30, 2011
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	$210,438	100.0%	$219,644	100.0%
Cost of sales	185,129	88.0%	190,546	86.8%
Selling, general and administrative expenses	17,995	8.6%	18,341	8.4%
Interest expense	13,170	6.3%	12,976	5.9%
Other (income) expense, net	(7)	(0.1)%	(96)	(0.1)%
Loss before income taxes	(5,849)	(2.8)%	(2,123)	(1.0)%
Provision (benefit) for income taxes	1,576	0.7%	(554)	(0.3)%
Net loss	$(7,425)	(3.5)%	$(1,569)	(0.7)%

Net Sales. Net sales for the three months ended September 30, 2012 decreased by approximately $9.2 million, or 4%, compared with the same period in 2011 due to a decrease in sales volume of approximately 6% which was partially offset by an increase in the average selling price of approximately 2%. The decrease in sales volume was experienced primarily by our food packaging segment, primarily attributable to decreased sales of pinch seal bags and self-opening bags, partially offset by an increase in sales of print rollstock. The increase in average sales price was driven primarily by price increases, due to the pass-through of increased raw material prices, in our food packaging segment.
Cost of Sales. Cost of sales for the three months ended September 30, 2012 decreased by approximately $5.4 million, or 3%, compared with the same period in 2011. Cost of sales as a percentage of net sales increased to 88.0% of net sales, or $185.1 million for the three months ended September 30, 2012 from 86.8% of net sales, or $190.5 million for the three months ended September 30, 2011. Cost of sales increased as a percentage of sales due to certain operational inefficiencies and changes in product mix.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended September 30, 2012 decreased by approximately $346,000, or 2%, compared with the same period in 2011. The significant components of the total decrease in SG&A expenses were a decrease of $408,000 related to process improvement consulting, a decrease of $211,000 related to the 2011 Recapitalization Transactions, and other lesser decreases totaling $736,000. This decrease in expense was partially offset by an increase of $1.0 million in costs related to the closure of our Seymour, Indiana facility.
Interest Expense. Interest expense for the three months ended September 30, 2012 increased by approximately $194,000, or approximately 2%, compared with the same period in 2011 primarily due to higher debt levels on the Senior Credit Facility and capital lease obligations.
Loss on Early Extinguishment of Debt. During the three months ended June 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Income Tax Expense. We recorded an income tax expense of approximately $1.6 million for the three months ended September 30, 2012, on a loss before income taxes of approximately $5.8 million, or an effective tax rate of (27)%. An income tax benefit of $554,000 million was recorded for the same period in 2011 and was based on a loss before income taxes of approximately $2.1 million, for an effective rate of 26%. The effective income tax rate for the three months ended September 30, 2012 reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we recorded tax expense. The effective income tax rate for the three months ended September 30, 2012 was also impacted by an increase in the expected valuation allowance related to indefinite lived intangibles, which are amortized over 15 years for tax purposes but are not amortized for book purposes. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our food packaging segment had net sales of $122.5 million and $128.6 million, and operating income of $7.7 million and $9.6 million, for the three months ended September 30, 2012 and 2011, respectively. The decrease of $6.1 million in net sales was due to a 17% decrease in sales volume, primarily attributable to unfavorable sales of pinch seal bags and self-opening bags, partially offset by favorable sales of our print rollstock and an increase in average selling price of approximately 11%. The decrease in operating income of $1.9 million, or 19%, was largely due to the decrease in sales, an unfavorable sales mix and other increased operating expenses due to the closure of the Seymour, Indiana facility, partially offset by favorable selling, general and administrative expenses.

Our non-food packaging segment had net sales of $67.3 million and $70.4 million, and operating income of $4.7 million and $6.1 million, for the three months ended September 30, 2012 and 2011, respectively. The decrease of $3.1 million in net sales was primarily due to a decrease in selling price of approximately 6%, partially offset by increased sales volume of 2%. The decrease in operating income of $1.4 million, or 22%, was largely due to the decrease in sales.

Our coated products segment had net sales of $20.6 million and $20.7 million, and operating income of $4.2 million and $2.9 million for the three months ended September 30, 2012 and 2011, respectively. Net sales were relatively flat with a decrease of $100,000. The increase of $1.3 million, or 45%, in operating income was primarily a result of favorable sales mix.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $1.6 million, or 20%, for the three months ended September 30, 2012 as compared with the same period in 2011. The increase in corporate operating loss was largely attributable to increased severance costs, increased amortization of capitalized software, and increased pension expense. These cost increases were partially offset by a decrease in costs related to the Recapitalization Transactions and decreased costs related to process improvement consulting.

The following presents an overview of our results of operations for the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

	Nine Months Ended
	September 30, 2012		September 30, 2011
	$	% of Net Sales	$	% of Net Sales
Statements of Operations Data:	(dollar amounts in thousands)
Net sales	641,370	100.0%	663,892	100.0%
Cost of sales	559,992	87.3%	574,309	86.5%
Selling, general and administrative expenses	57,070	8.9%	56,561	8.5%
Interest expense	39,300	6.1%	36,572	5.5%
Loss on early extinguishment of debt	—	—%	22,051	3.3%
Other income, net	(242)	—%	(150)	—%
Loss before income taxes	(14,750)	(2.3)%	(25,451)	(3.8)%
(Benefit from) provision for income taxes	2,627	0.4%	(9,395)	(1.4)%
Net loss	$(17,377)	(2.7)%	$(16,056)	(2.4)%

Net Sales. Net sales for the nine months ended September 30, 2012 decreased by approximately $22.5 million, or 3%, compared with the same period in 2011 due to a decrease in volume of approximately 6%, which was partially offset by an increase in the average selling price of approximately 3%. The decrease in sales volume was driven primarily by our food and non-food packaging segments. The decrease in our food and specialty packaging segment was primarily attributable to decreased pinch seal, self-opening bag, and print rollstock bag volume. The decrease in our non-food packaging segment was primarily attributable to a decrease in demand for shipping sacks and pasted valve bag volume due to lower demand of ice salt bags because of the warmer than normal winter in many parts of North America. The increase in average sales price was driven primarily by price increases, due to the pass-through of increased raw material prices, in our food packaging segment.

Cost of Sales. Cost of sales for the nine months ended September 30, 2012 decreased by approximately $14.3 million, or 2%, compared with the same period in 2011. Cost of sales as a percentage of net sales increased to 87.3%, or $560.0 million for the nine months ended September 30, 2012 from 86.5% of net sales, or $574.3 million for the nine months ended September 30, 2011. Cost of sales for the nine months ended September 30, 2012 was unfavorably impacted primarily by a decrease in net sales as well as accelerated depreciation due to the closure of our Seymour, Indiana facility.
Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the nine months ended September 30, 2012 increased by approximately $509,000, or 1%, compared with the same period in 2011. The significant components of the total increase in SG&A expenses were an increase of $2.0 million in costs related to the closure of our Seymour, Indiana facility, an increase of $1.7 million in consulting, professional, and legal fees, an increase of $1.7 million in severance expenses, and an increase of $1.6 million in management fees. These increased expenses were partially offset by a decrease of $3.7 million related to the 2011 Recapitalization Transactions, a decrease of $2.0 million related to the acquisition of EMCS, and other lesser decreases totaling $848,000.
Interest Expense. Interest expense for the nine months ended September 30, 2012 increased by approximately $2.7 million, or approximately 7%, compared with the same period in 2011 primarily due to increased interest related to higher debt levels resulting from the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.
Loss on Early Extinguishment of Debt. During the nine months ended September 30, 2011, in connection with the Recapitalization Transactions, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.
Income Tax Expense. We recorded an income tax expense of approximately $2.6 million for the nine months ended September 30, 2012, on loss before income taxes of approximately $14.8 million, or an effective tax rate of (18)%. The income tax benefit of approximately $9.4 million recorded for the same period in 2011 was based on a loss before income taxes of $25.5 million, or an effective tax rate of 37%. The effective income tax rate for the nine months ended September 30, 2012 reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we recorded tax expense. The effective income tax rate for the nine months ended September 30, 2012 was also impacted by an increase in the expected valuation allowance related to indefinite lived intangibles, which are amortized over 15 years for tax purposes but are not amortized for book purposes. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.
Reportable Segments. Our food packaging segment had net sales of $374.8 million and $394.5 million, and operating income of $27.8 million and $33.2 million, for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net sales of $19.7 million was primarily due to a 14% decrease in sales volume, primarily attributable to unfavorable sales of pinch seal bags, self-opening bags and print rollstock bags. The decrease in operating income of $5.4 million, or 15%, was largely due to the decrease in sales, an unfavorable sales mix and accelerated depreciation and other increased operating expenses due to the closure of the Seymour, Indiana facility.
Our non-food packaging segment had net sales of $201.7 million and $207.7 million, and operating income of $15.3 million and $15.4 million, for the nine months ended September 30, 2012 and 2011, respectively. The decrease in net sales of $6.0 million was due to a 2% decrease in sales volume, primarily attributable to the unfavorable sales of pasted valve bags, popcorn bags and shipping sacks, partially offset by favorable sales of print rollstock and self opening bags. Operating income was relatively flat with a decrease of approximately $100,000, or 1%. This was primarily attributable to a decrease in sales volume.
Our coated products segment had net sales of $64.8 million and $61.6 million, and operating income of $12.0 million and $9.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase of $3.2 million, or 5%, in net sales was primarily a result of increased volume across several markets, particularly in the medical, prepress, custom and optical markets, partially offset by decreased volume in the conductives, microfilm and electronics markets. The increase in operating income of $3.0 million, or 33%, was primarily the result of increased sales volume and favorable sales mix.
Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $6.2 million for the nine months ended September 30, 2012 as compared with the same period in 2011. The increase in corporate operating loss was attributable to increased management fees, increased professional fees, primarily related to interim executive service fees and process improvement consulting, increased severance costs, increased amortization of capitalized software, and increased pension expense. These cost increases were partially offset by a decrease in transition and integration costs related to the acquisition of EMCS and a decrease in costs related to the Recapitalization Transactions.

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
Although the Recapitalization Transactions significantly increased our overall amount of debt, it also increased our available liquidity and reduced the amount of required principal payments on our debt during the next three years. At September 30, 2012, we had approximately $57.3 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase this borrowing capacity by up to an additional $25.0 million under certain conditions. We believe that our expected operating cash flow and this available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for the next twelve months.
Cash Flows for the Nine Months Ended September 30, 2012 compared to the Nine Months Ended September 30, 2011
Net cash decreased for the nine months ended September 30, 2012 and 2011 by $715,000 and $1,197,000, respectively.
Cash flows provided by operating activities for the nine months ended September 30, 2012 of $14.3 million consisted primarily of cash provided by earnings, which was offset by net unfavorable changes in working capital. Cash provided by earnings was $14.3 million (consists primarily of a net loss of $17.4 million adjusted to exclude the effect of non-cash charges for depreciation and amortization of $30.2 million, deferred income tax benefit of $859,000 and stock compensation expense of $384,000). The net unfavorable working capital changes resulted from increased trade receivables and decreased accounts payable and accrued and other liabilities, which were partially offset by decreased inventory. Inventories decreased $15.7 million due largely to decreased quantities. Trade accounts receivable increased $12.2 million due to the timing of collections. Accounts payable and accrued and other liabilities decreased $5.0 million primarily due to a decrease in the quantity of raw materials and timing of payments.
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
Cash flows used in investing activities for the nine months ended September 30, 2012 and 2011 were $21.1 million and $33.3 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software.
Cash flows provided by financing activities for the nine months ended September 30, 2012 were $6.1 million, primarily comprised of net borrowings on the Senior Credit Facility to fund capital expenditures. Cash flows provided by financing activities for the nine months ended September 30, 2011 were $40.4 million, primarily comprised of net borrowings on the Term Loan Facility and issuance of the Senior Notes partially offset by the repayment of the Former Senior Notes, a dividend paid to our parent company, significant repayments of our revolving line of credit, deferred loan costs paid and capital lease obligation payments.

Financing Arrangements as of September 30, 2012
On May 31, 2011, we issued the Senior Notes in a private placement pursuant to Rule 144A and Regulation S. The initial aggregate principal amount of the senior notes issued was $235.0 million. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% senior notes for 10% senior notes registered under the Securities Act of 1933 (the "Senior Notes"). The Senior Notes mature on June 1, 2018. Interest accrues at the rate of 10% per annum and is payable in semi-annual installments on June 1 and December 1 of each year, commencing on December 1, 2011.
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
Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the Term Loan Facility for $350.0 million. The Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The Term Loan Facility matures on May 31, 2017. Beginning on September 30, 2011, we began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% at September 30, 2012.
The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. At September 30, 2012, we were in compliance with these restrictions. In connection with the Term Loan we incurred approximately $10.1 million in deferred financing costs which are being amortized over the term of the Term Loan Facility.
On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated in connection with the Recapitalization Transactions, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016. Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2012 was approximately 4.4%. In connection with the Senior Credit Facility we incurred approximately $817,000 in additional deferred financing costs which are being amortized over the term of the Senior Credit Facility.

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
At September 30, 2012, approximately $13.5 million was outstanding and approximately $57.3 million was available for additional borrowings under the Senior Credit Facility. At September 30, 2012, there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility. We may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions.
Additional information about our financing arrangements as of September 30, 2012, including the Senior Notes, our Senior Credit Facility, and our Term Loan Facility, is included in Note 5 to the consolidated financial statements included elsewhere in this report.
Liquidity and Capital Outlook
We fund our liquidity needs for capital expenditures, working capital, contributions to our pension plan and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Continued uncertain global economic conditions have resulted in a significant decline in the credit markets and the overall availability of credit. Notwithstanding these disruptions, we believe we have sufficient liquidity to meet our needs for the next twelve months, although market disruptions may result in increased borrowing costs associated with our Senior Credit Facility and the Term Loan Facility. Management continues to monitor events and the financial institutions associated with our Senior Credit Facility, including monitoring credit ratings and outlooks. In the event that we require additional liquidity beyond our cash flows and borrowings available under our existing Senior Credit Facility due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be severely limited.
Including approximately $39.3 million of interest expense incurred through September 30, 2012, we expect to incur a total of approximately $51.6 million in interest expense related to the Senior Notes and New Term Loan Facility in 2012, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2012 will be between $30.0 million and $33.0 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. At September 30, 2012, approximately $13.5 million of borrowings were outstanding and approximately $57.3 million was available for borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for 2012.
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

Off-Balance Sheet Arrangements
During 2009, we entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was approximately $582,000 at September 30, 2012. We recognized approximately $3,000 as our share of the loss of the joint venture’s operations and received loan payments of approximately $63,000 during the three months ended September 30, 2012. We recognized approximately $27,000 as our share of income of the joint venture's operations and received loan payments of approximately $125,000 during the nine months ended September 30, 2012. We may be subject to additional losses to the extent of any financial support that we provide in the future.
Contractual Obligations
The following table summarizes the scheduled payments and obligations under our contractual and other commitments at September 30, 2012:

	Payments Due by Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	Beyond 2016
	(dollar amounts in thousands)
Long-term Debt obligations:
Term Loan Facility	$345,625	$875	$7,000	$7,000	$330,750
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	13,527	13,527	—	—	—
Capital lease obligations(2)	21,428	1,000	7,736	4,121	8,571
Total debt obligations	615,580	15,402	14,736	11,121	574,321
Pension funding obligations(3)	20,795	458	5,747	7,701	6,889
Operating lease obligations	24,641	2,029	11,920	4,612	6,080
Interest payments(4)	245,082	17,616	92,035	91,173	44,258
Total contractual obligations	$906,098	$35,505	$124,438	$114,607	$631,548

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
Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility at September 30, 2012 was approximately 4.4%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at September 30, 2012, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $135,000.
We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. Borrowings on the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate applicable to outstanding borrowings under the Term Loan Facility was at the minimum of 6.5% at September 30, 2012.
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
Based on management’s evaluation as of the end of the period covered by this quarterly report, the Company’s Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this quarterly report.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

Certain risk associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011. Other than as described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously-reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures are in addition to or provide updates to the previously-reported risk factors.

Loss of key individuals could disrupt our operations and harm our business.
Our success depends, in part, on the efforts of certain key individuals and members of our senior management and facility operations teams. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. We do not carry "key man" life insurance coverage for our senior management. Effective June 29, 2012, Tom Vale resigned as our President, Chief Operating Officer and Secretary. On August 13, 2012, we announced the separation from the Company of Christian B. Ragot, who served as our Chief Executive Officer and as a member of our Board of Directors. On August 13, 2012, Miles W. McHugh resigned as our Chief Financial Officer. Jack E. Knott, the Executive Chairman of our Board of Directors, is currently providing the executive services previously provided by our Chief Executive Officer. Duane Owens, our Treasurer and Director of Investor Relations is currently serving as interim Chief Financial Officer. We have initiated a search for a new Chief Executive Officer and a new Chief Financial Officer. We are unable to determine how long it will take us to find permanent replacements for our Chief Executive Officer and Chief Financial Officer positions. Until these positions are filled, there may be an adverse effect on the performance of these functions. A prolonged search to fill these positions could have a material adverse effect on our business.

ITEM 6. EXHIBITS
The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Jack E. Knott
Jack E. Knott
Principal Executive Officer

By:	/s/ Duane A. Owens
Duane A. Owens
Principal Financial and Accounting Officer

Date: November 13, 2012

EXHIBIT INDEX

Exhibit Number		Description
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	*	XBRL Instance Document

100.SCH	*	XBRL Taxonomy Extension Schema Document

100.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.