Form 10-K
period 2012-12-31
EXOPACK HOLDING CORP
filed 2013-04-01
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
As of April 1, 2013, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-K
PART I

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K of Exopack Holding Corp. (the “Company”) for the fiscal year ended December 31, 2012, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” section in Item 7 of this annual report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties.  Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements.  We believe that these factors include but are not limited to the following: intense competition in the flexible packaging markets; the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers; global economic factors including risks associated with a recession and our customers’ access to credit; our customers’ inability to satisfy their obligations to us; financial difficulties and related problems experienced by our vendors, suppliers and other business partners; increases in our pension costs resulting from equity market fluctuations; increases in energy prices; our ability to adapt to technological advances in the packaging industry; our ability to protect our proprietary technology from infringement; environmental costs and liabilities; our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets; risks relating to our international operations; problems in our labor relations; a loss of transportation providers or increases in fuel prices; equipment failures; the control of our Company by an affiliate of Sun Capital Partners, Inc. (“Sun Capital”); loss of key individuals; changes in interest rates; our substantial indebtedness and our ability to incur additional indebtedness; ability to incur additional indebtedness; our ability to generate cash to service our indebtedness; restrictions in the indenture governing our outstanding 10% senior notes due 2018 in the principal amount of $235.0 million (the “Senior Notes”); a failure in our information technology infrastructure or applications; and various factors that we cannot control.

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

Our Company

We are a provider of flexible packaging, film products, and specialty substrates primarily based in North America with locations in Europe and in China. We design, manufacture and supply plastic and paper-based flexible packaging, film products and precision coated substrates to approximately 1,000 customers in a variety of industries, including the food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden and building materials industries, among others. We operate 18 manufacturing facilities in the United States, Canada, China and the United Kingdom. We provide packaging and films products for many of the world’s most well-known brands.  Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.

The many products that we produce are divided into three separate segments: (i) food packaging, (ii) non-food packaging, and (iii) coated products. Typically, customers decide whether to use paper or plastic packaging on the basis of end-use application, presentation considerations and the demands of particular filling processes. Such decisions may also be influenced by the relative importance of package size, sealability, shelf-appeal, durability, functionality and printability.

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

Between July and October of 2005, Sun Capital, through an affiliate, sponsored a series of transactions involving Cello-Foil, TPG and Exopack, LLC (“Exopack”) that resulted in the ultimate formation of our Company. Specifically, Cello-Foil Holding Corp., an affiliate of Sun Capital, acquired Cello-Foil and certain assets of TPG on July 14, 2005 and September 7, 2005, respectively. On October 13, 2005, in accordance with the terms of a merger agreement entered into on October 5, 2005, an affiliate of Sun Capital acquired Exopack, which became our wholly-owned subsidiary. Concurrently with our acquisition of Exopack, Cello-Foil Holding Corp. became our wholly-owned subsidiary, and we refinanced the then outstanding indebtedness of Exopack, Cello-Foil and TPG. We refer to our acquisitions of Exopack, Cello-Foil and TPG as the “Consolidation.”

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

We subsequently renamed the acquired EEF business Exopack Advanced Coatings (“EAC”). EAC is engaged in researching, developing, manufacturing, distributing, marketing, and selling precision coated films and specialty substrates for imaging, electronics, medical and optical technologies. EAC conducts its operations from our locations in the state of North Carolina, North Wales, United Kingdom and in Guangzhou, China.

On November 28, 2007, we acquired certain assets and assumed certain liabilities of DuPont Liquid Packaging System's performance films business segment (“Liqui-Box”), including its Whitby, Ontario, Canada operating facility (the “EPF Acquisition”). There was no material relationship between our Company and Liqui-Box prior to the commencement of matters relating to the EPF Acquisition.

We subsequently renamed the acquired Liqui-Box business Exopack Performance Films (“EPF”). EPF is engaged in researching, developing, manufacturing, distributing, marketing, and selling value-added films used primarily in the food and industrial markets.

2010 Acquisition

On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this report as Exopack Meat, Cheese and Specialty (“EMCS”) involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheese packaged for retail sale and flexible-packaging shrink bags used for fresh meat. EMCS is included within our food packaging segment. The acquisition of EMCS provided us the unique opportunity to gain a position in the meat and cheese packaging sector and expand our product offerings.

Our Corporate Structure

CPG Finance, Inc. (“CPG Finance”) is a subsidiary of an affiliate of Sun Capital. Exopack Key Holdings, LLC is a wholly-owned subsidiary of CPG Finance, and is the parent company of Exopack Holding Corp. Exopack Holding Corp. is a holding company that conducts substantially all of its operations through Exopack, LLC, Cello-Foil Holding Corp. and their respective subsidiaries. The current ownership structure of our parent companies and subsidiaries is set forth in the diagram below.

Sun Capital

We and our parent companies are controlled by an affiliate of Sun Capital. Sun Capital is a private investment firm focused on leveraged buyouts, equity, debt and other investments in market-leading companies that can benefit from Sun Capital’s in-house operating professionals and experience. Affiliates of Sun Capital have invested in more than 315 companies worldwide with consolidated annual sales in excess of $45.0 billion since Sun Capital’s inception in 1995. Sun Capital currently has approximately $8.0 billion of equity capital under management. Sun Capital has offices in Boca Raton, Los Angeles and New York and affiliates with offices in London, Frankfurt, Paris, Luxembourg, Shanghai and Shenzhen.

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

Our Strengths

We believe we have the following competitive strengths:

Established Relationships with Blue Chip Customers. We maintain strong relationships with a diverse base of customers in a wide array of businesses. We have approximately 1,000 customers, and even with recent market consolidations, most of our customers individually represent less than 5% of our net sales. One customer comprised 10% of net sales during 2012.

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

Position within the Industry. According to the Flexible Packaging Association (“FPA”), the size of the domestic flexible packaging industry was estimated to be approximately $25.4 billion in annual sales in 2011. The “value-added” products portion of the industry, in which we participate, accounted for an estimated $19.8 billion in sales.

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

As part of our globalization initiative, Exopack along with Lebanon-based packaging manufacturer INDEVCO Group (“INDEVCO”) manufacture co-extruded polyethylene film in the Middle East under the name CEDEX Plastics Flexible Packaging (“CEDEX”). The joint venture represents the strengthening of a long-term relationship between Exopack and INDEVCO to support global customers. The joint venture brought the first cost-effective films from the Middle East to customers in North America.  We intend to expand our relationship with INDEVCO to take advantage of the new polymer manufacturing capacity coming on line in the Middle East, which is primarily due to the increased economic advantage of ethylene production in this region of the world.  The CEDEX film is distributed by Exopack through our family of film products.

Highly Experienced Management Team. Our Chairman and Chief Executive Officer (“CEO”), Jack E. Knott, has over 30 years of experience in the packaging industry, during which he served as CEO of Pliant Corporation, Chairman of the FPA, President and Chief Operating Officer of Huntsman Packaging Corporation (the predecessor to Pliant Corporation) and President of Rexene Products (a petrochemical and polymer manufacturer).

Effective March 1, 2013, Jack E. Knott was re-appointed CEO of our Company. He previously served as CEO of our Company from October 2005 through September 2011.

Effective March 1, 2013, Michael E. Alger, formerly a Group Chief Financial Officer ("CFO") at Sun Capital, was appointed CFO of our Company. Mr. Alger has more than 32 years of senior finance and operations management experience in a variety of companies and has worked closely with Mr. Knott over the past six years. Mr. Alger previously served as CFO for Indalex Aluminum Solutions (“Indalex”) from 2000 to 2007, as Vice President of Finance for Favorite Brands, a large multi-brand confection company, from 1998 to 2000; and as CFO for food companies Jel Sert and Olds Products between 1993 and 1998. Prior to that, Mr. Alger held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP.  Mr. Alger also serves as a director for several private companies.

We also benefit from highly-motivated and experienced managers in key functional areas, including sales and marketing, operations, procurement and accounting and finance. Each of our key business unit managers has significant experience in packaging and related industries.

Ability to Pass Through Raw Material Price Increases Within a Short Period of Time. Although most of our customers have contracts that prevent us from passing through raw material price increases immediately, historically, we have been able to pass through raw material price increases to our customers within a relatively short period of time, maintaining a relatively stable margin between selling price and raw material purchase price.

Diversified Raw Material Supplier Base. We have relationships with multiple vendors in our various segments. We currently purchase from a variety of suppliers in each of our major raw materials categories. We are generally able to switch suppliers without sacrificing quality.  We do not believe we are dependent on any single supplier to operate efficiently and profitably.

Diverse Mix of Paper Packaging, Plastic Packaging and Coated Products. We offer a diverse array of plastic packaging, paper packaging, films and coated products. We believe that we are well-positioned to meet customer needs in these three principal technologies. We believe we offer a high quality and diversified product line. Typically, our flexible packaging products are customized to fit particular customer specifications. We believe our multi-wall construction capabilities in these applications are among the best in the industry. Our paper packaging products include a wide range of weights, run volumes and end-use applications, such as pinch bags, two- and three-ply pasted valve bags, sewn-open-mouth bags, self-opening sacks and specialty bags, among other products. Our plastic packaging and films products consist of a variety of film structures, printing, EB treatments and a number of converting styles. Our plastic packaging and films products include barrier films, high-clarity printed shrink films, shipping sacks, quad seal bags, stand-up pouches and laminated roll stock with a wide variety of printing options.  Our coated products consist of a variety of laminations, coatings and other treatments. Our coated products include optical films, microfilm, medical products, conductive films and foils, ink jet receptive products and photo tool products.

Proprietary Brands, Products and Processes.  We believe we have established a reputation for developing innovative products, improving the shelf-appeal of our customers’ products and enhancing product performance. For example, we have developed our RAVETM brand of plastic-laminated and converted plastic bags with easy to open and reclose features for the pet food and lawn and garden markets, specialty packaging for feminine care products, eXpress pvTM two-ply cement bags for our cement and packaged concrete customers and paper bags with reclosable zippers for popular pet food brands.  The acquisition of the EMCS facilities has added recognizable brands such as Clearshield®, Maraflex®, and Halo® for the meat and cheese market segments.  We also hold numerous patents, have other patent applications pending, and possess a number of proprietary constructions, compositions and manufacturing processes. In addition to our expertise in developing innovative products, our in-house graphics center has earned several industry awards for print quality and innovation. We continually strive to develop applications and technologies that allow our customers to differentiate their products on the shelf while managing competitive cost models.

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

According to the FPA, the domestic flexible packaging market accounted for an estimated $25.4 billion in sales in 2011, the annual growth rates for the industry are projected to be approximately 3.5%. The flexible packaging industry is highly fragmented, as demonstrated by the estimated 400 flexible packaging manufacturers in North America.

End Markets. With its versatility, favorable cost profile and considerable shelf-appeal compared to traditional packaging configurations, flexible packaging has made, and continues to make, inroads in a wide variety of consumer and industrial markets. The focus on sustainable packaging also favors the reduced packaging material weight of flexible packaging. According to the 2012 FPA report, approximately 80% of end market applications for domestic flexible packaging are consumer and institution oriented, while approximately 12% of the overall flexible packaging market stems from industrial uses for flexible packaging, particularly in the agricultural, building and chemical industries. Retail and institutional food and beverage markets account for approximately 56% of all flexible packaging applications. In addition, medical and pharmaceutical markets account for approximately 8% of flexible packaging applications. Various other applications, such as personal care products and retail and institutional non-food products, account for approximately 24% of the flexible packaging industry.

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

We believe that larger producers are particularly well situated to take advantage of the current industry trends given their ability to reliably service larger, national customers by offering large-scale production capacity, enhanced product development capabilities, broad product offerings and competitive pricing. Additionally, larger producers have relatively greater purchasing leverage than smaller producers and have greater access to resources necessary to pursue substantial acquisition strategies. As a larger producer, our capacity and scale provide us with these size-related advantages.

Competition

The business of supplying flexible packaging products is extremely competitive, and we face competition from companies that sell similar and substitute products. We compete principally with a limited number of manufacturers of flexible packaging products who offer a broad range of products and maintain production and marketing facilities domestically and internationally. Our major domestic competition includes Bemis Company, Inc., Coating Excellence International, Graphic Packaging Corp., Hood Packaging Group, Printpack, Inc., Sealed Air, Inc. and Sonoco Products Company. Our international competitors include Bischof and Klein, Mondi Group, Nordenia International AG, Peel Plastic Products Ltd. and UFlex.

Segments

Effective July 1, 2012 we determined that reorganization was an appropriate step to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of organizational changes, we re-evaluated our segment reporting in the second quarter of 2012. As a result of the reorganization, our operations now consist of three reportable segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as EAC). Previously, we reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and specialty packaging; 3) performance packaging; and 4) coated products.

Food Packaging.  This segment includes packaging and films products we sell to producers of fresh bone-in and boneless meats, natural chunk, sliced and shredded cheese, breakfast foods, frozen foods, beverages, coffee, candy, pet food and supplies and other consumer goods.  We offer a wide range of packaging styles, graphics, special features and coatings to suit particular customer needs and maximize product shelf-appeal.

Non-food Packaging.  This segment includes packaging products we sell to producers of products such as lawn and garden, charcoal, paper towels and tissue and healthcare products, as well as industrial-strength applications such as agricultural and building products, food ingredient, dairy and processed mineral industries, among others.  We offer a wide range of packaging styles, graphics, special features and coatings that help our customers maximize product appeal to their target markets.  We offer our customers custom-engineered paper for graphics and proprietary coatings for additional barrier protection, depending on each customer’s particular safety requirements and convenience concerns.  Our plastic products are additionally used to package resin pellets, chemicals, salt, building materials and agricultural products, among others.  Many of these end-use sectors are also marketing products into big box retailers where product crossover occurs from industrial customers to retail consumers.  Our amplified printing capabilities can improve the package appeal for products sold through this channel.

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

•
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

•
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

•
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

•
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

•
Multi-Wall and Specialty Bags. We manufacture technically complex specialty bags capable of providing protection against oil, grease, chemicals and moisture. These bags are used to package pet food, microwave popcorn and charcoal, among other products.

•
Market Print. Market print is primarily used for building insulation backing, or as wrap for roofing shingles. Constructed from one-ply, unbleached kraft paper, market print is often printed with one or two colors on one side and delivered to customers on large rolls.

Our key plastic-based packaging and films products include:

•
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

•
Rollstock. We manufacture a variety of tubular and single-wound sheet rollstock products tailored to individual customer preferences. Extruded film is available in several varieties, including mono-layer, co-extrusion or laminated film, and can be delivered plain or with printing. Rollstock is often utilized for resin, food, beverage and lawn and garden wraps.

•
Flexible Overwrap Packaging. Overwrap packaging consists of specially co-extruded film with high-performance characteristics. Such products are used for tissue products, such as toilet paper, bundle packs of bar soap and pharmaceutical products. We can accommodate orders for thin gauge extensible films, as thin as .5 millimeters and with as many as 10 colors.

•
Multi-Layer Laminations. Multi-layer lamination products provide complex, customized flexible packaging structures to personal care, food, dairy and pet food producers. These products offer strength, machinability, above-average barrier protection and shelf life characteristics, and can be made easy open and/or tamper evident.

•
Printed Shrink Film. Shrink films are used in the personal care, beverage, cereal, convenience foods and canned goods markets, offering product protection and clear graphics at relatively low prices. This family of products is marketed under the Exopack brand AquaCrystal™.

•	Dartek ® Nylon Cast Films. Cast films can be used as thermoforming films that require high barrier and excellent optics properties and are also used in pouches and bags.

•
Sclairfilm®. Sclair sealant films consist of mono and coex blown polyethylene-based products designed for laminations to other materials. These films feature toughness and durability, barrier properties, superior tensile and puncture strength and excellent sealability.

•
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

•
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

•
Quad Style Bags and Pouches.  Quad style bags are much like an edge seam bag with all four edges sealed to give a box like appearance to the filled bag.  These bags lend themselves to high fidelity graphics, consumer convenience features and allow for a wide range of substrate choices.  This is often the plastic version of the paper pinch-style bag.

•
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

Our key coated products include:

•	Coated/Laminated Substrates: Precise manufacturing methods and conditions are required for the process of applying complex coatings to these products, which include a variety of films and foils.

•	Breathable Polyurethane Films and Foams: These products are used in professional wound dressings, often incorporating anti-microbial silver properties.

•	Coated Polyester Film: These products consist of hard-coats, which are used in window-safety film, anti-graffiti material and scratch resistant high gloss furniture foil.

•	Coated and Laminated Flexible Materials: Used in the electronics market, we manufacture substrates used in the printed circuit, batteries and advanced fuel cells segment

•	Specialty Coatings: We are able to use our extensive expertise to develop and produce high precision coatings for a wide variety of critical applications.

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

We utilize a centralized research and development center in Menasha, Wisconsin to capitalize on the core competencies of the more than 50 engineers and scientists working within our various business units.  The focus of this research and development team is to develop and bring to market the latest cutting-edge flexible packaging products.  In addition to the Menasha research and development center, we maintain research and development specialists and product testing laboratories at our corporate headquarters in Spartanburg, South Carolina as well as within our Matthews, North Carolina and Wrexham, North Wales, United Kingdom facilities.

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

Customers and Order Backlog

We have a diversified customer base of approximately 1,000 customers. Our customers range in size from Fortune 100 companies to smaller regional businesses, and come from a variety of industries, including food, chemical, medical, pet food, building materials, beverages, electronics, lawn and garden and personal care and hygiene products.

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

Employees

As of December 31, 2012, we had 2,265 employees, of which 484 were covered by five separate collective bargaining agreements. In our Battle Creek, Michigan facility, 124 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 4, 2016. In our Tomah, Wisconsin facility, 111 employees were covered by a collective bargaining agreement that expires on February 28, 2015. In our Matthews, North Carolina facility, 63 employees are covered by a collective bargaining agreement that expires on June 26, 2015.   In our Menasha, Wisconsin facility, 186 employees are covered by two separate collective bargaining agreements; the Graphics Communications Workers are covered by a collective bargaining agreement that expires on June 30, 2013 and the United Steelworkers are covered by a collective bargaining agreement that expires on February 28, 2017.

Patents and Trademarks

We have proprietary rights to a number of trademarks important to our business, including, but not limited to, Exopack®, Sclairfilm®, Dartek®, Maraflex®, ClearShield®, Halo®, Insta-Bowl®, Z-Flo Conductive Films and Foils®, Inspire®, PolarFlex® and Shur Seal®. We also hold over 100 U.S. and foreign patents relating to our products, manufacturing processes and equipment and have numerous patent applications pending in the United States and internationally.

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

Geographic Areas

For a discussion of our consolidated net sales and long lived assets based on geographic area see Note 11 to our consolidated financial statements included elsewhere in this annual report.

Available Information

We maintain an Internet website at www.exopack.com. The information on our website does not constitute a part of this annual report and the reference to our website is intended as an inactive textual reference only. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports are available free of charge through our website as soon as reasonably practicable after we file this material with the SEC.

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

The business of supplying flexible packaging products is extremely competitive. We face intense competition from many domestic and international competitors, some of which have extensive production facilities, well developed sales and marketing staffs and greater financial resources than we have. Competitive products are also available from a number of local manufacturers specializing in the production of a limited group of products, which they market nationally. This results in competition that is extremely price sensitive. We also compete on the basis of quality, service, timely delivery and differentiation of our products. This competition could result in additional pricing pressures, reduced sales and lower margins. Increased competition from other flexible packaging manufacturers could result in material selling price reductions or loss of market share, which would adversely affect our operating results and financial condition.

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

Our financial results are substantially dependent upon the overall economic conditions globally and in the locations where we do business, including in the United States, the United Kingdom, Canada and China. A recession in any of these locations or globally or public perceptions that result in declining economic conditions could substantially decrease the demand for our products and adversely affect our business. Moreover, many of our customers rely on access to credit to fund their operations. The inability of our customers to access credit facilities may adversely affect our business by reducing our sales, increasing our exposure to accounts receivable bad debts and reducing our profitability.

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

In connection with our acquisition of Exopack, LLC, we assumed certain pension assets and obligations of pension plans of Exopack, LLC, referred to in this annual report as the pension plans. Continued disruption in global credit and financial markets could adversely affect the market value of our pension plan assets, which would likely increase our pension costs and cause a corresponding decrease in our cash flow. Our pension costs are dependent upon numerous factors resulting from actual plan experience and assumptions of future experience. Pension plan assets are primarily made up of equity and fixed income investments. Accordingly, fluctuations in actual equity market returns as well as changes in general interest rates may result in increased or decreased pension costs in future periods. In addition, changes in assumptions regarding current discount rates and expected rates of return on plan assets could also increase or decrease pension costs. We expect to make contributions of approximately $2.3 million to one of our pension plans in 2013. However, a decline in our pension plan assets as a result of volatile equity market returns would significantly increase future minimum required pension contributions in 2014 and future years which would have an adverse impact on our cash flows and our availability under our Senior Credit Facility.

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

In recent years, the cost of raising money in the debt and equity capital markets has increased substantially while the availability of funds from those markets generally has diminished significantly. Also, as a result of concerns about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining money from the credit markets generally has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards, refused to refinance existing debt at maturity on terms that are similar to existing debt, and reduced, or in some cases ceased, to provide funding to borrowers.

We do not currently believe that we have a need to obtain additional financing beyond our current financing arrangement. However, our need for additional financing may change at any time based on unexpected market conditions, unexpected actions by the lenders under our Senior Credit Facility, changes to our growth strategy or other factors. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, our ability to obtain any such additional financing on favorable terms, if at all, could be severely limited. Our inability to secure additional financing on favorable terms to us, or at all, in the event that we need to seek such financing would constrain our ability to operate or grow our business and could require us to pursue actions that could materially adversely affect our financial condition, results of operations and cash flows.

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

As of December 31, 2012, we had 2,265 employees, of which 484 were covered by five separate collective bargaining agreements. In our Battle Creek, Michigan facility, 124 employees, including production and maintenance employees, quality control inspectors and drivers, are covered by a collective bargaining agreement that expires on February 4, 2016. In our Tomah, Wisconsin facility, 111 employees are covered by a collective bargaining agreement that expires on February 28, 2015. In our Matthews, North Carolina facility, 63 employees are covered by a collective bargaining agreement that expires on June 26, 2015.   In our Menasha, Wisconsin facility, 186 employees are covered by two separate collective bargaining agreements; the Graphics Communications Workers are covered by a collective bargaining agreement that expires on June 30, 2013 and the United Steelworkers are covered by a collective bargaining agreement that expires on February 28, 2017. Our failure to renew these agreements on acceptable terms could result in labor disruptions and increased labor costs, which could materially adversely affect our financial condition, results of operations and cash flows. Furthermore, we may experience strikes, work stoppages or slowdowns in the future. Any such events could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Loss of key individuals could disrupt our operations and harm our business.

In recent years, we have experienced turnover in key management positions. Effective March 1, 2013, Jack E. Knott and Michael E. Alger have been appointed CEO and CFO, respectively. Our success depends, in part, on the efforts of certain key individuals and members of our senior management and facility operations teams. The loss of the services of any of our executive officers or key employees could disrupt our operations and have a material adverse effect on our business. Additionally, we do not carry "key man" life insurance coverage for our senior management.

We may be adversely affected by interest rate changes.

Our financial position is affected, in part, by fluctuations in interest rates. Borrowings under our Senior Credit Facility are subject to variable interest rates, and borrowings under our $350.0 million senior secured Term Loan B facility, which we entered into on May 31, 2011 (the "Term Loan Facility"), are subject to variable interest rates. Increased interest rates may adversely affect our earnings and cash flows by increasing the amount of interest expense that we are obligated to pay on borrowings under our Senior Credit Facility and Term Loan Facility.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have a material adverse affect on our financial position, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under the Senior Notes, obtaining financing in the future and reacting to changes in our business.

We have a substantial amount of debt, which requires significant payments. As of December 31, 2012, we had $613.0 million of debt outstanding. We had $53.7 million of undrawn availability, subject to a borrowing base limitation, under our Senior Credit Facility after giving effect to the amendment thereof.

Our substantial indebtedness could have important consequences to our security holders. For example, it could:

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

The instruments governing the Senior Notes and the credit agreements governing our Senior Credit Facility and Term Loan Facility contain, and the instruments governing any indebtedness we may incur in the future may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all or a portion of our outstanding indebtedness.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Senior Notes and the credit agreements governing our Senior Credit Facility and Term Loan Facility will restrict, but will not prohibit, us or our subsidiaries from doing so. At December 31, 2012, we had $53.7 million of undrawn availability under our Senior Credit Facility, subject to borrowing base limitations. If new debt is added to our and our subsidiaries' current debt levels, the related risks that we now face could intensify.

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

We may also be required to obtain the consent of the lenders under our Senior Credit Facility or Term Loan Facility and to refinance material portions of our indebtedness, including the Senior Notes. We cannot assure our security holders that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Senior Notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Senior Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. If our operating results and available cash are insufficient to meet our debt service obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations then due. Additionally, the credit agreements governing our Senior Credit Facility and Term Loan Facility and the indenture governing the Senior Notes will limit the use of the proceeds from any disposition; as a result, we may not be allowed, under these documents, to use proceeds from such dispositions to satisfy all current debt service obligations.

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

The credit agreements governing our Senior Credit Facility and Term Loan Facility and the indenture governing the Senior Notes also require us to comply with certain covenants and financial conditions. These restrictions may interfere with our ability to obtain financing or to engage in other necessary or desirable business activities.

If we cannot comply with the requirements of the indenture governing the Senior Notes or the credit agreements governing our Senior Credit Facility and Term Loan Facility, we may be required to repay immediately all of the outstanding debt under them. If our debt payments are accelerated, our assets might not be sufficient to fully repay our debt. Our lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt.

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

Our corporate headquarters are located in Spartanburg, South Carolina. We operate 18 manufacturing facilities located throughout the United States, Canada, China and the United Kingdom. We operate seven manufacturing facilities in the food packaging segment, of which we lease one and own the remaining six facilities. We operate eight manufacturing facilities in the non-food packaging segment, of which we lease three, including one in Concord, Canada, and own the remaining five facilities. We operate three manufacturing facilities in the coated products segment, all of which we lease, including one manufacturing facility in North Wales, United Kingdom and one manufacturing facility in Guangzhou, China. During the quarter ended June 30, 2012, the Company announced a plan to close its manufacturing facility located in Seymour, Indiana. The Company has consolidated its consumer multiwall packaging operations into other facilities in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is privately held and there is no established public trading market for our common stock. As of the date of this filing, we had one share of common stock outstanding, which is held by Exopack Key Holdings, LLC.

On May 31, 2011, we completed an unregistered private offering of $235.0 million aggregate principal amount of 10% Senior Notes due 2018. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% Senior Notes for 10% Senior Notes registered under the Securities Act.

Our Senior Notes, Senior Credit Facility and Term Loan Facility each separately impose restrictions on our ability to pay dividends. As a result of our Recapitalization Transactions, a dividend of $150.0 million was paid to our sole stockholder during the year ended December 31, 2011. We did not pay any dividends during the years ended December 31, 2012 or 2010. See “Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this annual report for a description of restrictions on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth selected financial data as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008. The selected financial data as of December 31, 2012 and 2011, and for the years ended December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report on Form 10-K and are qualified in their entirety by reference to, and should be read in conjunction with, such audited consolidated financial statements. The selected financial data as of December 31, 2010, 2009 and 2008, and for the years ended December 31, 2009 and 2008, have been derived from our audited consolidated financial statements, which are not included in this annual report.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
	(dollar amounts in thousands)
Consolidated Statement of Operations
Data:
Net sales	$845,178	$880,032	$785,086	$673,733	$781,732
Cost of sales	740,352	761,741	684,168	596,764	699,524
Gross profit	104,826	118,291	100,918	76,969	82,208
Operating expenses	74,343	74,048	66,491	55,894	57,179
Operating income	30,483	44,243	34,427	21,075	25,029
Interest expense	52,289	49,666	36,379	28,592	30,991
Loss on early extinguishment of debt(1)	—	22,051	—	—	—
Other expense (income), net	108	(112)	(1,035)	(468)	1,371
Net other expense	52,397	71,605	35,344	28,124	32,362
Loss before income taxes	(21,914)	(27,362)	(917)	(7,049)	(7,333)
Income tax expense (benefit)	3,174	(8,703)	1,857	(1,114)	(1,215)
Net loss	$(25,088)	$(18,659)	$(2,774)	$(5,935)	$(6,118)
Consolidated Statement of Cash Flows
Data:
Net cash provided by (used in):
Operating activities	$19,411	$2,080	$29,595	$25,978	$12,959
Investing activities	$(26,803)	$(41,269)	$(100,296)	$(19,740)	$(19,026)
Financing activities	$8,153	$39,110	$72,704	$(6,921)	$5,149
Capital expenditures	$27,007	$42,831	$24,996	$26,421	$19,149
Consolidated Balance Sheet Data (at
period end):
Cash	$3,150	$2,317	$2,508	$633	$1,712
Working capital	$71,461	$87,306	$21,331	$1,299	$4,600
Property, plant, and equipment	$223,298	$223,035	$214,293	$174,055	$173,757
Total assets	$594,170	$623,903	$609,808	$481,464	$498,632
Long-term debt, less current portion	$589,413	$590,525	$330,501	$220,034	$220,082
Total debt	$612,970	$598,726	$389,316	$288,637	$294,574
Stockholder's equity	$(168,711)	$(146,326)	$39,995	$44,499	$42,732
Other Data:
Ratio of earnings to fixed charges(2)	$—	$—	$—	$—	$—

(1)
During the year ended December 31, 2011, we recorded an $11.9 million write-off of deferred financing costs and $10.2 million charge for redemption and consent costs related to the early extinguishment of our Former Senior Notes.

(2)
Loss used in computing the ratio of earnings to fixed charges consists of loss before income taxes plus fixed charges. Fixed charges consist of interest expense on debt, the amortization of deferred financing costs, and the portion of rental expense that management believes is representative of the interest component of rental expense. For the years ended December 31, 2012, 2011, 2010, 2009 and 2008, our earnings were insufficient to cover our fixed charges by $21.9 million, $27.4 million, $917,000, $7.0 million and $7.3 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with our consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

We are a provider of flexible packaging, film products, and specialty substrates primarily based in North America with locations in Europe and China. We design, manufacture and supply plastic and paper-based flexible packaging, film products and precision coated substrates to approximately 1,000 customers in a variety of industries, including food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden, and building materials industries, among others. We have 18 manufacturing facilities in the United States, Canada, United Kingdom and China. We provide packaging and film products for many of the world's most well-known brands. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.

We generate revenues, earnings and cash flows from the sale of flexible packaging, films and coated products primarily in the United States, Canada, Europe and China. Management views net sales and operating income as the primary indicators of our financial performance.

Due to slow demand for pet food packaging in early 2012, we made the decision to close the Seymour, Indiana facility during the second quarter of 2012 and consolidated its consumer multiwall packaging operations into other facilities in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa. We intend to make the Spartanburg facility a Center of Excellence for Pet Food packaging that will be responsive to and focused on the needs of our customers.

The closure of our Seymour, Indiana facility had an unfavorable impact on our operating results during the third and fourth quarter of 2012. We closed the facility at the end of the second quarter of 2012 and experienced difficulties transferring the equipment to Spartanburg. In addition, we were challenged with inventory shortages to cover lead times during the equipment transfer, and certain customer shipments were delayed. As a result, we outsourced some production. Additionally, we have spent significant efforts to hire and train additional employees on the relocated equipment, which created incremental cost and operating inefficiencies.

The closure costs through December 31, 2012 accumulated to $10.5 million, and are broken down as follows:

Seymour Closing Costs	Year ended
(in thousands)	December 31, 2012
Graphics	$352
Severance	303
Freight	981
Equipment relocation	1,215
Consulting, inventory adjustments and other closure expenses	3,603
Labor, training and waste inefficiencies	4,042
Total costs	$10,496

The transition is now substantially complete. The relocated equipment is running, employees are trained, efficiencies are improving and customer lead times are returning to normal. The end result is a positive one for us and our customers as there is now a streamlined manufacturing platform that positions us for future growth and operational success.

Acquisitions

On July 13, 2010, we completed the acquisition of certain assets and liabilities of a packaging business previously operated by Bemis Company, Inc. The acquired business, which is referred to in this annual report as Exopack Meat, Cheese and Specialty or EMCS, involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced and shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.  EMCS is included within our consumer food and specialty packaging segment (see Note 11 to our consolidated financial statements included elsewhere in this annual report).  The acquisition of EMCS provided us the unique opportunity to gain a position in the meat and cheese packaging sector and expand our product offerings in the consumer food and specialty packaging segment.

Recapitalization Transactions

On May 31, 2011, we completed a series of transactions (the “Recapitalization Transactions”) that recapitalized our indebtedness. These transactions included (i) the private placement of $235.0 million principal amount of 10% Senior Notes due 2018; (ii) the entry into a six year $350.0 million senior secured Term Loan Facility; (iii) the amendment and restatement of our existing revolving Senior Credit Facility; and (iv) the repayment of our outstanding 11.25% Senior Notes due 2014 (the “Former Senior Notes”). The Recapitalization Transactions are described in more detail below in “Liquidity and Capital Resources” and Note 4 to our consolidated financial statements included elsewhere in this report.

Reportable Segments

Effective July 1, 2012, we determined that reorganization was an appropriate step to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of organizational changes, we re-evaluated our segment reporting in the second quarter of 2012. As a result of the reorganization, our operations now consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as EAC). Previously, we reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and specialty packaging; 3) performance packaging; and 4) coated products. The reportable segment operations information provided in this Management's Discussion and Analysis of Financial Condition and Results of Operations for the comparative periods have been recast to reflect our current reportable segments.

Severance Expenses

During the years ended December 31, 2012, 2011 and 2010, we terminated the employment of certain employees and eliminated their positions.  During 2012 and 2010, we also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of our food packaging segment facilities. In connection with these terminations, we recorded employee termination costs of approximately $3.2 million, $1.8 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were primarily included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of the approximately $858,000 in severance accrued at December 31, 2011 and approximately $3.2 million in costs incurred in 2012, we paid approximately $3.0 million through December 31, 2012 so that approximately $1.1 million remained accrued for employee termination benefits at December 31, 2012. We expect to pay all of the accrued amounts in 2013.

Results of Operations

The following presents an overview of our results of operations for the year ended December 31, 2012 compared to the year ended December 31, 2011, and for the year ended December 31, 2011 compared to the year ended December 31, 2010.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

	Year Ended December 31, 2012		Year Ended December 31, 2011
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$845,178	100%	$880,032	100%
Cost of sales	740,352	87.6%	761,741	86.6%
Selling, general and administrative expenses	74,343	8.8%	74,048	8.4%
Interest expense	52,289	6.2%	49,666	5.6%
Loss on early extinguishment of debt	—	—%	22,051	2.5%
Other expense (income), net	108	—%	(112)	—%
Loss before income taxes	(21,914)	-2.6%	(27,362)	-3.1%
Provision for (benefit from) income taxes	3,174	0.4%	(8,703)	-1.0%
Net loss	$(25,088)	-3.0%	$(18,659)	-2.1%

Net Sales. Net sales for the year ended December 31, 2012 decreased by $34.9 million or 4% compared to 2011. This decrease was primarily attributable to a decrease in volume of approximately 7%, partially offset by an increase in the average selling price of approximately 3%. The decrease in sales volume was driven primarily by our food and non-food packaging segments. The decrease in our food packaging segment was primarily attributable to a decrease in demand for certain pet food products. The decrease in our non-food packaging segment was primarily attributable to a decrease in demand for certain industrial and building applications. The increase in average sales price was driven by price increases, due to the pass-through of increased raw material prices, in our food packaging segment.

Cost of Sales. Cost of sales for the year ended December 31, 2012 decreased by $21.4 million, or 3%, to $740.4 million from $761.7 million in 2011. The decrease is largely associated with the decrease in net sales mentioned above. As a percentage of net sales, cost of sales increased 100 basis points to 87.6% from 86.6% from the prior year. This percentage of net sales increase is largely the result of the previously discussed costs associated with the closure of our Seymour, Indiana facility in the second quarter of 2012 and resulting operating inefficiencies.

Selling, General and Administrative Expenses ("SG&A"). SG&A for the year ended December 31, 2012 increased $295,000 compared to 2011.  The increase in the current year is primarily due to increased professional service fees of $2.5 million, costs associated with the closure of our Seymour, Indiana facility of $2.3 million and increased management fees of $1.6 million, partially offset by $2.1 million in decreased start-up costs associated with the EMCS acquisition and $4.1 million of reduced expenses from the Recapitalization Transactions in 2011.

Interest Expense. Interest expense for the year ended December 31, 2012 increased $2.6 million or 5% compared to 2011, mainly due to higher debt levels associated with the Term Loan Facility that was originated in the second quarter of 2011 in conjunction with the Recapitalization Transactions in 2011.

Loss on Early Extinguishment of Debt. In connection with the Recapitalization Transactions during the second quarter of 2011, we wrote off deferred financing costs of $11.9 million and recognized $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.

Other Expense (Income), net. Other income for the year ended December 31, 2012 decreased by $220,000 compared to 2011.

Provision for (Benefit from) Income Taxes.  We recorded income tax expense of $3.2 million for the year ended December 31, 2012, on a loss before income taxes of $21.9 million, or an effective tax rate of -14%.  The income tax benefit recorded for the year ended December 31, 2011 was $8.7 million, based on a loss before income taxes of $27.4 million.  During 2012, we recorded net valuation allowances against certain deferred tax assets which increased income tax expense by $9.2 million. During 2011, we recorded net valuation allowances against certain deferred tax assets which reduced income tax benefit by $2.5 million.

Reportable Segments.  Our food packaging segment had net sales of $494.8 million and $523.7 million, and operating income of $34.6 million and $47.0 million for the years ended December 31, 2012 and 2011, respectively. The decrease in net sales was primarily due to a 12% decrease in sales volume, attributable to a decrease in demand for certain pet food products. The decrease in operating income of $12.4 million, or 26%, was largely due to the decrease in sales, an unfavorable sales mix and lower margins impacted by the closure of our Seymour, Indiana facility and resulting operating inefficiencies.

Our non-food packaging segment had net sales of $265.4 million and $274.3 million, and operating income of $19.5 million and $21.2 million, for the years ended December 31, 2012 and 2011, respectively. Net sales decreased $8.9 million, or 3%, primarily due to decreased volumes for certain industrial and building applications, partially as a result of a mild winter lowering end user demand in the first quarter of 2012. The decrease in operating income of approximately $1.7 million, or 8%, was primarily due to the decreased sales.

Our coated products segment had net sales of approximately $85.0 million and $82.1 million, and operating income of $15.6 million and $12.3 million, for the years ended December 31, 2012 and 2011, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the medical, prepress, custom and optical markets, partially offset by decreased volume in the conductives, microfilm and security markets. The increase in operating income of $3.3 million, or 27%, was due to increased volumes in addition to higher margins from operational efficiencies over the prior year.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $3.0 million for the year ended December 31, 2012, as compared to 2011. The increase in the corporate operating loss was attributable to increased management fees, professional fees (primarily related to interim executive services, executive recruiting efforts, and consulting and audit fees), severance costs and costs related to the closure of our Seymour, Indiana facility. These cost increases were partially offset by a decrease in transition and integration costs related to the acquisition of EMCS and decreased costs related to the Recapitalization Transactions in 2011.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

	Year Ended December 31, 2011		Year Ended December 31, 2010
	$	% of Net Sales	$	% of Net Sales
Statement of Operations Data:	(dollar amounts in thousands)
Net sales	$880,032	100%	$785,086	100%
Cost of sales	761,741	86.6%	684,168	87.1%
Selling, general and administrative expenses	74,048	8.4%	66,491	8.5%
Interest expense	49,666	5.6%	36,379	4.6%
Loss on early extinguishment of debt	22,051	2.5%	—	—%
Other expense (income), net	(112)	—%	(1,035)	-0.1%
Loss before income taxes	(27,362)	-3.1%	(917)	-0.1%
Provision for (benefit from) income taxes	(8,703)	-1.0%	1,857	0.3%
Net loss	$(18,659)	-2.1%	$(2,774)	-0.4%

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

SG&A Expenses. SG&A for the year ended December 31, 2011 increased $7.6 million, or 11% compared to 2010.  Excluding the increase in SG&A related to EMCS of approximately $3.9 million, SG&A expenses increased by approximately $3.7 million or 6%.  The significant components of the total increase in SG&A expenses were $4.9 million related to the Recapitalization Transactions, including $4.5 million related to stock option holder bonuses as further described in Note 5 of our consolidated financial statements included elsewhere in this report, $2.6 million of increased management fees, $791,000 of increased startup and transition costs primarily related to the integration of EMCS, $708,000 of increased salaries and benefits, a $320,000 increased loss on sales and dispositions of property, plant and equipment, $473,000 of increased depreciation and amortization primarily related to an ERP system implementation at one of our facilities, and other lesser cost increases totaling $800,000. These cost increases were partially offset by a decrease of $4.6 million in acquisition-related costs, which were higher in 2010 due to the acquisition of EMCS, a decrease in management incentive compensation of $1.3 million, and a decrease in severance costs of approximately $1.0 million.

Interest Expense. Interest expense for the year ended December 31, 2011 increased $13.3 million or approximately 37% compared to 2010 primarily due to increased interest related to higher debt levels associated with the Term Loan Facility, interest expense associated with the new debt incurred in connection with the EMCS acquisition and the Recapitalization Transactions, amortization of deferred loan costs associated with the new debt incurred and increased interest expense related to capital lease obligations.

Loss on Early Extinguishment of Debt. In connection with the Recapitalization Transactions during the second quarter of 2011, we wrote off deferred financing costs of approximately $11.9 million and recognized approximately $10.2 million in early redemption and consent costs related to the early extinguishment of our Former Senior Notes.

Other Expense (Income), net. Other income for the year ended December 31, 2011 decreased by approximately $923,000, or approximately 89%, compared to 2010. Other income, net for 2010 reflected approximately $1.0 million in insurance proceeds received in 2010 related to a third quarter 2009 press fire at one of our food and specialty packaging facilities.

Provision for (Benefit from) Income Taxes.  We recorded income tax benefit of approximately $8.7 million for the year ended December 31, 2011, on a loss before income taxes of approximately $27.4 million, or an effective tax rate of 32%.  The income tax expense recorded for the year ended December 31, 2010 was approximately $1.9 million, based on a loss before income taxes of approximately $917,000.  During 2011, we recorded net valuation allowances against certain deferred tax assets which reduced income tax benefit by approximately $2.5 million. During 2010, we provided for deferred U.S. taxes on all undistributed earnings from our U.K. subsidiaries through December 31, 2010.  Prior to 2010, we had not recognized a deferred tax liability for earnings from our U.K. subsidiaries because we considered these earnings to be permanently invested overseas.  In addition, we recorded a valuation allowance of approximately $670,000 during 2010 related to foreign losses in Canada for which we believed we would not receive a benefit.

Reportable Segments.  Our food packaging segment had net sales of approximately $523.7 million and $437.9 million, and operating income of approximately $47.0 million and $35.2 million for the years ended December 31, 2011 and 2010, respectively. The increase in net sales was primarily attributable to additional net sales related to the first half of 2011 for EMCS of approximately $73.4 million. Excluding EMCS sales from January to June 2011, net sales increased $12.4 million, or 3%, primarily due to favorable pricing of 5%, partially offset by decreased volumes of 2%. The increase in operating income of approximately $7.6 million, excluding operating income for the first half of 2011 of $4.2 million related to EMCS, was primarily due to the increased sales, operational efficiencies resulting from large capital projects completed in late 2010, a reduction in costs related to certain business and operational changes, and decreased selling, general and administrative costs.

Our non-food packaging segment had net sales of approximately $274.3 million and $270.0 million, and operating income of approximately $21.2 million and $19.0 million for the years ended December 31, 2011 and 2010, respectively. The increase in net sales was primarily attributable to favorable pricing of 6%, partially offset by decreased volumes of 4%. The increase in operating income of $2.2 million, or 11.5%, was primarily attributable to operational efficiencies resulting from large capital projects completed in late 2010 and a reduction in costs related to certain business and operational changes.

Our coated products segment had net sales of $82.1 million and $77.2 million, and operating income of $12.3 million and $11.3 million, for the years ended December 31, 2011 and 2010, respectively. The increase in net sales was primarily a result of increased volume across several markets, particularly in the conductives, medical, and security markets, offset somewhat by reductions in the optical films and electronics markets. The increase in operating income of $1.0 million, or 9%, was primarily due to the increased sales.

Corporate operating loss, which includes certain unallocated corporate costs, increased approximately $5.2 million for the year ended December 31, 2011, as compared to 2010.  The increase in corporate operating loss was attributable to costs related to increased management fees, cost related to the Recapitalization Transactions, including amounts related to stock option holder bonuses, cost related to the integration of EMCS and increased costs not allocated to a segment. These cost increases were partially offset by the decrease in acquisition costs related to EMCS and decreased severance.

Liquidity and Capital Resources

2011 Recapitalization Transactions

On May 31, 2011, we completed the Recapitalization Transactions that recapitalized our indebtedness. These transactions included (i) the private placement of $235.0 million principal amount of 10% Senior Notes due 2018; (ii) the entry into a six year $350.0 million senior secured Term Loan Facility; (iii) the amendment and restatement of our existing revolving Senior Credit Facility; and (iv) the repayment of our outstanding 11.25% Former Senior Notes. In connection with the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

Although the Recapitalization Transactions significantly increased our overall amount of debt, it also increased our available liquidity and reduced the amount of required principal repayments on our debt during the next three years. As of December 31, 2012, we had $53.7 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase this up to an additional $25 million under certain conditions. We believe that our expected operating cash flow and this available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for 2013.

Cash Flow

Cash provided by operating activities for the year ended December 31, 2012 was $19.4 million, up from $2.1 million in 2011. The increase is primarily driven by management initiative to lower inventory levels in the first quarter to free up additional cash for other uses, partially offset by decreased accounts payable as a result of timing of vendor payments as well as the corresponding inventory level decrease. These favorable working capital changes were partially offset by decreased operating income. In the year ended December 31, 2010, we generated $29.6 million from operating activities, largely as a result of higher positive cash flows from net loss adjusted for non-cash expenses.

Cash used in investing activities for the year ended December 31, 2012 was $26.8 million, down from $41.3 million in 2011. The decrease is due to lower capital expenditures in 2012. In the year ended December 31, 2010, we used $100.3 million in investing activities, largely as a result of the EMCS acquisition.

Cash provided by financing activities for the year ended December 31, 2012 was $8.2 million, down from $39.1 million in 2011. The decrease is due to higher amounts of cash provided by the Recapitalization Transactions in the prior year. In the year ended December 31, 2010, we generated $72.7 million from financing activities, largely as a result of our Former Senior Notes issued in 2010 in order to repay our former term loan incurred to fund the EMCS acquisition.

Capital Resources

10.00% Senior Notes due 2018

On May 31, 2011, we completed an unregistered private offering of $235.0 million aggregate principal amount of 10% Senior Notes due 2018. Pursuant to an exchange offer in January 2012, we exchanged all of the 10% Senior Notes for 10% Senior Notes registered under the Securities Act of 1933.

The Senior Notes mature on June 1, 2018 and bear interest at 10% per annum payable in semi-annual installments on June 1 and December 1 of each year.

The Senior Notes are jointly, severally, fully and unconditionally guaranteed by the Company’s domestic restricted subsidiaries. Each guarantor subsidiary is 100% owned, directly or indirectly, by the Company within the meaning of Rule 3-10(h) of Regulation S-X. The Senior Notes include a provision which allows for a guarantor subsidiary to be released of any obligation under the subsidiary guarantee under certain conditions. These conditions include the sale or other disposition of all or substantially all of the guarantor subsidiary's assets, the sale or other disposition of all the capital stock of the guarantor subsidiary, change in the designation of any restricted subsidiary as an unrestricted subsidiary by the Company, or upon legal defeasance or satisfaction and discharge of the Senior Notes. The Senior Notes and the guarantees are effectively subordinated to all of our and the guarantors’ secured indebtedness, including our Term Loan Facility and Senior Credit Facility (see descriptions below), to the extent of the value of the assets securing that indebtedness.

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

Term Loan Facility

On May 31, 2011, we entered into a new $350.0 million senior secured Term Loan Facility. In addition to providing for term loans of up to $350.0 million, the Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. In general, in the absence of an event of default, the Term Loan Facility matures on May 31, 2017. We are required to repay the Term Loan Facility in quarterly principal installment amounts of $875,000 with any remaining outstanding amounts payable at maturity in 2017. The interest rate as of December 31, 2012 was 6.5%.

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

Senior Credit Facility

Since January 31, 2006, we have maintained a senior secured revolving credit facility. On August 6, 2007, we amended this facility to provide for an increase in the maximum credit facility to $75.0 million, which included a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). A reserve has been established in the U.S. for the U.S. dollar equivalent of amounts outstanding under the Canadian sub-facility. On October 31, 2007, in order to help fund the EPF Acquisition, we again amended this facility to provide for an increase in the maximum credit facility to $110.0 million to provide for an increase in the Canadian dollar sub-facility to $25 million and to amend certain borrowing base limitations.  On July 2, 2010, the loan agreement related to this facility was amended and restated to provide for an increase in the maximum credit facility to $125.0 million.

On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides our domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company's lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on our consolidated balance sheet. We may also borrow up to an additional $25 million under the Senior Credit Facility subject to certain conditions.

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

One of our historical strategies for growth has been through acquisitions. Future acquisitions may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Our ability to pay dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the New Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board.

As of December 31, 2012, $17.1 million was outstanding and approximately $53.7 million was available for additional borrowings under the Senior Credit Facility. At December 31, 2012 there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.

Liquidity Outlook

We fund our liquidity needs for capital expenditures, working capital and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility.  Notwithstanding capital and credit market disruptions in recent years past, we believe we have sufficient liquidity to meet our working capital and liquidity needs for the next twelve months.

We expect to incur approximately $46.1 million in interest expense related to the Senior Notes and Term Loan Facility in 2013, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2013 will be between $35 million and $40 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the coming year.

Historically, one of our growth strategies has been through acquisitions. Future acquisitions may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Our ability to pay dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board of Directors (the "Board").

Contractual Obligations

The following table summarizes the scheduled payments and obligations under our contractual and other commitments at December 31, 2012.

	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018-Beyond
	(dollar amounts in thousands)
Long-term debt obligations:
Term Loan Facility	$344,750	$3,500	$7,000	$334,250	$—
Senior Notes due 2018	235,000	—	—	—	235,000
Senior revolving credit facility(1)	17,121	17,121	—	—	—
Capital lease obligations(2)	20,484	4,000	6,146	3,558	6,780
Total debt obligations	617,355	24,621	13,146	337,808	241,780
Pension funding obligations(3)	20,337	2,300	7,486	7,720	2,831
Operating lease obligations	23,334	7,099	8,178	3,358	4,699
Interest payments (4)	227,465	46,132	91,574	78,009	11,750
Total contractual obligations	$888,491	$80,152	$120,384	$426,895	$261,060

(1)
Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the entire amount outstanding under our Senior Credit Facility is classified as a current liability.  As a result, the entire amount is presented as a payment due in 2012, even though the Senior Credit Facility does not mature until May 31, 2016.

(2)	Includes principal and interest payments on capital leases.

(3)	Represents currently estimated amounts.

(4)	Includes payments on fixed-rate Senior Notes and estimated payments on variable rate Term Loan Facility.

Off-Balance Sheet Arrangements

During 2009, we entered into a joint venture agreement with INDEVCO.  We determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the year ended December 31, 2010, the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  Our maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was $552,000 at December 31, 2012.  We recognized $29,000 as our share of the income of the joint venture’s operations and received loan payments of $156,000 during the year ended December 31, 2012. We recognized $28,000 as our share of the income of the joint venture’s operations and received loan payments of $116,000 during the year ended December 31, 2011. We recognized $57,000 as our share of the loss of the joint venture's operations during the year ended December 31, 2010.  We may be subject to additional losses to the extent of any financial support that we provide in the future.

Critical Accounting Policies and Estimates

Management has made a number of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) set forth by the Financial Accounting Standards Board ("FASB"), SEC and other authoritative sources of U.S. GAAP. Actual results could differ from these estimates.

The consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition.

We believe the following accounting policies and estimates are critical to understanding our results and affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition. We recognize sales revenue when all of the following conditions are met: persuasive evidence of an agreement exists, delivery has occurred, our price to the buyer is fixed and determinable and collectability is reasonably assured. Sales and related cost of sales are principally recognized upon transfer of title to the customer, which generally occurs upon shipment of products. Our stated shipping terms are generally Freight on Board ("FOB") shipping point, unless otherwise noted in the customer contract.  Sales to certain customers are on consignment and revenue is recognized when the customer uses the products. Provisions for estimated returns and allowances and customer rebates are recorded when the related products are sold.

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

Pension and Postretirement Benefit Obligations. We account for our defined benefit pension plans on an actuarial basis. The overfunded or underfunded status of the pension plans is recognized on our consolidated balance sheet included in our consolidated financial statements. The actuarial valuations employ key assumptions, which are particularly important when determining our projected liabilities for pension and other postretirement benefits.

We have assumed the pension assets and obligations of the Retirement Plan of Exopack, LLC (the “Retirement Plan”) and the pension obligations of the Exopack, LLC Pension Restoration Plan for Salaried Employees (the “Restoration Plan”, and together with the Retirement Plan, collectively, the “Pension Plans”).  We have also assumed certain obligations for healthcare benefits previously provided by Exopack, LLC, on a restricted basis, to certain employees pursuant to a collective bargaining agreement, which we refer to as the postretirement plan or the postretirement benefit plan.

In conjunction with the EMCS acquisition, we assumed a defined benefit pension plan for certain union employees at our Menasha, Wisconsin facility.  Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC.

Key actuarial assumptions used in determining the projected benefit obligation, the accumulated benefit obligation, and net periodic benefit cost (income) for pension and other postretirement benefit plans for the year ended December 31, 2012, included: a discount rate of 4.00% to determine benefit obligations and a 4.25% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 7.00% and a health care cost trend rate beginning at 8.00% and grading uniformly to 5.00% over a seven-year period. Actuarial assumptions used for the year ended December 31, 2011 included: a discount rate of 4.25% to determine benefit obligations and a 5.40% rate to determine net periodic benefit cost (income), an expected long-term rate of return on plan assets of 7.00% and a health care cost trend rate beginning at 8.5% and grading uniformly to 5.0% over an eight-year period.

We set our discount rate annually in relationship to movements in published benchmark rates to match the timing of our benefit payments. The expected long-term rate of return assumption is based on our targeted asset allocation percentages, historical plan return performance and expected future returns. The ultimate health care cost trend rate of 5.00% represents our best estimate of the long-term average annual health care cost increase over the duration of the plan’s liabilities.

The allocation, by asset category, of assets of the Retirement Plan at December 31, 2012 was 65% equity securities and 32% fixed income securities. The allocation of assets of the Retirement Plan at December 31, 2011 was 63% equity securities and 37% fixed income securities.

During the year ended December 31, 2012 we had total pension expense of $2.7 million, which included interest expense of $3.4 million at the assumed rate of 4.25%, amortization of net actuarial losses of $2.3 million, service cost of $479,000, partially offset by $3.4 million of expected returns on plan assets at the assumed rate of 7.00%. During the year ended December 31, 2011, we had total pension expense of $854,000, which included interest expense of $3.4 million at the assumed rate of 5.40%, amortization of net actuarial losses of $403,000, service cost of $372,000, partially offset by $3.3 million of expected returns on plan assets at the assumed rate of 7.00%.

During the year ended December 31, 2012, we had total postretirement expense of $20,000, which included interest expense of $22,000 at the assumed rate of 4.10%, service cost of $20,000, partially offset by amortization of net actuarial gains of $22,000. During the year ended December 31, 2011, we had total postretirement expense of $33,000, which included interest expense of $28,000 at the assumed rate of 5.40%, service cost of $22,000, partially offset by amortization of net actuarial gains of $17,000.

During the years ended December 31, 2012 and 2011, we made contributions of $4.4 million and $3.2 million, respectively, to the Retirement Plan. Other than company contributions to fund benefit payments, no contributions were made to fund the postretirement benefit obligation during the years ended December 31, 2012 and 2011. We expect to make contributions of approximately $2.3 million to the Retirement Plan in 2013.

Unrecognized net actuarial losses were approximately $2.0 million and $2.2 million at December 31, 2012 and 2011, respectively, and are primarily the result of decreases in the discount rates due to decreased market interest rates. The amortization period for unrecognized losses/gains is approximately 10 years for the portion outside the 10% corridor at December 31, 2012.

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

At December 31, 2012, the fair value of the assets of the Pension Plans was $55.3 million, up from $47.3 million at December 31, 2011. Our minimum required contributions to our pension plans for fiscal year 2013 and thereafter may increase or decrease depending on volatility with respect to future global stock market valuations.

We expect to incur net periodic benefit costs of approximately $1.8 million in 2013.

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

Goodwill and Indefinite-Lived Intangible Assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. We do not amortize goodwill, but do assess the recoverability of goodwill annually or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. The fair values of the reporting units are estimated using a blended income and market approach, each being weighted equally in the calculation. The income approach includes determining the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including operating and macroeconomic factors. The market multiple method utilizes fair value estimates derived from a public company market multiple.

Effective July 1, 2012, we implemented an organizational change to bring management closer to our customers and facility operations, to further increase focus on sales growth and operational excellence, and to provide a more effective basis for management decisions. In connection with these organizational changes, we re-evaluated our segment reporting. As a result of the reorganization, our operations now consist of three reportable segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as EAC). Due to this triggering event, we tested goodwill for impairment as of June 30, 2012. There was no indication of impairment in any of our reporting units as of June 30, 2012.

Subsequent to the organizational change in reporting segments, our goodwill reporting units are various components one-level below the food packaging and non-food packaging reporting segments, as well as the coated products reporting segment. There was no indication of impairment in any of the Company's reporting units as of December 31, 2012.

Other Intangible Assets. Contractual or separable intangible assets that have finite useful lives are being amortized against income using the straight-line method over their estimated useful lives of two to 21 years. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets to earnings in proportion to the amount of economic benefits obtained by us in each reporting period.  We test finite-lived assets for impairment whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis.   Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"), clarifying some existing concepts, eliminating wording differences between U.S. GAAP and IFRS, and in some cases, change some principles to achieve convergence between U.S. GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements of any disclosure about fair value between U.S. GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted this ASU on January 1, 2012. This ASU did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, requiring most entities to present items of net income and other comprehensive income either in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. We are presenting a separate consolidated statement of comprehensive income immediately following the consolidated statement of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, allowing an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. This ASU did not have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this ASU is to simplify how entities test indefinite-lived intangible assets other than goodwill. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU No. 2011-08. This ASU becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this ASU is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU becomes effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks as described below. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility.  Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S. facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending on the utilization of the Senior Credit Facility. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2012 was 4.50%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility.  Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss.  We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the amount of borrowings under the Senior Credit Facility at December 31, 2012, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $95,000.

We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. Borrowings on the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.00%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate at December 31, 2012 for the Term Loan Facility was 6.5%.

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

Based on management's evaluation as of the end of the period covered by this annual report on Form 10-K, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) were effective as of the end of the period covered by this annual report on Form 10-K.

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

The Company’s management, under the supervision of and with the participation of the CEO and the CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on the criteria and framework for effective control over financial reporting described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act).

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

Our amended and restated certificate of incorporation and bylaws provide that our business is to be managed by, or under the direction of, our Board. Our bylaws provide that directors are elected at our annual meeting to serve until the subsequent annual meeting of our stockholders or until their earlier resignation or removal. Pursuant to our bylaws, the Board may fill these vacancies or, alternatively, may reduce the size of the board to eliminate these vacancies. As of the date of this annual report, the Board has not taken any action with respect to the current vacancies on our Board. Our officers serve at the pleasure of our Board.

The names of the persons, who now serve as our named executive officers ("NEO") and on our Board, as well as other key employees with their current positions, are set forth below:

Name	Age	Position
Executive Officers
Jack E. Knott	58	Chairman and Chief Executive Officer
Michael E. Alger	56	Chief Financial Officer
Other Key Employees
J. Scott Ross	55	President, Consumer Packaged Goods Division
Robert Arvanites	47	President, Pet Food Division
Gene Welsh	49	Executive Vice President, Food Group
Other Directors
Mark Brody	51	Director
Clarence E. Terry	66	Director

Presented below is information with respect to each of our executive officers, key employees and directors.  The information presented for each director includes the specific experience, qualifications, attributes and skills that led us to the conclusion that such director should serve on our Board in light of our business and structure.

Jack E. Knott was appointed as our CEO effective March 1, 2013. Mr. Knott has served as the Chairman of our Board since October 2005. Mr. Knott previously served as our CEO from October 2005 to September 2011. Mr. Knott served as a Managing Director of Sun Capital from September 2011 to March 2013. As a Managing Director at Sun Capital, Mr. Knott's duties included oversight of the majority of Sun Capital's affiliated packaging portfolio companies. From August 2003 to October 2005, Mr. Knott served as a manager of Ronin Partners, LLC. From 1997 to August 2003, Mr. Knott served in various executive positions at Huntsman Packaging Corp. and as the CEO of Pliant Corporation, its successor. Mr. Knott has over 30 years of experience in the packaging industry, including serving in numerous senior management positions, including Chairman of the Flexible Packaging Association, President of Rexene Products and President of CT Films, among other positions. We believe Mr. Knott's important role in the history and management of our Company and its affiliates, including his extensive knowledge about the flexible packaging industry and his business and leadership skills, support the conclusion that he should serve as one of our directors.

Michael E. Alger was appointed as our CFO effective March 1, 2013. Prior to this appointment, Mr. Alger served as a member of our Board from October 2007 to March 2013. As a result of his appointment as CFO, Mr. Alger resigned from our Board effective March 1, 2013. Mr. Alger served as a Vice President for Sun Capital from 2007 to 2013. Mr. Alger has over 30 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the CFO for Indalex , a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as CFO for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP.

J. Scott Ross has been with Exopack since its inception in 2001 and currently serves as President of our Consumer Packaged Goods division. Prior to joining us, Mr. Ross held various sales and marketing positions with Union Camp Corporation and International Paper, including Director of Sales and Operations Planning, Sales Manager- Industrial Packaging and Vice President and General Manager Plastics U.S.

Robert H. Arvanites first joined Exopack at its inception in 2001 and currently serves as President of our Pet Food division. Mr. Arvanites had a brief separation from the Company in 2011 and was re-hired in 2012. Prior to joining us, Mr. Arvanites held various sales positions with Union Camp Corporation, including Consumer Group Sales Manager from 1997 to 2001 and Sales Manager for its St. Louis, Missouri facility from 1995 to 1997.

Gene Welsh has been with Exopack since October 1, 2010 and currently serves as Executive Vice President of our Food Group. Prior to joining us Mr. Welsh held various positions in sales and operations with Alcan Packaging, including three years as Vice President and General Manager of the meat, dairy and rigid container business.

Mark Brody was elected to our Board in April 2008.  Mr. Brody has been employed by Sun Capital since 2006 and currently serves as a Managing Director at Sun Capital. Mr. Brody has 27 years of senior finance and executive management experience.  Prior to joining Sun Capital, Mr. Brody served from 2001 to 2006 as CFO for Flight Options. Prior to his employment with Flight Options, Mr. Brody served as CFO or Vice President, Finance for a number of manufacturing-related public companies, including Sudbury, Inc., Essef Corporation, Anthony & Sylvan Pools and Waterlink, Inc.  In addition to Mr. Brody's employment by an affiliate of our sole stockholder, we believe that Mr. Brody's background in finance at manufacturing companies, substantial financial experience, experience with acquisitions, extensive board and executive-level management experience and proven leadership and business capabilities all support the conclusion that he should serve as one of our directors.  Mr. Brody started his career as an auditor with Ernst and Young LLP. Within the last five years, Mr. Brody has also served as a director of Catalina Lighting, Inc.

Clarence E. (“Bud”) Terry was re-elected to our Board in March 2013. Mr. Terry previously served on our Board from February 2009 through September 2011. Mr. Terry has 40 years of executive management experience. Prior to joining Sun Capital in 1999, Mr. Terry served as Vice President at Rain Bird Sprinkler Manufacturing, Inc., the largest manufacturer of irrigation products in the world. Mr. Terry has been responsible for all areas of operations, including manufacturing, foreign sourcing, sales and marketing, and general management. In addition to Mr. Terry's employment by an affiliate of our sole stockholder and previous experience on our Board, we believe that Mr. Terry's extensive experience in manufacturing and operations and his extensive board and executive-level management experience and proven leadership and business capabilities provide the Board with a unique perspective on streamlining operations at our facilities and support the conclusion that he should serve as one of our directors.

There are no family relationships among any of our directors, executive officers, or key employees.

Audit Committee

All decisions relating to the audit of our Company are ultimately made by our Board. We do not currently have an audit committee because our common stock is privately-held by one stockholder and we believe it is beneficial to have our entire Board participate in discussions and decision-making concerning the audit of our Company. In addition, we are not subject to United States Securities and Exchange Commission rules that would require us to have an audit committee comprised of independent directors nor are we required to designate an audit committee financial expert. Therefore, each member of our Board participates in discussions and decisions relating to audit matters. None of the members of our Board satisfies the independence requirements for audit committee members under Rule 10A-3 of the Exchange Act.

Code of Ethics

Our Board has adopted a Code of Ethics for Senior Financial Employees that applies to our CEO, CFO, principal accounting officer or controller, or persons performing similar functions.  A copy of the Code of Ethics for Senior Financial Employees will be made available to any person, without charge, by contacting Michael E. Alger, our CFO, at (773) 877-3300, or through a written request to 3070 Southport Road, Spartanburg, South Carolina, 29302.  If we waive any material provision of our code of ethics or substantively change the code, we may disclose that fact on our website (www.exopack.com) within four business days as an alternative to disclosure on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This section describes the compensation elements for the Company's CEO, the CFO, as well as the three other most highly compensated executive officers. We refer to these various officers as our Named Executive Officers ("NEOs"). During the year ended December 31, 2012, we experienced turnover in the CEO and CFO positions. For that reason, we have reported the compensation of all individuals who served as our CEO or CFO, or acted in a similar capacity, during 2012. During the year ended December 31, 2012, our NEOs included

Named Executive Officers
Officer	Title
Jack E. Knott	Chairman and Chief Executive Officer
Christian B. Ragot	Former Chief Executive Officer
Tom Vale	Former Interim Chief Executive Officer, former President and Chief Operating Officer
Duane Owens	Treasurer and Investor Relations Director, former Interim Chief Financial Officer
Miles W. McHugh	Former Chief Financial Officer
David Ziegler	Former Interim Chief Financial Officer
J. Scott Ross	President, Consumer Packaged Goods Division
Robert H. Arvanites	President, Pet Food Division
Gene Welsh	Executive Vice President, Food Group

Tom Vale served as our interim CEO from September 2011 until February 2012 when Christian Ragot was appointed our CEO. Mr. Vale continued to serve as our President and Chief Operating Officer until his resignation in June 2012. Mr. Ragot served as our CEO from February 2012 until his separation from the Company in August 2012. From August 2012 until March 1, 2013, Jack E. Knott, our Chairman of the Board, provided certain executive services to our Company that were previously provided by our CEO. Effective March 1, 2013, Mr. Knott was appointed our CEO.

David Ziegler served as our interim CFO from November 2011 until February 2012 when Miles W. McHugh was appointed our CFO. Mr. McHugh served as our CFO from February 2012 until his resignation from the Company in August 2012. From August 2012 until March 1, 2013, Duane Owens, our Treasurer and Investor Relations Director, served as our interim CFO. Effective March 1, 2013, Michael E. Alger was appointed as our CFO. Effective March 1, 2013, Mr. Owens resumed his responsibilities as our Treasurer and Investor Relations Director.

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

All executive officer and key employee compensation decisions at Exopack are ultimately made by our Board. We do not currently have a compensation committee because our common stock is privately-held by one stockholder and we believe it is beneficial to have our entire Board participate in discussions and decision-making concerning executive compensation. In addition, we are not subject to United States Securities and Exchange Commission rules that would require us to have a compensation committee comprised of independent directors. Therefore, each member of our Board participates in discussions and decisions relating to compensation of executives and key employees. Each year the Board reviews and evaluates each element of the compensation paid to our executive officers and key employees.  Annually, the Board determines the base salary for each executive officer and key employee.  In addition, each year or other performance period deemed appropriate by our Board, the Board establishes a bonus target percentage (expressed as a percentage of base salary) for each executive officer and key employee, as described in more detail below under “Elements of Compensation –Short Term Incentive Compensation – MIP.” Finally, the Board also meets when required during the year to determine the number of stock options, if any, to be granted to executive officers and key employees.

In determining the total compensation for our CEO, our Board considers industry, internal and local market compensation data and its own assessment of the CEO’s performance, the CEO’s own expectations and other factors it deems relevant, including the compensation packages for the principal executive officers of peer companies.

The Board believes that our executive compensation program has been appropriately designed to provide a level of incentives that do not encourage our executive officers to take unnecessary risks in managing their respective business divisions or functions. As discussed below, a meaningful portion of our executive officers' compensation is performance-based, consistent with our approach to executive compensation. Our management incentive plan ("MIP") is designed to reward annual performance in areas considered critical to the short and long-term success of our Company, and typically features a cap on the maximum amount that can be earned in any single year. We believe this discourages risk-taking that focuses excessively on short-term profits at the sacrifice of the long-term health of our Company. Likewise, our long-term equity incentive awards are directly aligned with long-term stockholder interests through their link to the value of our stock and multi-year ratable vesting schedules. In combination, the Board believes that the various elements of our executive compensation program sufficiently tie our executives' compensation opportunities to our focus on sustained long-term growth and performance.

Elements of Compensation

The elements of our compensation program for NEOs consist of:

•	a base salary component;

•	a short-term incentive component, consisting of quarterly bonuses under our MIP; and

•	a long-term incentive component, consisting of stock options that vest 20% per year over a five-year period.

The use and weight of each compensation element is based on a subjective determination by the Board of the importance of each in meeting our overall objectives. In general, we seek to put a significant amount of each executive officer’s total potential compensation “at risk” by making future payout or realization of value dependent on corporate and division performance.  If we and/or an individual fails to meet minimum levels of performance, he or she will not earn any “at risk” compensation.  In addition, stock options provide long-term incentives to increase company profitability, as well as a retention mechanism for highly-valued executive officers. In general, our Board’s intention is to grant a meaningful portion of total compensation in the form of equity compensation awards in order to reinforce the ownership culture within our leadership.  We do not currently maintain specific stock ownership guidelines for our NEOs.  The Board may consider prior compensation outcomes, including equity-incentive compensation gains, in setting future compensation levels.

Base Salary

The first element of our cash compensation program for NEOs is an annual base salary.  When determining salaries, the Board takes into account industry, internal and local market compensation data, as well as each individual’s job responsibility, experience level, individual performance, the amount and nature of the other compensation paid to the officer and the officer’s own expectations. The Board generally reviews and approves base salaries for NEOs annually in December or January, and in connection with promotions or changes in responsibilities.  Adjustments may be made when appropriate, at the discretion of the Board, to reflect competitive market factors and the individual factors described above.

Short-Term Incentive Compensation – MIP

General Structure and Operation of MIP.  The second element of our cash compensation program is a cash bonus payable under our MIP.  Our MIP is designed to attract, retain, motivate and reward officers and key employees of the Company by providing them with the opportunity to earn competitive incentive compensation directly linked to the achievement of business objectives with respect to performance periods that may be designated by the Board.

Historically, our Board has generally adopted and approved a new MIP at the beginning of each year, including the pre-determined earnings before interest, taxes, depreciation, amortization and certain other adjustments (“Adjusted EBITDA”) targets for that year and each NEO’s bonus opportunity set as a fixed percentage of base annual or quarterly salary, referred to as a “bonus target.”

MIP.  On March 23, 2010, the Board adopted the MIP under which the Board may designate future performance periods and establish performance goals and award opportunities for such periods.  The officers that may be eligible to participate in the MIP for any future designated performance period include the NEOs currently employed by the Company.  With respect to each performance period regularly designated under the MIP, the Board will establish the performance goals that must be satisfied by the Company or any subsidiary, division, segment or other unit of the Company (“Business Unit”) during such performance period as a condition to the payment or accrual of a cash bonus for each participant based on performance in such performance period. The performance goals for each performance period will be one or more targeted levels of performance with respect to one or more of the following objective measures with respect to the Company or any Business Unit, with individual weightings as approved by the Board: EBITDA, Adjusted EBITDA, operating income, revenues, bookings, operating expenses and fixed cost reductions. With respect to each performance period, the Board will establish or approve the amounts, or the formula for determining the amounts, of cash bonuses to be paid based upon achievement of the applicable performance goals. For each performance period, the Board will establish or approve the timing of payment and any other conditions to payment of cash bonuses earned under the MIP.  The MIP also includes a bonus recoupment policy providing that (i) if any of the financial or operating results of the Company are restated or otherwise adjusted (whether materially or immaterially) and (ii) after taking any such restatement or adjustment into account, the amount of any bonus award paid to any current or former employee within the preceding three years would have been reduced, then the Company may require such current or former employee to return to the Company all or any portion of the bonus award in excess of the amount which would have been paid after taking into account such restatement or adjustment. The Board has broad discretion to determine whether and to what extent to require any current or former employee to return any bonus awards under the bonus recoupment policy. The bonus recoupment policy set forth in the MIP applies to any bonus award made to any current or former employee under any cash bonus plan or MIP of the Company at any time in the preceding three years.

The following table summarizes for each of our NEOs the threshold, target and maximum bonus percentages (expressed as a percentage of salary attributable to the applicable quarterly period), the performance components upon which each NEO’s bonus opportunity is based, and the corresponding weightings for such performance components, for each of the quarterly periods during 2012.

Bonus Target Percentages, Performance Components and Weightings for Q1 2012 Period, Q2 2012 Period, Q3 2012 Period and Q4 2012 Period
Executive Officer	Threshold Incentive Award (% of Base Salary)	Target Incentive Award (% of Base Salary)	Maximum Incentive Award (% of Base Salary)	Performance Components	Weightings
Jack E. Knott(1)	N/A	N/A	N/A	N/A	N/A

Christian B. Ragot	27.78%	55%	110%	Total Company Adjusted EBITDA	100%

Tom Vale (43 days of Q1)	27.78%	55%	110%	Total Company Adjusted EBITDA	100%
Tom Vale (48 days of Q1 and Q2)	22.73%	45%	90%	Total Company Adjusted EBITDA	100%

Duane Owens (Q1 and Q2)	12.63%	25%	50%	Total Company Adjusted EBITDA	100%
Duane Owens (Q3 and Q4)	10.28%	40%	80%	Total Company Adjusted EBITDA	100%

Miles W. McHugh	22.73%	45%	90%	Total Company Adjusted EBITDA	100%

David Ziegler(2)	N/A	N/A	N/A	N/A	N/A

J. Scott Ross (Q1 and Q2)	20.20%	40%	80%	Pet Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%
J. Scott Ross (Q3 and Q4)	10.28%	40%	80%	Pet Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

Robert H. Arvanites	10.28%	40%	80%	Pet Food and Specialty Division Adjusted EBITDA	85%
				Total Company Adjusted EBITDA	15%

Gene Welsh (Q1 and Q2)	20.20%	40%	80%	Consumer Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%
Gene Welsh (Q3 and Q4)	10.28%	40%	80%	Consumer Food and Specialty Division Adjusted EBITDA	75%
				Total Company Adjusted EBITDA	25%

(1)	During the year ended December 31, 2012, Mr. Knott served as Chairman of the Board, and was not eligible for any bonus program sponsored by the Company.

(2)
Mr. Ziegler served in a consulting capacity for the Company, performing Interim CFO duties until the appointment of Miles McHugh as his replacement as CFO on February 20, 2012. He was ineligible for any bonus program sponsored by the Company during the year ended December 31, 2012.

For each quarter in 2012, in order for our NEOs to earn the maximum possible quarterly bonus for the overall Company Adjusted EBITDA component and, if applicable, the relevant divisional Adjusted EBITDA component, we were required to achieve 115% of the applicable Adjusted EBITDA target established for the applicable quarter.  In order for our NEOs to earn 100% of the target quarterly bonus for each of the applicable performance components, we needed to achieve 100% of the applicable Adjusted EBITDA target established for the applicable quarter.  We needed to achieve 85% of the applicable Adjusted EBITDA target in order for any NEO to be eligible for any bonus with respect to the applicable performance component.  For each one percentage point that the applicable Adjusted EBITDA failed to achieve the relevant Adjusted EBITDA target (subject to a floor of 85% of the relevant Adjusted EBITDA target), each applicable NEO’s bonus was reduced by 3.3%.  For each one percentage point that the applicable Adjusted EBITDA exceeded the Adjusted EBITDA target (subject to a ceiling of approximately 115% of the relevant Adjusted EBITDA target), each applicable NEO’s bonus was increased by 6.6%.  The following table summarizes for each quarter in 2012 the Adjusted EBITDA targets that were established by the Board and our actual Adjusted EBITDA achievement, in each case for the overall Company, for the pet food and specialty division and consumer food and specialty division for each quarter in 2012.

(in 000's) Adjusted EBITDA Targets and Actual Adjusted EBITDA Achievement for Each Quarter in 2012
	Adjusted EBITDA Target for Total Company	Actual Adjusted EBITDA for Total Company	Adjusted EBITDA Target for Pet Food & Specialty Division	Actual Adjusted EBITDA for Pet Food & Specialty Division	Adjusted EBITDA Target for Consumer Food & Specialty Division	Actual Adjusted EBITDA for Consumer Food & Specialty Division
Q1 2012 Period	$28,789	$24,585	$10,093	$7,613	$13,038	$13,169
Q2 2012 Period	$30,107	$26,521	$9,872	$6,136	$13,985	$14,599
Q3 2012 Period	$31,443	$25,821	$10,090	$6,340	$14,036	$13,717
Q4 2012 Period	$26,582	$24,472	$7,200	$6,162	$13,490	$13,347

Based on the level of achievement of applicable Adjusted EBITDA targets summarized in the table immediately above and the bonus percentages and weightings of performance components summarized above, the following table sets forth the cash bonuses earned by each of our NEOs under the MIP during each quarter in 2012.

MIP Bonuses Earned by Named Executive Officers During 2012(1)
	Q1 2012	Q2 2012	Q3 2012	Q4 2012(2)	10% Additional(3)	Total MIP
Jack E. Knott	$—	$—	$—	$—	$—	$—
Christian B. Ragot	$12,215	$29,210	$—	$—	$—	$41,425
Tom Vale	$29,800	$32,915	$—	$—	$—	$62,715
Duane Owens	$5,681	$6,795	$9,839	$15,898	$—	$38,213
Miles W. McHugh	$5,975	$16,730	$—	$—	$—	$22,705
David Ziegler	$—	$—	$—	$—	$—	$—
J. Scott Ross	$3,236	$3,967	$2,992	$14,783	$—	$24,978
Robert H. Arvanites	$—	$—	$—	$14,382	$—	$14,382
Gene Welsh	$23,727	$28,871	$20,743	$23,236	$—	$96,577

(1)
The MIP provides for payout of 66.7% of each quarterly bonus earned in the month following the quarter in which the bonus was earned, and 33.3% is deferred until audited financial statements are completed in the following calendar year.

(2)
The Q4 2012 Period bonuses were earned in 2012 but not payable by their terms until 2013 (2/3 in January and 1/3 held back until the completion of audited, consolidated financial statements for the year ended December 31, 2012).

(3)	If the Company meets certain criteria related to EBITDA, our NEOs qualify for an additional 10% of their respective quarterly MIP bonuses. There were no additional MIP bonuses paid for 2012.

Adjusted EBITDA.  The Board believes that Adjusted EBITDA is an appropriate measure for the primary financial goal of aligning the interests of management with the interests of the Company’s security holders.  The Adjusted EBITDA measures used in connection with the MIP are adjusted on the same basis and for the same factors as disclosed in our quarterly Adjusted EBITDA reconciliation which can be found on our website (www.exopack.com).  Specifically, Adjusted EBITDA is calculated by adjusting net income (loss) to exclude interest, income taxes, depreciation and amortization, severance, restructuring and plant closure costs, gains and losses on disposition of assets, transition costs related to acquisitions, management fees, stock compensation costs, certain process improvement consulting, costs associated with being a public company, pension expense and certain insurance recoveries.  Adjusted EBITDA provides an indicator of general economic performance that is not affected by debt restructurings, fluctuations in interest rates or effective tax rates, or levels of depreciation or amortization.  Accordingly, the Board and our management believe that this measurement is useful for comparing general operating performance from period to period.

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

Our Equity-Based Incentive Plan. CPG Finance an affiliate of Sun Capital and the sole equity owner of Exopack Key Holdings, LLC, our sole stockholder, has a 2005 Stock Option Plan, which we sometimes refer to as our equity-based incentive plan. Our equity-based incentive plan is administered by the Board of Directors of CPG Finance (the “CPG Board”). Our equity-based incentive plan is designed to provide an incentive to key employees and consultants and Board members and to offer an additional inducement in obtaining the services of such persons. The plan provides for the grant of options to purchase shares of the non-voting common stock of CPG Finance. Subject to adjustments in certain events, the total number of shares of non-voting common stock for which options may be granted under the plan may not exceed 100,000 shares. The exercise price of the shares subject to each option is determined at the time the grant is made and set forth in the applicable agreement, but if the exercise price for any option is less than the fair market value of non-voting stock on the date of grant, the option must contain terms that permit the option to comply with, or to be exempt from, the requirements applicable to deferred compensation under Section 409A of the Internal Revenue Code of 1986, as amended (the "Code"). The term of each option granted under the plan may not exceed 10 years from the date of grant.

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

Stock Option Granting Practices. Our practice has been, and is expected to continue to be, to grant equity incentives to executive officers and key non-executive employees.  During 2012, CPG Finance granted 26,000 stock options under our equity-based incentive plan.  Under our current policies, annual equity incentives are granted at the CPG Board’s regularly scheduled meetings. Individual grant amounts and all terms of the award are approved by the CPG Board at the meetings, and the exercise price per share for each stock option granted is generally the per share fair market value based on the most recent valuation of the underlying common stock. The CPG Board also periodically grants equity incentives to newly-hired executive officers and non-executive employees and, from time to time, in connection with promotions or for retention purposes.

The CPG Board has no program or practice to time equity incentive grants in connection with the release of material non-public information.

Option Holder Bonus Agreements

On June 3, 2011, CPG Finance entered into bonus agreements (the "Bonus Agreements") with the employees of the Company who held options to purchase shares of CPG Finance's common stock at the time of the Company's 2011 dividend paid to Sun Capital. The Bonus Agreements provide for the payment to each employee holding options of the amount the holder would have received had his or her options been exercised in full immediately prior to the dividend payment. Following entry into the Bonus Agreements, CPG Finance made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest and upon certain events of termination of the applicable employee's employment or the occurrence of certain change of control events.

Under the Bonus Agreements, the NEOs of the Company became entitled to the following payments:

	Cash Payment Paid in 2012	Cash Payments Upon Vesting of Options	Payment upon Termination or Change of Control
Jack E. Knott	$—	$—	$2,160,000
Christian B. Ragot(1)	$—	$—	$—
Tom Vale(2)	$15,430	$—	$—
Duane Owens(3)	$—	$—	$—
Miles W. McHugh(4)	$—	$—	$—
David Ziegler(5)	$—	$—	$—
J. Scott Ross	$4,258	$9,774	$438,910
Robert H. Arvanites(6)	$—	$—	$—
Gene Welsh	$7,602	$22,806	$486,990

(1)	Mr. Ragot did not hold any options at the time of the 2011 dividend.

(2)	Mr. Vale separated from the Company effective June 29, 2012. Subsequent to his separation, he is no longer entitled to any option bonus payments.

(3)	Mr. Owens did not hold any options at the time of the 2011 dividend.

(4)	Mr. McHugh did not hold any options at the time of the 2011 dividend.

(5)	Mr. Ziegler did not hold any options at the time of the 2011 dividend.

(6)	Mr. Arvanites separated from the Company briefly in 2011 and was re-hired in 2012. As part of the separation, Mr. Arvanites was not eligible to any subsequent option holder bonus payments.

Benefits and Perquisites

We provide our NEOs with certain additional benefits and perquisites.  Certain NEOs receive an automobile allowance. In addition, our NEOs are eligible to participate, along with all of our employees, in our Savings Plans for the Companies of Exopack, which is a 401(k) defined contribution retirement plan that for 2012 matched 50% on the first six percent of employees’ contributions.  Our Board determines all matching contributions to the 401(k) plan.   Our NEOs are also eligible to participate, along with all of our employees, in our medical, dental, disability and life insurance plans.

Mr. Arvanites and Mr. Ross also participate in a frozen defined benefit pension plan that we assumed in connection with the Consolidation, as described in more detail under “—Pension Benefits.”

Employment Agreements and Severance Arrangements

We do not have employment agreements with our NEOs, although we have entered into Separation Benefit Agreements with our NEOs, with the exception of Gene Welsh, Duane Owens and David Ziegler. These Separation Benefit Agreements provide for severance payments in the event of an involuntary termination for reasons other than for “cause” or in connection with a change in control involving CPG Finance. These severance payments generally consist of one year of base compensation paid on a monthly basis and a pro-rata payment of amounts earned under our MIP. We also have an arrangement with our CEO that may entitle him to a bonus in the event of a change in control involving CPG Finance. The Board believes that these severance compensation arrangements are an important part of overall compensation and help to secure the continued employment and dedication of our NEOs, notwithstanding any concern that they might have at such time regarding their own continued employment prior to or following a change of control of CPG Finance.  The Board also believes that these agreements are important as a recruitment and retention device, as all or nearly all of the companies with which we compete for executive talent have similar agreements in place for their senior management.

Tax and Accounting Considerations

Tax considerations play a role in the design of our compensation program. Section 409A of the Code imposes taxes on certain non-qualified compensation arrangements that do not comply with its requirements. These requirements regulate an individual’s election to defer compensation and the individual’s selection of the timing and form of distribution of the deferred compensation. Section 409A also generally provides that distributions can only be made on or following the occurrence of certain events, including the individual’s separation from service, a predetermined date, a change in control, or the individual’s death or disability. For certain key officers, Section 409A requires that such individual’s distribution commence no earlier than six months after such officer’s separation from service. We strive to structure our executive compensation program with the intention that it comply with Section 409A of the Code.

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

Compensation Committee Report

The Board has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Board has determined that the foregoing Compensation Discussion and Analysis be included in this annual report.

The foregoing report is provided by the undersigned Board of Directors.

Board of Directors:
Jack E. Knott
Mark Brody
Clarence E. Terry

Summary Compensation Table

The following table sets forth the compensation earned by our NEOs in 2012, 2011 and 2010 for services rendered in all capacities to us and our subsidiaries.

Name and Principal Position			Option Awards (1)	Non-equity Incentive Plan Compensation(2)	Changes in Pension Value and Non-qualified Deferred Compensation Earnings(3)	All Other Compensation(4)	Total
	Year	Salary ($)	($)	($)	($)	($)	($)
Jack Knott (5)	2012	N/A	N/A	N/A	N/A	N/A	N/A
Chairman and CEO	2011	$341,666	$—	$164,662	N/A	$2,351,118	$2,857,446
	2010	$500,000	$—	$324,961	N/A	$9,802	$834,763

Christian B. Ragot(6)	2012	$250,641	$514,574	$41,425	N/A	$199,653	$1,006,293
Former CEO	2011	N/A	N/A	N/A	N/A	N/A	N/A
	2010	N/A	N/A	N/A	N/A	N/A	N/A

Tom Vale(7)	2012	$240,691	$—	$62,715	N/A	$402,285	$705,691
Former Interim CEO, former	2011	$469,833	$—	$132,534	N/A	$50,306	$652,673
President and Chief Operating	2010	$456,875	$187,821	$239,289	N/A	$10,740	$894,725
Officer

Duane Owens(8)	2012	$193,500	$34,305	$38,213	N/A	$4,718	$270,736
Treasurer and Investor Relations	2011	N/A	N/A	N/A	N/A	N/A	N/A
Director, former Interim CFO	2010	N/A	N/A	N/A	N/A	N/A	N/A

Miles W. McHugh(9)	2012	$185,769	$171,525	$22,705	N/A	$6,566	$386,565
Former CFO	2011	N/A	N/A	N/A	N/A	N/A	N/A
	2010	N/A	N/A	N/A	N/A	N/A	N/A

David Ziegler(10)	2012	N/A	N/A	N/A	N/A	$171,400	$171,400
Former Interim CFO	2011	N/A	N/A	N/A	N/A	$64,900	$64,900
	2010	N/A	N/A	N/A	N/A	N/A	N/A

J. Scott Ross	2012	$261,100	$—	$24,978	$18,524	$21,372	$325,974
President, Consumer Packaged	2011	$256,300	$—	$85,963	$57,359	$88,559	$488,181
Goods Division	2010	$234,850	$112,692	$84,792	$29,329	$14,028	$475,691

Robert H Arvanites (9)	2012	$82,000	$—	$14,382	$19,983	$389,604	$505,969
President, Pet Food Division	2011	$210,979	$—	$31,840	$60,189	$408,640	$711,648
	2010	$260,000	$—	$86,579	$26,542	$14,418	$387,539

Gene Welsh(12)	2012	$260,833	$—	$96,577	N/A	$25,380	$382,790
Executive Vice President,	2011	$254,725	$—	$79,624	N/A	$20,992	$355,341
Food Group	2010	$62,500	$262,949	$37,500	N/A	$2,113	$365,062

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

(2)
This column represents payments awarded to our NEOs under our MIP and for Mr. Welsh under the management incentive program in conjunction with the EMCS acquisition.   MIP awards for the first three quarters in each year presented are payable in the following quarter, except for 33% which is deferred. The 33% deferral from the first three quarters, as well as MIP amounts earned during the fourth quarter in each year presented, are payable in the following year after audited financial statements are completed.  No discretionary bonuses were paid in 2012, 2011 or 2010.

(3)
These amounts represent the change in the present value of accumulated benefits under the Retirement Plan. We assumed the Retirement Plan in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Increases in value in 2012, 2011 and 2010 are primarily due to the accretion of interest on the accumulated benefit.   For additional information about the Retirement Plan, see “–Pension Benefits” below and Note 5 to our consolidated financial statements included elsewhere in this annual report.

(4)	The amounts shown in the All Other Compensation column for 2012 are attributable to the following:

	401(k) Match $	Life Insurance $	Auto Allowance $	Vacation $	Severance $	Consulting $	Option Holder Bonus $	Other $
Jack E. Knott	$—	$—	$—	$—	$—	$—	$—	$—
Christian B. Ragot	$6,616	$1,035	$—	$—	$191,025	$—	$—	$977
Tom Vale	$7,500	$810	$2,929	$40,367	$242,249	$—	$107,930	$500
Duane Owens	$4,503	$—	$—	$—	$—	$—	$—	$215
Miles W. McHugh	$5,931	$135	$—	$—	$—	$—	$—	$500
David Ziegler	$—	$—	$—	$—	$—	$171,400	$—	$—
Jeffrey S. Ross	$7,500	$1,214	$7,443	$—	$—	$—	$4,258	$958
Robert H. Arvanites	$2,460	$625	$1,815	$—	$384,204	$—	$—	$500
Gene Welsh	$7,500	$810	$8,021	$—	$—	$—	$8,325	$724

(5)
Effective August 13, 2012, Jack E. Knott, our Chairman of the Board, agreed to provide certain services previously provided by our CEO. Effective March 1, 2013, Mr. Knott was re-appointed as our CEO. For the year ended December 31, 2012, Mr. Knott received no compensation from the Company other than his prior year deferred MIP bonus as he served the Company as Chairman of the Board. Mr. Knott will receive a base salary at an annual rate of $800,000 in 2013, paid on a monthly basis. Mr. Knott is eligible for a target incentive bonus of 55% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus.

(6)
Christian B. Ragot served as our CEO and as a member of our Board from February 13, 2012 through August 13, 2012. Mr. Ragot received a base salary at an annual rate of $500,000 in 2012, paid on a monthly basis. Mr. Ragot was eligible for a target incentive bonus of 55% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus. Effective August 13, 2012, Mr. Ragot separated from the Company.

(7)
Tom Vale served as our Interim CEO from September 1, 2011 through February 13, 2012, and retained his positions as President, Chief Operating Officer and Secretary after the appointment of Mr. Ragot as CEO. In conjunction with his appointment as Interim CEO, Mr. Vale's salary was increased to an annual rate of $486,900 and his MIP target award was increased to 55% from 45%. Effective June 29, 2012, Mr. Vale resigned as President, Chief Operating Officer and Secretary of the Company.

(8)
Duane Owens, our Treasurer and Director of Investor Relations, served as our Interim CFO from August 14, 2012 through March 1, 2013. While serving as our Interim CFO, Mr. Owens continued to receive a base salary at an annual rate of $180,000, paid on a monthly basis, and he was eligible to receive a target incentive bonus of up to 25% of his base salary based on the earnings performance of the Company. In addition to Mr. Owens' annual base salary, we agreed to pay him an additional $3,000 per month while he served as our Interim CFO. Effective March 1, 2013, Michael E. Alger was appointed as our CFO, and Mr. Owens retained his positions as Treasurer and Director of Investor Relations. In connection with his appointment as our CFO, Mr. Alger resigned his position as a member of our Board. Mr. Alger will receive a base salary at an annual rate of $450,000 in 2013, paid on a monthly basis. Mr. Alger is eligible to receive a target incentive bonus of 50% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus.

(9)
Miles W. McHugh served as our CFO from February 20, 2012 through August 13, 2012. Mr. McHugh received a base salary at an annual rate of $350,000 in 2012, paid on a monthly basis. Mr. McHugh was eligible for a target incentive bonus of 45% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus. Effective August 13, 2012, Mr. McHugh resigned as CFO of the Company.

(10)
David Ziegler served as our Interim CFO from November 28, 2011 through February 20, 2012. Mr. Ziegler was considered a consultant to our Company, and as such, all fees were paid to Pillar Solutions as consulting services. Mr. Ziegler continued to serve our Company in a consulting capacity during a transition period in 2012.

(11)
Mr. Arvanites served as Senior Vice President and General Manager of our Performance Packaging division through October 12, 2011 when he separated from the Company. Effective September 10, 2012 Mr. Arvanites re-joined the Company and was appointed President of our Pet Food division. Mr. Arvanites will receive a base salary at an annual rate of $266,500 in 2013, paid on a monthly basis. Mr. Arvanites is eligible to receive a target incentive bonus of 40% of his base salary based on the earnings performance of the Company with a maximum bonus of up to 200% of his target bonus.

(12)
For the period from July 14, 2010 through September 30, 2010, Mr. Welsh provided consulting services to Exopack in conjunction with the integration of the EMCS acquisition. Mr. Welsh was paid $84,650 for these services.

Grants of Plan-Based Awards in 2012

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Date (1)	Threshold	Target	Maximum	Options	Awards	Awards
		$	$	$	(#)	($/Sh)	($/Sh)
Jack E. Knott	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Christian Ragot(3)	2/13/2012	$69,438	$137,500	$275,000	15,000	$84.98	$34.30
Tom Vale	N/A	$57,320	$113,504	$227,008	N/A	N/A	N/A
Duane Owens	2/13/2012	$22,465	$65,700	$131,400	1,000	$84.98	$34.30
Miles McHugh(4)	2/20/2012	$39,769	$78,750	$157,500	5,000	$84.98	$34.30
David Ziegler	N/A	N/A	N/A	N/A	N/A	N/A	N/A
J. Scott Ross	N/A	$39,712	$104,440	$208,880	N/A	N/A	N/A
Robert H. Arvanites	N/A	$6,849	$26,650	$53,300	N/A	N/A	N/A
Gene Welsh	N/A	$39,712	$104,440	$208,880	N/A	N/A	N/A

(1)	Grant Date Applies to option awards granted in 2012.

(2)	Reflects the threshold, target and maximum potentially payable under the MIP for each of our NEOs. See the table above for amounts earned during 2012 by each respective NEO.

(3)
In accordance with the terms of his stock option agreement, Mr. Ragot forfeited his rights to his unvested stock options as a result of his separation from the Company on August 13, 2012. Following such forfeiture, all 15,000 of Mr. Ragot's stock options granted on February 13, 2012 were cancelled.

(4)
In accordance with the terms of his stock option agreement, Mr. McHugh forfeited his rights to his unvested stock options as a result of his separation from the Company on August 14, 2012. Following such forfeiture, all 5,000 of Mr. McHugh's stock options granted on February 20, 2012 were cancelled.

Outstanding Equity Awards at December 31, 2012

There are no restricted stock awards in place or outstanding at December 31, 2012. The following table sets forth information concerning outstanding options held by the NEOs at December 31, 2012:

Name	Option Expiration Date	Number of Securities Underlying Unexercised Options (#)(1)	Number of Securities Underlying Unexercised Options (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)
		Exercisable	Unexercisable
Jack E. Knott	10/13/2015	—	30,000	—	$72.00

Christian B. Ragot(2)	N/A	N/A	N/A	N/A	N/A

Tom Vale(3)	N/A	N/A	N/A	N/A	N/A
	N/A	N/A	N/A	N/A	N/A

Duane Owens	2/13/2022	—	1,000	1,000	$84.98

Miles W. McHugh(4)	N/A	N/A	N/A	N/A	N/A

David Ziegler	N/A	N/A	N/A	N/A	N/A

J. Scott Ross	10/13/2015	—	600	—	$72.00
	7/1/2016	—	900	—	$130.00
	1/19/2017	—	500	—	$140.00
	7/13/2020	—	1,500	900	$139.00

Robert Arvanites(5)	—	—	—	—	$—

Gene Welsh	10/1/2020	—	3,500	2,100	$139.00

(1)	Options granted under the 2005 Stock Option Plan vest ratably over a 5-year period following the start date of each grant's respective requisite service period.

(2)
In accordance with the terms of his stock option agreement, Mr. Ragot forfeited his rights to his unvested stock options as a result of his separation from the Company on August 13, 2012. Following such forfeiture, all 15,000 of Mr. Ragot's stock options granted on February 13, 2012 were cancelled.

(3)
In accordance with the terms of his stock option agreement, Mr. Vale forfeited his rights to his stock options, as a result of his separation the Company on June 29, 2012.    Following such forfeiture, all 5,000 and 2,500 of Mr. Vale’s stock options granted on February 18, 2008 and July 13, 2010, respectively, were cancelled.

(4)
In accordance with the terms of his stock option agreement, Mr. McHugh forfeited his rights to his unvested stock options as a result of his separation from the Company on August 14, 2012. Following such forfeiture, all 5,000 of Mr. McHugh's stock options granted on February 20, 2012 were cancelled.

(5)
Mr. Arvanites separated from the Company for a brief period beginning October 13, 2011. In accordance with the terms of his stock option agreement, Mr. Arvanites forfeited his rights to 20%, or 100 options, of the total options granted to him on January 29, 2007, and following such forfeiture these options were cancelled.

Stock Options Granted

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

In 2010, CPG Finance granted 2,500 and 1,500 stock options to Tom Vale and J. Scott Ross, respectively.  Pursuant to the grant, 20% of the total options subject to the grant vested on July 13, 2010 for Mr. Vale and Mr. Ross, thereafter, an additional 20% of the total options subject to the grant will vest on July 13 for each successive year for the following four years.  In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) July 13, 2020, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer’s employment terminates for certain specified reasons. Mr. Vale resigned his position as President and Chief Operating Officer in June 2012. In accordance with the terms of his stock option agreement, Mr. Vale forfeited his rights to 100% of his unvested stock options. Following such forfeiture, Mr. Vale's unvested stock options were cancelled.

In 2012, CPG Finance granted 15,000, 5,000 and 1,000 stock options to Christian Ragot, Miles McHugh and Duane Owens, respectively. Messrs. Ragot and McHugh each separated from the Company during 2012. In accordance with the terms of their stock option agreements, Messrs. Ragot and McHugh each forfeited rights to 100% of their stock options. Following such forfeiture, their respective stock options were cancelled. Pursuant to Mr. Owens' grant, 20% of the total options subject to the grant vested on January 2, 2013 for Mr. Owens, thereafter, an additional 20% of the total options subject to the grant will vest on January 2 for each successive year. In the event of a change of control (as defined in the applicable grant agreement), all of the options subject to the grant will vest immediately prior to the change of control. The vested portion of the options can be exercised only on the earliest of (i) February 13, 2022, (ii) the date of the consummation of a change of control, or (iii) 30 days following the date on which the applicable officer's employment terminates for certain specified reasons.

Option Exercises in 2012

There were no stock options exercised by our NEOs during the year ended December 31, 2012.

Pension Benefits

The following table sets forth information concerning pension benefits paid to and accumulated by the NEOs as of December 31, 2012.

		Number of Years Credited Service	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
Name	Plan Name (1)	(#)		($)
Jack E. Knott	N/A	N/A	N/A	N/A

Christian B. Ragot	N/A	N/A	N/A	N/A

Tom Vale	N/A	N/A	N/A	N/A

Michael E. Alger	N/A	N/A	N/A	N/A

Duane Owens	N/A	N/A	N/A	N/A

Miles McHugh	N/A	N/A	N/A	N/A

David Ziegler	N/A	N/A	N/A	N/A

Jeffery S. Ross	Retirement Plan	17.3	$253,003	$—
of Exopack, LLC

Robert H. Arvanites	Retirement Plan	15.2	$210,297	$—
of Exopack, LLC

Gene Welsh	N/A	N/A	N/A	N/A

(1)
The Retirement Plan was assumed by us in connection with the Consolidation on October 13, 2005. The Retirement Plan was frozen on June 30, 2004, prior to the Consolidation; accordingly, the employees’ final benefit calculation under the Retirement Plan was the benefit they had earned under the plan as of June 30, 2004. Benefits under the retirement plan were determined by the highest five years of base salary and incentive compensation in the 10 years prior to June 30, 2004 and years of service as of June 30, 2004. No NEO is currently eligible for early retirement under the Retirement Plan. There have been no changes to the Retirement Plan during the year ended December 31, 2012.

(NA)	These NEOs joined the Company subsequent to the date at which entry into the Retirement Plan was frozen.

Nonqualified Deferred Compensation

There are no nonqualified deferred compensation agreements in place for our NEOs at December 31, 2012.

Change in Control Bonus Opportunity for our CEO

Pursuant to an offer letter entered into with Mr. Knott, our CEO, on January 10, 2006, and amended on August 10, 2011, if Mr. Knott is employed with Sun Capital or the Company through the date of a change in control involving CPG Finance, Mr. Knott will be entitled to receive a bonus upon such change in control that produces a qualifying internal rate of return for our stockholder. Specifically, in the event of a change in control (as such term is defined below), Mr. Knott will receive a payment calculated as follows:

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

Separation Benefit Agreements and Other Covenants

We have entered into separation benefit agreements with our NEOs, with the exception of Gene Welsh, David Ziegler and Duane Owens. Pursuant to these separation agreements, we agree to pay the applicable NEOs their then-existing base salary over a one-year period, as well as the pro-rata amounts earned under the MIP, in the event we terminate the NEO without cause or if we fail to retain the NEO in a similar position within the period beginning 30 days prior to and ending 180 days after a change of control. For purposes of these agreements, "cause" means:

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

In connection with the Company’s appointment of Jack E. Knott as CEO and Michael E. Alger as CFO, the Company and CPG Finance entered into separation benefit agreements with each of Mr. Knott and Mr. Alger. These separation benefit agreements are similar in content to separation benefit agreements currently in place with other NEOs of the Company. As part of Mr. Knott’s appointment as CEO, the Company, CPG Finance and Mr. Knott entered into an amendment to Mr. Knott’s initial stock option grant, which amendment provides that the option grant may only be exercised upon the earliest to occur of the following: (a) July 14, 2015; (b) the date of the consummation of a change in control of CPG Finance; or (c) the date on which Mr. Knott’s employment terminates; provided that if such termination of employment is not voluntary or due to death or disability, then any portion of the option grant may also be exercised on any date within 30 days following the date on which Mr. Knott’s employment terminates.

Pursuant to stock option grant agreements that CPG Finance has entered into with each of our NEOs, each has agreed to abide by certain covenants including:

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

Compensation Committee Interlocks and Insider Participations

We do not currently have a compensation committee. Jack E. Knott, our Chairman of the Board and current CEO, participated in deliberations with our Board concerning executive officer compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about the shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	60,700	$100.32 per option	39,300
Equity compensation plans not approved by the security holder	N/A	N/A	N/A
Total	60,700	$100.32 per option	39,300

For a discussion of the number of equity securities of CPG Finance, one of our parent companies, held by our directors and NEOs, see the discussion under Item 11. Executive Compensation – Outstanding Equity Awards at December 31, 2012.

Security Ownership of Certain Beneficial Owners and Management

Upon completion of the Consolidation, Exopack Key Holdings, LLC became our sole stockholder. Exopack Key Holdings, LLC is 100.0% owned by CPG Finance, an affiliate of Sun Capital. On December 12, 2005, CPG Finance granted options to purchase 77,500 shares of its common stock to members of our management and certain key employees. Additionally, during 2012, 2011, 2010, 2009 and 2008, CPG Finance granted options to purchase 26,000, 4,500, 11,600, zero, and 23,550 shares, respectively, of its common stock to certain key employees of our Company and 36,000, 14,400, 7,400, 7,700, and 7,600 options, respectively, were forfeited. None of the options currently outstanding have been exercised.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Management Services Agreements

In 2005, we entered into a management services agreement with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital (“Sun Capital Management”). The management services agreement was amended on January 31, 2006. Pursuant to the terms of the agreement, as amended, Sun Capital Management has provided and will provide us with certain financial and management consulting services, subject to the supervision of the our Board. In exchange for these services, we will pay Sun Capital Management an annual management fee equal to the greater of $1.0 million or 2% of EBITDA (as defined in the management services agreement). On May 31, 2011, the management services agreement was replaced with a new consulting agreement (the "consulting agreement"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide us with certain financial and management consulting services, subject to the supervision of our Board. In exchange for these services, we will pay Sun Capital Management an annual consulting fee equal to the greater of $3.0 million or 6% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.

We incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $6.1 million, $4.5 million and $1.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively. Such fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

We incurred approximately $64,000, $53,000 and $47,000 for the years ended December 31, 2012, 2011 and 2010, respectively, for certain consulting fees from Sun Capital Management.

Fees Related to Transactions

In addition to the above fees, in connection with any consulting services provided to us, our subsidiaries, or our stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees.  We will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. There were no such fees incurred during the year ended December 31, 2012. During the year ended December 31, 2011, we incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. During the year ended December 31, 2010, we incurred approximately $938,000 in management services under the agreement for management services related to the EMCS acquisition.  During the year ended December 31, 2010, we incurred approximately $234,000 reimbursable expenses related to the EMCS acquisition. These fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Dividends Paid

As a result of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

Other Transactions

From time to time, in the ordinary course of business, we may enter into transactions with entities in which affiliates of Sun Capital have an interest. Any such transaction would be subject to compliance with the covenants contained in the indenture governing the Senior Notes and our Senior Credit Facility. We anticipate that any such transaction would be on arms’ length terms. In addition, as described in Item 11. Executive Compensation of this annual report, we have entered into agreements with our executive officers and key employees. From time to time, we may also indemnify executive officers, key employees and directors for actions taken in their capacities as such.

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

The following fees of PricewaterhouseCoopers LLP were incurred by the Company for services related to the years ended December 31, 2012 and 2011.

Audit Fees
Audit fees totaled approximately $1,275,000 for 2012 and $800,000 for 2011. These fees were for services associated with the audits and quarterly reviews of our consolidated financial statements.

Audit-Related Fees

Fees for audit-related services typically include due diligence in connection with acquisitions and related accounting consultations, compliance with financing arrangements and attest services not required by statue or regulation.  Audit fees related to the registration statement on Form S-4 and Comfort Letter were approximately $200,000 for the year ended December 31, 2011.

Tax Fees

Fees for tax services typically include tax compliance, tax advice and tax planning.  Tax fees for the year ended December 31, 2012 were $32,000 for services rendered by PricewaterhouseCoopers LLP. There were no tax fees incurred by the Company during 2011 for services rendered by PricewaterhouseCoopers LLP.

All Other Fees

All other fees would typically include services not included in audit fees, audit-related fees and tax fees.  We did not incur any other fees during 2012 or 2011.

Audit Committee Pre-Approval Policies and Procedures

Because we do not currently have an Audit Committee, our Board pre-approves the services provided to us by PricewaterhouseCoopers LLP in connection with the audit of our annual consolidated financial statements and the review of our quarterly consolidated financial statements. If management proposes to engage PricewaterhouseCoopers LLP for other audit or permitted non-audit services, our Board pre-approves these services on a case-by-case basis. Our Board approved all the services provided to us by PricewaterhouseCoopers LLP described above.

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

Exopack Holding Corp.
April 1, 2013	By:	/s/ Jack E. Knott
Jack E. Knott Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Jack E. Knott	Chairman and Chief Executive Officer	April 1, 2013
Jack E. Knott	(Principal Executive Officer)

/s/ Michael E. Alger	Chief Financial Officer	April 1, 2013
Michael E. Alger	(Principal Financial and Accounting Officer)

Director
Clarence E. Terry

/s/ Mark E. Brody	Director	April 1, 2013
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

EXOPACK HOLDING CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, stockholder's (deficit) equity, and cash flows present fairly, in all material respects, the financial position of Exopack Holding Corp. and its subsidiaries (the “Company”), at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

April 1, 2013
Charlotte, North Carolina

Exopack Holding Corp. and Subsidiaries
Consolidated Balance Sheets

(in thousands of dollars, except for share and per share data)	December 31, 2012	December 31, 2011
Assets
Current assets
Cash	$3,150	$2,317
Trade accounts receivable (net of allowance for uncollectible
accounts of $2,060 and $1,708 for 2012 and 2011, respectively)	88,186	88,837
Other receivables	4,259	4,083
Inventories	90,103	113,939
Deferred income taxes	3,139	2,745
Prepaid expenses and other current assets	4,559	4,367
Total current assets	193,396	216,288
Property, plant and equipment, net	223,298	223,035
Deferred financing costs, net	14,164	17,144
Intangible assets, net	85,413	89,179
Goodwill	69,673	69,641
Other assets	8,226	8,616
Total assets	$594,170	$623,903
Liabilities and Stockholder's (Deficit) Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$23,557	$8,201
Accounts payable	62,432	84,561
Accrued liabilities	34,414	35,502
Income taxes payable	1,532	718
Total current liabilities	121,935	128,982
Long-term liabilities
Long-term debt, less current portion	576,250	579,750
Capital lease obligations, less current portion	13,163	10,775
Deferred income taxes	22,810	21,621
Other liabilities	28,723	29,101
Total long-term liabilities	640,946	641,247
Commitments and contingencies
Stockholder's (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding at December 31, 2012
and 2011, respectively	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding at December 31, 2012
and 2011, respectively	—	—
(Distributions in excess of) Additional paid-in capital	(75,582)	(76,038)
Accumulated other comprehensive loss, net	(22,951)	(25,198)
Accumulated deficit	(70,178)	(45,090)
Total stockholder's (deficit) equity	(168,711)	(146,326)
Total liabilities and stockholder's (deficit) equity	$594,170	$623,903

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
(in thousands of dollars)	December 31, 2012	December 31, 2011	December 31, 2010

Net sales	$845,178	$880,032	$785,086
Cost of sales	740,352	761,741	684,168
Gross margin	104,826	118,291	100,918
Selling, general and administrative expenses	74,343	74,048	66,491
Operating income	30,483	44,243	34,427
Other expenses (income)
Interest expense	52,289	49,666	36,379
Loss on early extinguishment of debt	—	22,051	—
Other expense (income), net	108	(112)	(1,035)
Net other expenses	52,397	71,605	35,344
Loss before income taxes	(21,914)	(27,362)	(917)
(Benefit from) provision for income taxes	3,174	(8,703)	1,857
Net loss	$(25,088)	$(18,659)	$(2,774)

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended	Year Ended	Year Ended
(in thousands of dollars)	December 31, 2012	December 31, 2011	December 31, 2010
Net loss	$(25,088)	$(18,659)	$(2,774)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,202	(846)	508
Change in pension liability, net of income taxes	$1,045	$(17,257)	$(2,529)
Other comprehensive income (loss)	$2,247	$(18,103)	$(2,021)

Comprehensive (loss) income	$(22,841)	$(36,762)	$(4,795)

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Stockholder’s (Deficit) Equity

	Common Stock		(Distributions in Excess of) Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit
(in thousands of dollars, except for share data)	Shares	Amount				Total

Balances at January 1, 2010	1	$—	$73,230	$(5,074)	$(23,657)	$44,499
Stock compensation expense	—	—	291	—	—	291
Net loss	—	—	—	—	(2,774)	(2,774)
Cumulative translation adjustment	—	—	—	508	—	508
Change in pension liability (net of income taxes of $1,484)	—	—	—	(2,529)	—	(2,529)
Balances at December 31, 2010	1	—	73,521	(7,095)	(26,431)	39,995
Stock compensation expense	—	—	441	—	—	441
Net loss	—	—	—	—	(18,659)	(18,659)
Dividend to parent	—	—	(150,000)	—	—	(150,000)
Cumulative translation adjustment	—	—	—	(846)	—	(846)
Change in pension liability (net of income taxes of $0)	—	—	—	(17,257)	—	(17,257)
Balances at December 31, 2011	1	—	(76,038)	(25,198)	(45,090)	(146,326)
Stock compensation expense	—	—	456	—	—	456
Net loss	—	—	—	—	(25,088)	(25,088)
Dividend to parent	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	1,202	—	1,202
Change in pension liability (net of income taxes of $0)	—	—	—	1,045	—	1,045
Balances at December 31, 2012	1	$—	$(75,582)	$(22,951)	$(70,178)	$(168,711)

 The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands of dollars)	2012	2011	2010

Cash flows from operating activities
Net loss	$(25,088)	$(18,659)	$(2,774)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Depreciation and amortization	40,027	39,450	33,736
Deferred income tax (benefit) provision	751	(10,298)	506
Stock compensation expense	456	441	291
Loss on early extinguishment of debt	—	11,883	—
Loss on sales and disposition of property, plant and equipment	234	988	668
Changes in operating assets and liabilities:
Receivables	1,096	5,959	(5,385)
Inventories	24,282	(10,377)	(10,545)
Prepaid expenses and other assets	(559)	(2,108)	(2,607)
Accounts payable and accrued and other liabilities	(22,556)	(14,946)	15,807
Income tax receivable/payable	768	(253)	(102)
Net cash provided by operating activities	19,411	2,080	29,595
Cash flows from investing activities
Repayments from (investment in) joint venture	155	116	(425)
Purchases of property, plant and equipment, including
capitalized software	(27,007)	(42,831)	(24,996)
Proceeds from sales of property, plant and equipment	49	1,446	7,249
Acquisition of business, net of cash acquired	—	—	(82,124)
Net cash used in investing activities	(26,803)	(41,269)	(100,296)
Cash flows from financing activities
Repayment of subordinated term loan	—	(33)	(49)
Issuance of term loan	—	350,000	—
Repayments of term loan	(3,500)	(1,750)	—
Borrowings on former term loan	—	—	100,000
Repayments on former term loan	—	—	(100,000)
Issuance of senior notes	—	235,000	100,000
Repayment of former senior notes	—	(320,000)	—
Repayments of capital lease obligations	(2,600)	(1,921)	(2,488)
Deferred loan costs paid	(96)	(17,859)	(12,881)
Dividend to parent	—	(150,000)	—
Borrowings under revolving credit facility	749,521	981,757	944,614
Repayments of revolving credit facility	(735,172)	(1,036,084)	(956,492)
Net cash provided by financing activities	8,153	39,110	72,704
Effect of exchange rate changes on cash	72	(112)	(128)
Increase (decrease) in cash	833	(191)	1,875
Cash
Beginning of year	2,317	2,508	633
End of year	$3,150	$2,317	$2,508

Supplemental cash flow information:
Income taxes refunded	$190	$104	$102
Income taxes paid	$1,826	$1,949	$1,582
Interest paid	$49,049	$58,869	$28,500
Early redemption and consent costs paid with debt extinguishment	$—	$10,168	$—
Capital expenditures which were accrued but not paid	$1,593	$1,995	$1,570

The accompanying notes are an integral part of these consolidated financial statements.

Exopack Holding Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.Organization and Acquisitions

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

The Company operates 18 manufacturing facilities located throughout the United States, Canada, China and the United Kingdom. The Company operates seven manufacturing facilities in the food packaging segment, of which the Company leases one and owns the remaining six facilities. The Company operates eight manufacturing facilities in the non-food packaging segment, of which the Company leases three, including one in Concord, Canada, and owns the remaining five facilities. The Company operates three manufacturing facilities in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one manufacturing facility in Guangzhou, China. During the quarter ended June 30, 2012, the Company announced a plan to close its manufacturing facility located in Seymour, Indiana. The Company has consolidated its consumer multiwall packaging operations into other facilities in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa.

On July 13, 2010, the Company acquired certain assets and assumed certain liabilities of a flexible packaging business previously operated by Bemis Company, Inc. This acquisition provided the Company the unique opportunity to gain a position in the meat and cheese packaging sector. The Company subsequently renamed this acquired business Exopack Meat, Cheese and Specialty ("EMCS").

The acquired business involves the manufacture and sale of certain packaging products primarily in the United States and Canada, including flexible-packaging rollstock used for chunk, sliced or shredded natural cheeses packaged for retail sale and flexible-packaging shrink bags used for fresh meat.  EMCS is included within the Company’s food packaging segment.  The acquisition of EMCS provided the Company the unique opportunity to gain a position in the meat and cheese packaging sector and expand the Company’s product offerings.  The purchase price paid by the Company was approximately $82.1 million.  The Company expensed approximately $4.6 million of acquisition costs related to the EMCS acquisition during the year ended December 31, 2010.

The Company funded the purchase price with proceeds from a term loan that was repaid on September 24, 2010 using proceeds from the issuance of additional 11.25% senior notes due 2014.

The net acquisition cost of $82.1 million has been allocated as follows:

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

2.Summary of Significant Accounting Policies

Use of Estimates

Management has made a number of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Actual results could differ from these estimates.

Principles of Consolidation

The consolidated financial statements include the accounts of all wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated. Results of operations of companies acquired are included from their respective dates of acquisition.

Variable Interest Entity

During 2009, the Company entered into a joint venture agreement with INDEVCO Group, a Lebanese-based manufacturer (“INDEVCO”).  The Company determined that the joint venture is a variable interest entity (“VIE”) under FASB guidance related to accounting for variable interest entities and that the Company is not the primary beneficiary of the VIE.  The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging.  During the year ended December 31, 2010, the VIE purchased and installed the necessary extrusion equipment and production commenced in the third quarter of 2010.  The Company’s maximum exposure to loss as a result of its involvement with the unconsolidated VIE is limited to the Company’s recorded investment in this VIE, which was approximately $552,000 at December 31, 2012.  The Company recognized approximately $29,000 as its share of the income of the joint venture’s operations and received loan payments of approximately $156,000 during the year ended December 31, 2012. The Company recognized approximately $28,000 as its share of the income of the joint venture’s operations and received loan payments of approximately $116,000 during the year ended December 31, 2011. The Company recognized approximately $57,000 as its share of the loss of the joint venture's operations during the year ended December 31, 2010.  The Company may be subject to additional losses to the extent of any financial support that the Company provides in the future.

Foreign Currency Translation and Transactions

Translation of the financial statements of the Company’s foreign subsidiaries, whose functional currencies are the Canadian dollar, the British pound and the Chinese yuan renminbi, occurs using the current exchange rate at the reporting date for the balance sheet and the weighted-average exchange rate during the reporting period for results of operations. The resulting currency translation adjustment is accumulated and reported in “Accumulated other comprehensive loss, net” on the accompanying consolidated balance sheets. Gains and losses on foreign currency transactions are included in the consolidated statements of operations for the period in which the transaction occurs. The consolidated statements of cash flows include the effect of foreign currency cash flows using the weighted-average exchange rate during the reporting period.

Cash

Cash includes cash on hand and in banks. The Company has no cash instruments which are considered to be cash equivalents. Accounts payable in the accompanying consolidated balance sheets includes approximately $8.9 million and $2.4 million in book cash overdrafts as of December 31, 2012 and 2011, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and depreciated using the straight-line method based on the following estimated useful lives of the assets:

Buildings and improvements    30 years
Machinery and equipment        10 years
Other depreciable assets        3-7 years

The cost of property, plant and equipment and related accumulated depreciation are removed from the accounts upon the retirement or disposal of such assets and the resulting gain or loss is recognized at the time of disposition.  Maintenance and repairs that do not improve efficiency or extend economic life are charged to expense as incurred. Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $31.6 million, $30.8 million and $27.3 million, respectively. No interest was capitalized during any of the periods presented.

Deferred Financing Costs

Costs related to the issuance of debt are amortized as a component of interest expense over the term of the related debt using the straight-line method, which approximates the effective interest method. Deferred financing costs related to financing arrangements in place as of December 31, 2012 and 2011, respectively, were as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Deferred financing costs	$19,425	$19,329
Accumulated amortization	(5,261)	(2,185)
Net deferred financing costs	$14,164	$17,144

During the year ended December 31, 2011, the Company incurred approximately $17.9 million in additional deferred financing costs and also wrote off deferred financing costs of approximately $11.9 million in association with the Recapitalization Transactions.

Leases

Leases are reviewed for capital or operating classification at their inception under the guidance of Accounting Standard Codification (“ASC “) 840, Leases. The Company uses its incremental borrowing rate in the assessment of lease classification and assumes the initial lease term includes renewal options that are reasonably assured. The Company conducts operations primarily under operating leases. For leases classified as operating leases, the Company records rent expense on a straight-line basis, over the lease term beginning with the date the Company has access to the property, which in some cases is prior to commencement of lease payments. Accordingly, the amount of rental expense recognized in excess of lease payments is recorded as a deferred rent liability and is amortized to rental expense over the remaining term of the lease.

Capitalization of Software for Internal Use

The Company capitalizes costs associated with software developed or obtained for internal use when both the preliminary project stage is completed and management has authorized further funding for the project which it deems probable of completion for the intended use. Capitalization of these costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Once completed, capitalized software is amortized over its estimated useful life of three years. Capitalized software is classified in “Other assets” on the accompanying consolidated balance sheets and was approximately $2.4 million and $2.9 million at December 31, 2012 and 2011, respectively. During 2011, the Company began installation of a new Enterprise Resource Planning System. This installation is expected to continue into future years. Amortization of capitalized software costs was approximately $1.6 million, $1.0 million and $645,000, respectively, for the years ended December 31, 2012, 2011 and 2010, respectively.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in purchase business combinations. The Company does not amortize goodwill, but does assess the recoverability of goodwill annually or whenever events or circumstances indicate that it is "more likely than not" that the fair value of a reporting unit has dropped below its carrying value. The carrying value of goodwill is reviewed at a reporting unit level at least annually for impairment, or more frequently if impairment indicators exist. The fair values of the reporting units are estimated using a blended income and market approach, each being weighted equally in the calculation. The income approach includes determining the net present value of discounted cash flows generated by each reporting unit. Considerable judgment is necessary in estimating future cash flows, discount rates and other factors affecting the estimated fair value of the reporting units, including operating and macroeconomic factors. The market multiple method utilizes fair value estimates derived from a public company market multiple.

Effective July 1, 2012, the Company implemented an organizational change to bring management closer to its customers and facility operations, to further increase focus on sales growth and operational excellence, and to provide a more effective basis for management decisions. In connection with these organizational changes, the Company re-evaluated its segment reporting. As a result of the reorganization, the Company's operations now consist of three reportable segments 1) food packaging; 2) non-food packaging; and 3) coated products (which we refer to as "EAC"). Due to this triggering event, the Company tested goodwill for impairment as of June 30, 2012. There was no indication of impairment in any the Company's reporting units as of June 30, 2012.

Subsequent to the organizational change in reporting segments, the Company's goodwill reporting units are various components one-level below the food packaging and non-food packaging reporting segments, as well as the coated products reporting segment. There was no indication of impairment in any of the Company's reporting units as of December 31, 2012.

Using retrospective application of our new reporting segment structure, goodwill as of December 31, 2012 and 2011 is as follows:

(in thousands of dollars)	Food Packaging Segment	Non-Food Packaging Segment	Coated Products Segment	Total
Balance as of December 31, 2011	$36,572	$30,427	$2,642	$69,641
Foreign currency translation	—	—	32	32
Balance as of December 31, 2012	36,572	30,427	2,674	69,673

Goodwill, with the exception of approximately $3.3 million and $1.9 million assigned to the Company’s food packaging segment and coated products segments, respectively, are not deductible for income tax purposes.

Intangible assets

Contractual or separable intangible assets that have finite useful lives are being amortized using the straight-line method over their estimated useful lives of 10 - 21 years for customer list, 2 - 15 years for patents and 15 - 20 years for trademarks and tradenames. The straight-line method of amortization reflects an appropriate allocation of the costs of the intangible assets in proportion to the amount of economic benefits obtained by the Company in each reporting period.  The Company tests finite-lived assets for impairment whenever there is an impairment indicator and indefinite lived assets for impairment on an annual basis.  Finite lived intangible assets are tested for impairment by comparing anticipated related undiscounted future cash flows from operations to the carrying value of the asset. Indefinite lived intangible assets are tested for impairment by comparing the estimated fair value of the asset using the relief of royalty method to the carrying value of the asset. The Company's intangible assets at December 31, 2012 and 2011 consisted of the following:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Definite-lived intangible assets:
Customer lists	$43,300	$43,276
Patents	6,663	7,163
Trademarks and tradenames	2,629	2,618
Total definite-lived intangible assets	52,592	53,057
Accumulated amortization	(18,179)	(14,878)
Definite-lived intangible assets	34,413	38,179
Indefinite-lived intangible assets - trademarks and tradenames	51,000	51,000
Net intangible assets	$85,413	$89,179

Amortization expense for definite-lived assets for the years ended December 31, 2012, 2011 and 2010 was $3.8 million, $3.8 million and $2.8 million, respectively. Estimated future amortization expense is as follows:

(in thousands of dollars)
Year Ending December 31,
2013	$3,790
2014	3,790
2015	3,502
2016	2,537
2017	2,466
2018 and thereafter	18,328
Total	$34,413

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

During the year ended December 31, 2012, the Company recorded accelerated depreciation expense of approximately $840,000, based on changes in the estimated useful lives of several pieces of equipment associated with the closure of the Seymour, Indiana facility in the second quarter.  During the year ended December 31, 2011, the Company recorded accelerated depreciation expenses of approximately $3.6 million, based on changes in the estimated useful lives of several pieces of equipment, primarily in the food packaging segment. See discussion of the measurement methodology for potential impairment of goodwill and indefinite-lived intangible assets above.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net loss, adjustments to the Company’s minimum pension liability and unrealized gains and losses on foreign currency translation. All elements of other comprehensive income (loss) have related tax effects.

The following table represents the components of accumulated other comprehensive income (loss):

Year	Foreign Currency Translation Adjustments	Pension and Post Retirement Plans Liability(1)		Deferred Cumulative Tax Effect on Liability	Accumulated Comprehensive Income (Loss)
(in thousands of dollars)
Balance at December 31, 2010	$(315)	$(10,556)		$3,776	$(7,095)
Change during 2011	(846)	(17,257)	(1)	—	(18,103)
Balance at December 31, 2011	(1,161)	(27,813)		3,776	(25,198)
Change during 2012, net of taxes	1,202	1,045	(2)	—	2,247
Balance at December 31, 2012	$41	$(26,768)		$3,776	$(22,951)

(1)
For the year ended December 31, 2011, the Company recorded a deferred tax benefit of $6.3 million related to pension and postretirement plan liabilities. This benefit was fully offset by deferred tax expense to establish a valuation allowance to offset U.S. net deferred tax assets.

(2)
For the year ended December 31, 2012, the Company recorded a deferred tax liability of $395,000 related to pension and postretirement plan liabilities. This deferred tax liability was fully offset by a reduction to the valuation allowance against the Company's cumulative deferred tax asset pertaining to the Company's pension and postretirement plan liabilities.

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

Research and Development Costs

Research and development costs are charged to “Selling, general and administrative expenses” as incurred. For the years ended December 31, 2012, 2011 and 2010, research and development expense costs were approximately $7.2 million, $7.1 million and $6.1 million, respectively.

Income Taxes

Income taxes are recorded under the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company does not currently intend to repatriate earnings, if any, from its Canadian subsidiaries, and considers these earnings to be permanently invested outside the U.S.  As a result, no deferred tax liability has been recognized for earnings from Canadian subsidiaries.  The Company has provided for deferred U.S. taxes on all undistributed earnings from its U.K. subsidiaries through December 31, 2012. Prior to 2010, the Company had not recognized a deferred tax liability associated with earnings from its U.K. subsidiaries because it considered these earnings to be permanently invested overseas.  During the fourth quarter of 2010, the Company determined that the earnings from its U.K. subsidiaries should no longer be considered indefinitely reinvested.

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

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such items as a component of income before taxes. Penalties are recorded in other expense (income), net and interest is recorded in interest expense, in the accompanying consolidated statements of operations. There were no significant interest and penalties associated with unrecognized tax benefits for the years ended December 31, 2012, 2011 or 2010.

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

The Company recorded stock compensation expense of approximately $456,000, $441,000 and $291,000 related to options during the years ended December 31, 2012, 2011 and 2010, respectively.

The fair values of the options granted were estimated on the dates of grant using the Black-Scholes option pricing model with the following results and assumptions for the option grants which occurred in the years ended December 31, 2012, 2011 and 2010:

	2012 Grants	2011 Grants	2010 Grants
Weighted-average grant date fair value per share	$45	$52	$77
Weighted-average expected lives (years)	10	10	10
Risk-free interest rate	2.00%	2.61%	2.61%
Volatility	40.0%	40.0%	40.0%

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

Costs associated with cleaning up existing environmental contamination caused by past operations and costs which do not benefit future periods are expensed. The Company records undiscounted liabilities for environmental costs when a loss is probable and can be reasonably estimated. At December 31, 2012 and 2011, management believes there were no material obligations related to environmental matters. Environmental expenses incurred in all of the periods presented herein were insignificant.

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

The Company’s financial instruments include cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt. At December 31, 2012 and 2011, the carrying value of these financial instruments, excluding the Senior Notes portion of the long-term debt, approximates fair value because of the short-term maturities of these instruments.

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

The fair value measurements of the Company’s Senior Notes are primarily determined using input prices that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. The carrying values and estimated fair value of the Senior Notes as of December 31, 2012 and 2011 are as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Carrying Value	$235,000	$235,000
Fair Value (Level 2)	$219,000	$240,000

The Company does not have any financial instruments measured under the Level 3 hierarchy.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company controls credit risk through credit approvals, credit limits and monitoring procedures. The Company does not require collateral for trade accounts receivable. One customer, primarily within the Company’s food packaging segment, accounted for 14.6% and 11.3% of gross accounts receivable as of December 31, 2012 and 2011, respectively.

Concentrations of credit risk with respect to trade receivables are limited due to the wide variety of customers and markets into which the Company’s products are sold, as well as their dispersion across many different geographic areas, primarily in North America. One customer accounted for 10.3% of the Company’s net sales during the year ended December 31, 2012. No customer accounted for more than 10.0% of the Company’s net sales during the years ended December 31, 2011 and 2010.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRS"), clarifying some existing concepts, eliminating wording differences between U.S. GAAP and IFRS, and in some cases, change some principles to achieve convergence between U.S. GAAP and IFRS. The new accounting rules result in a consistent definition of fair value and common requirements of any disclosure about fair value between U.S. GAAP and IFRS. The new accounting rules also expand the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The Company adopted this ASU on January 1, 2012. This ASU did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income, requiring most entities to present items of net income and other comprehensive income either in one continuous statement referred to as the statement of comprehensive income or in two separate, but consecutive, statements of net income and other comprehensive income. The new requirements are effective for fiscal years beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. The Company is presenting a separate consolidated statement of comprehensive income immediately following the consolidated statement of operations.

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, allowing an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the two-step goodwill impairment test prescribed under current accounting rules. Otherwise, the two-step goodwill impairment test is not required. The new accounting rules will be effective for the Company beginning after December 15, 2011. The Company adopted this ASU on January 1, 2012. This ASU did not have a material impact on the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this update is to simplify how entities test indefinite-lived intangible assets other than goodwill. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU No. 2011-08. This ASU becomes effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This ASU becomes effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect this ASU to have a material impact on the consolidated financial statements.

3.	Balance Sheet Information

The major components of certain balance sheet accounts at December 31, 2012 and 2011 are as follows:

(in thousands of dollars)
Assets	2012	2011
Inventories
Raw materials and supplies	$32,387	$40,580
Work in progress	14,558	15,191
Finished goods	43,158	58,168
Total inventories	$90,103	$113,939
Property, plant and equipment
Land	$6,127	$6,088
Buildings and improvements	59,346	57,274
Machinery and equipment	266,240	238,643
Other	6,341	6,039
Construction in progress	25,378	24,611
Gross property, plant and equipment	363,432	332,655
Less: Accumulated depreciation	(140,134)	(109,620)
Net property, plant and equipment	$223,298	$223,035

(in thousands of dollars)
Liabilities	2012	2011
Accrued liabilities
Interest	$2,272	$2,107
Vacation	6,449	6,972
Payroll and bonuses	5,222	4,137
Pension liability to be funded within one year	2,300	4,791
Workers’ compensation	1,835	1,677
Medical insurance claims	2,844	3,025
Accrued severance	1,131	858
Customer rebates	5,697	5,259
Property and other taxes	2,440	2,708
Accrued utilities	1,125	1,122
Accrued freight	636	778
Accrued audit fees	772	697
Accrued management fees	750	687
Other	941	684
Total accrued liabilities	$34,414	$35,502

Other liabilities
Liability for pension benefits	27,404	27,551
Postretirement medical benefits	612	643
Deferred compensation liability	196	261
Deferred rent	406	536
Other	105	110
Total other liabilities	$28,723	$29,101

4.Financing Arrangements

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

The Recapitalization Transactions and the Company's current financing arrangements are further described below.
The balances due under debt agreements at December 31, 2012 and 2011 were as follows:

(in thousands of dollars)	2012	2011
Senior notes	$235,000	$235,000
Term loan facility	344,750	348,250
Senior credit facility	17,121	2,712
Capital leases	16,099	12,764
Total debt	612,970	598,726
Less: Current portion	23,557	8,201
Total long-term debt	$589,413	$590,525

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

The Company incurred approximately $6.9 million in deferred financing costs related to the Senior Notes for the year ended December 31, 2011, which are being amortized over the term of the Senior Notes.

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

The Company is required to repay installments on the Term Loan Facility in quarterly principal amounts of $875,000 beginning on September 30, 2011, with any remaining outstanding amounts payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate at December 31, 2012 was 6.5%.

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

The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company which are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. At December 31, 2012, the Company was in compliance with these restrictions.

The Company incurred approximately $10.1 million in deferred financing costs related to the Term Loan Facility which are being amortized over the term of the Term Loan Facility.

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

On May 31, 2011, as part of the Recapitalization Transactions, the loan agreement related to the Senior Credit Facility was amended and restated to provide for a decrease in the maximum credit facility to $75.0 million and to provide for a decrease in the Canadian dollar sub-facility to $15.0 million. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying consolidated balance sheets at December 31, 2012 and 2011. The Company may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions.

As of December 31, 2012, $17.1 million was outstanding and approximately $53.7 million was available for additional borrowings under the Senior Credit Facility. At December 31, 2012 there were outstanding letters of credit of approximately $4.2 million under the Senior Credit Facility.

Under the Senior Credit Facility, in general, interest subsequent to May 31, 2011 accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations. The weighted average interest rate on borrowings outstanding under the Senior Credit Facility at December 31, 2012 was approximately 4.5%. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying consolidated statements of operations.

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

The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. At December 31, 2012, the Company was in compliance with these covenants.

The Company incurred approximately $817,000 in additional deferred financing costs related to the amendment of the Senior Credit Facility during the year ended December 31, 2011, which are being amortized over the term of the Senior Credit Facility.

Loss on Early Extinguishment of Debt

In May 2011, the Company entered into the Term Loan Facility and issued the Senior Notes and used a portion of the proceeds to repay the Former Senior Notes and all amounts outstanding under the Senior Credit Facility. In connection with the refinancing transaction, the Company wrote off deferred financing costs of approximately $11.9 million and paid approximately $10.2 million in early redemption and consent costs related to the Former Senior Notes.

Lease Transactions

On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of approximately $4.9 million, after fees and deposits.  These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility.  The Company determined that this lease qualifies as a capital lease ("Sale/Leaseback Lease") and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments, or approximately $5.2 million.  The lease term is five years with a lease expiration date of July 2015.  In connection with this sale/leaseback transaction, the Company paid $1.7 million in security deposits, which are refundable at lease expiration and are included in other assets on the accompanying consolidated balance sheets.

In conjunction with the EMCS acquisition, the Company assumed one lease related to real estate ("EMCS Real Estate Lease") and three leases related to extrusion equipment that the Company determined all qualify as capital leases.  The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or approximately $9.2 million.  The leases expire over various periods with the EMCS Real Estate Lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017, respectively.  Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases. The remaining equipment lease was cancelled and the equipment was purchased by the Company for approximately $1.5 million.  The new equipment lease ("EMCS Equipment Lease") expires in September 2014. In connection with the EMCS Equipment Lease, the Company paid $1.4 million in security deposits, which are refundable at lease expiration and are included in other assets in the accompanying consolidated balance sheet.

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

The components of the Company's capital leases at December 31, 2012 are as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short Term	Long Term	Total
(in thousands of dollars)
Sale/Leaseback Lease	5 years	$5,154	$(2,577)	$2,577	$987	$1,702	$2,689
EMCS Real Estate Lease	9 years	4,270	(356)	3,914	89	4,172	4,261
EMCS Equipment Lease	4 years	3,807	(2,379)	1,428	942	760	1,702
Thomasville Real Estate Lease	10.3 years	2,307	(298)	2,009	152	1,972	2,124
Tifton Equipment Lease	7 years	5,936	(636)	5,300	766	4,557	5,323
Total		$21,474	$(6,246)	$15,228	$2,936	$13,163	$16,099

5.Employee Benefit Plans

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

In conjunction with the EMCS acquisition, the Company assumed a defined benefit pension plan for certain union employees at the Menasha, Wisconsin facility.  Employees hired prior to March 1, 2010 were eligible to participate in the plan upon completion of 1,000 service hours. This plan was subsequently incorporated into the Retirement Plan of Exopack, LLC. Benefits were frozen for participants at USW Union as of December 31, 2012.

The following table sets forth the information related to the changes in the benefit obligations of the Pension Plans and change in plan assets of the Retirement Plan and a reconciliation of the funded status of the Pension Plans for the years ended December 31, 2012 and 2011.

(in thousands of dollars)	December 31, 2012	December 31, 2011
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$79,596	$64,512
Service cost	479	372
Interest cost	3,363	3,395
Actuarial loss	3,722	13,330
Benefits paid	(2,183)	(2,013)
Benefit obligation at end of year - December 31	$84,977	$79,596
Change in plan assets
Fair value of plan assets at beginning of year - January 1	$47,254	$47,059
Actual return on plan assets	5,832	(992)
Employer contributions	4,369	3,200
Benefits paid	(2,183)	(2,013)
Fair value of plan assets at end of year - December 31	$55,272	$47,254
Unfunded status of the plan	$(29,705)	$(32,342)
Accumulated and projected benefit obligation - December 31	$84,977	$79,596

The various components of net periodic benefit cost for the years ended December 31, 2012, 2011, and 2010 are as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011	December 31, 2010
Components of net periodic benefit cost
Service cost	$479	$372	$374
Interest cost	3,363	3,395	3,291
Expected return on plan assets	(3,389)	(3,316)	(3,357)
Amortization of net actuarial loss	2,273	403	120
Net periodic pension benefit cost	$2,726	$854	$428

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2012 and 2011 are as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss)
Other comprehensive income at beginning of period - January 1	$27,974	$10,739
Net actuarial loss recognized during the period	(2,273)	(403)
Net (gain) loss during the period	1,279	17,638
Unrecognized other comprehensive income at end of period - December 31	$26,980	$27,974
Total recognized loss (gain) in other comprehensive income (loss)	$(994)	$17,235
Total recognized in net periodic benefit cost and other comprehensive income	$1,732	$18,089

The weighted-average discount rate used to determine the benefit obligation for the Pension Plans at December 31, 2012 and 2011 was 4.00% and 4.25%, respectively. The Company sets its discount rate annually in relationship to movements in published benchmark rates. Benefit accruals in the Pension Plan are either frozen or determined without regard to compensation, so no weighted-average rate of compensation increase assumption is used in the determination of benefit obligation.

The accumulated benefit obligation for the Pension Plans was approximately $85.0 million and $79.6 million at December 31, 2012 and 2011, respectively. The resulting unfunded pension liability at December 31, 2012 and 2011 was approximately $29.7 million and $32.3 million, respectively.  The cumulative decrease in other comprehensive income before tax was approximately $994,000 for the year ended December 31, 2012.

The weighted-average discount rate used to determine the benefit cost for the Pension Plans was 4.25%, 5.40% and 5.90% for the years ended December 31, 2012, 2011 and 2010, respectively. The expected rate of return on plan assets used to determine the benefit cost for the Retirement Plan was 7.00%, 7.00%, and 8.00% for the years ended December 31, 2012, 2011 and 2010, respectively.  Based on current global stock market valuations, the Company expects to incur net periodic benefit costs of approximately $1.8 million in 2013.

The Company expects approximately $2.0 million in accumulated other comprehensive income to be reclassified into net period cost in 2013 related to unrecognized net actuarial gains and losses. There are no unrecognized prior service costs or transition obligations for the Pension Plans at December 31, 2012.

The Company’s overall investment strategy is to achieve a mix of investments for long-term growth and near-term benefit payments through diversification of asset types, fund strategies and fund managers.  Investment risk is measured on an on-going basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.  The Pension Plans invest in the following major asset categories: equity securities and fixed income securities.  At December 31, 2012 and 2011, pension investments did not include any direct investments in the Company’s stock or the Company’s debt.

The weighted-average allocation of plan assets by asset category for the Retirement Plan at December 31, 2012 and 2011 was as follows:

Asset category	2012	2011
Equity securities	65.0%	63.0%
Fixed income securities	32.0%	37.0%
Commodity securities	3.0%	—%
	100.0%	100.0%

For the year ended December 31, 2012, the Company’s targeted allocation, by asset category were 61% for equity securities, 33% for fixed income securities, 3% for real estate securities, and 3% for commodities securities.  For the year ended December 31, 2011, the Company's targeted allocation, by asset category was 61% for equity securities, 33% for fixed income securities, 3% for real estate securities, and 3% for commodities securities. The Company establishes its weighted-average expected long-term return on plan assets considering various factors, which include the targeted asset allocation percentages, historical return performance and expected future returns.

The following tables set forth, by category and within the fair value hierarchy, the estimated fair value of the Company’s pension assets at December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
(in thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities:
Mutual funds(1)	$35,713	$35,713	$—	$—
Fixed income securities:
Mutual funds(2)	17,912	17,912	—	—
Commodity securities:
Commodity funds(3)	1,647	1,647	—	—
	$55,272	$55,272	$—	$—
(1)This class represents actively traded mutual funds of market equities.
(2)This class represents actively traded mutual funds of fixed income securities.
(3)This class represents actively traded mutual funds of commodities.

	Fair Value Measurements at December 31, 2011
(in thousands of dollars)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category
Equity securities:
Mutual funds(1)	$27,847	$27,847	$—	$—
Management money - equity specialty(2)	2,106	—	2,106	—
Fixed income securities:
Mutual funds(3)	15,514	15,514	—	—
Commingled fund - fixed income specialty(4)	1,787	—	1,787	—
	$47,254	$43,361	$3,893	$—
(1)This class represents actively traded mutual funds of market equities.
(2)This class represents a managed account specifically for the pension asset trust that primarily consists of common stocks.
(3)This class represents actively traded mutual funds of fixed income securities.
(4)This class represents commingled funds actively managed by investment managers that focuses on fixed income securities.

The following table sets forth benefit payments expected to be paid by the Pension Plans for the period indicated:

(in thousands of dollars)
2013	$2,499
2014	$2,719
2015	$2,947
2016	$3,190
2017	$3,465
In aggregate during five-years thereafter	$21,694

Contributions of approximately $2.3 million are expected to be made to the Retirement Plan in 2013, and no contributions are expected to be required or made to the Restoration Plan in 2013.  At December 31, 2012, the fair value of the assets of the Pension Plans was $55.3 million, up from $47.3 million at December 31, 2011.

Retirement Plan for Employees for Exopack Performance Films, Inc.

On January 29, 2008, the Company adopted the Retirement Plan for Employees of Exopack Performance Films, Inc., retroactive to December 1, 2007.  Exopack Performance Films’ employees at the Whitby location are eligible to participate in the plan.  There are two portions of the plan, a defined contribution plan and a savings plan.  In the defined contribution plan, contributions are made by the Company only, and are based on an age and service formula.  The supplemental employer contribution to the defined contribution plan was guaranteed for a two-year period that began on December 1, 2007 and ended on November 30, 2009.  The Company contributed a total of approximately $332,000, $314,000 and $357,000 to the defined contribution plan during the years ended December 31, 2012, 2011 and 2010, respectively. In addition, employees can contribute to the savings plan and receive a match of 50% on the first 4% the employee defers to the plan.  Employer contributions to the savings plan were discontinued as of March 1, 2010 and no further employer contributions will be made to the plan.  Accordingly, total expense related to the savings plan was approximately zero for the years ended December 31, 2012 and 2011 and approximately $28,000 for the year ended December 31, 2010. During the two-year transitional period, which ended November 30, 2009, the employees received a contribution of 2% in the savings plan regardless of their savings plan contribution. Total expense for employees who did not participate in the plan was approximately zero for the years ended December 31, 2012, 2011 and 2010.

Savings Plans for Exopack and its Subsidiaries

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States.  The Company partially matches employee contributions which vest immediately. Expense totaled approximately $1.9 million, $2.0 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Postretirement Benefit Plan

The Company is obligated to provide healthcare benefits on a restricted basis, to certain employees pursuant to a collective bargaining agreement (the “Postretirement Plan”).

The following sets forth the information related to the change in the unfunded accumulated benefit obligation and change in plan assets for the years ended December 31, 2012 and 2011:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Change in benefit obligation
Benefit obligation at beginning of year - January 1	$643	$588
Service cost	20	22
Interest cost	22	28
Benefits paid	—	—
Actuarial (gain) loss	(73)	5
Benefit obligation at end of year - December 31	$612	$643
Accumulated benefit obligation at the end of year - December 31	$612	$643
Unfunded Status of the Plan	$612	$643

The various components of the net periodic postretirement benefit cost for the years ended December 31, 2012, 2011 and 2010 are as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011	December 31, 2010
Components of net periodic benefit cost
Service cost	$20	$22	$22
Interest cost	22	28	29
Amortization of net actuarial gains	(22)	(17)	(16)
Net periodic postretirement benefit cost	$20	$33	$35

The changes in plan assets and benefit obligations recognized in other comprehensive income (loss) for the years ended December 31, 2012 and 2011 are as follows:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Other comprehensive income at beginning of period - January 1	$(161)	$(183)
Net actuarial gain recognized during the period	22	17
Net (gain) loss during the period	(73)	5
Unrecognized other comprehensive income at end of period - December 31	$(212)	$(161)
Total recognized loss in other comprehensive income	$(51)	$22
Total recognized in net periodic benefit cost and other comprehensive income	$(31)	$55

The significant assumptions used to measure the expected cost of benefits are as follows:
Weighted-average assumed health care cost trend rate:

8.0% grading uniformly to 5.0% over a seven-year period for the year ending December 31, 2012
8.5% grading uniformly to 5.0% over an eight-year period for the year ending December 31, 2011
9.0% grading uniformly to 5.0% over an eight-year period for the year ending December 31, 2010

Weighted-average discount rates for obligation:

3.38% at December 31, 2012
4.10% at December 31, 2011

Discount rates for the net periodic benefit cost:

4.10% for the year ended December 31, 2012
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

The effects of a 1% increase or decrease in assumed health care cost trend rates would have an insignificant effect on both the accumulated postretirement benefit obligation for health care benefits at December 31, 2012 and 2011 and the aggregate of net periodic postretirement health and benefit costs for the years ended December 31, 2012, 2011 and 2010.

The Company expects $15,000 in accumulated other comprehensive income to be reclassified into net period cost in 2013 related to unrecognized actuarial gains. There are no unrecognized prior service costs or transition obligations for the Postretirement Plan at December 31, 2012.  The Company expects to incur net periodic benefit costs of approximately $28,000 in 2013.

The following table sets forth benefit payments expected to be paid for the periods indicated:

(in thousands of dollars)
2013	$22
2014	$31
2015	$37
2016	$51
2017	$56
In aggregate during five-years thereafter	$273

Other than Company contributions to fund annual benefit payments, no other contributions are expected to be required or made to fund the postretirement benefit obligation in 2013.

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

The FASB revised guidance related to share-based payments in December of 2004.  This guidance requires nonpublic companies that have used the “minimum value method” under the previous guidance for either recognition or pro forma purposes to use the prospective method of the new guidance for transition. The prospective method allows companies to continue to account for previously issued awards that remain outstanding at the date of adopting the new guidance using pre-existing accounting standards and, accordingly, there will be no material compensation expense related to the options issued in December 2005. The pro forma impact of the December 2005 options would be immaterial for disclosure purposes during 2012, 2011 and 2010.  The prospective method also requires nonpublic companies to record compensation cost in accordance with the guidance only for awards issued, modified, repurchased, or cancelled after the effective date. Compensation expense related to options issued subsequent to the adoption of the revised guidance is being recorded ratably over the vesting period of five years.  The CPG Board granted 26,000, 4,500 and 11,600 options to certain of the Company’s officers and key employees during the years ended December 31, 2012, 2011 and 2010, respectively. The Company recorded related compensation expense of approximately $456,000, $441,000 and $291,000 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the total compensation cost related to non-vested awards not yet recognized was approximately $442,000. This compensation cost is expected to be recognized over the remaining weighted-average vesting period of 1.0 years.

The following table summarizes information about stock options outstanding at December 31, 2012 (there were no shares exercisable at December 31, 2012):

Exercise Price	Options Outstanding
	Number Outstanding	Weighted-average Remaining Contractual Life

$72	33,500	2.8 years
$130	1,500	3.5 years
$140	2,700	5.0 years
$184	1,200	5.0 years
$163	8,800	4.7 years
$139	7,000	7.1 years
$85	3,000	9.0 years
$74	3,000	9.6 years
	60,700	4.5 years

	Options Outstanding	Weighted-average Exercise Price	Aggregate Intrinsic Value	Weighted-average Remaining Contractual Life
Options outstanding at December 31, 2011	70,700	$107.74
Granted	26,000	$83.69
Forfeited	(36,000)	$102.88
Options outstanding at December 31, 2012	60,700	$100.32	—	4.5 years

There were 39,300 options available for grant at December 31, 2012 under the 2005 Stock Option Plan.

Management Incentive Compensation Plan

The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized charges of approximately $1.8 million, $2.2 million and $3.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, for benefits under the management incentive compensation plan.

In conjunction with the EMCS acquisition, the Company assumed a management incentive compensation plan that remained in place through the end of 2010. The Company recognized charges of $596,000 for the year ended December 31, 2010 for benefits under this management incentive compensation plan.

Option Holder Bonus Agreements

During June 2011, CPG entered into a bonus agreement (the “Bonus Agreement”) with the employees of the Company who hold CPG stock options. The Bonus Agreement provides for the payment to each option holder an amount equal to the dividend amount per share minus the exercise price per share. Following the execution of the Bonus Agreement, CPG made cash payments to employees holding vested, in-the-money options. Additional payments will be made as options vest, expire, and upon certain events of termination of employment or the occurrence of certain change of control events. The Company recognized charges related to these bonus agreements of $800,000 and $4.5 million for the years ended December 31, 2012 and December 31, 2011, respectively.

6.Capital Structure

The Company is authorized to issue 2,900,000 shares of common stock, consisting of 1,200,000 shares of voting common stock (1 share issued and outstanding at December 31, 2012 and 2011) (“Voting Common Stock “) and 1,700,000 shares of non-voting common stock (no shares issued and outstanding at December 31, 2012 and 2011) (“Non-Voting Common Stock”), each with a par value of $0.001 per share.  The Voting Common Stock and the Non-Voting Common Stock have identical rights, qualifications, limitations, restrictions, and privileges. However, the holders of the Non-Voting Common Stock have no right to vote on matters voted on by the Company’s stockholders, except under a merger or consolidation of the Company into other entities or a recapitalization or reorganization of the Company in which shares of the Non-Voting Common Stock would be treated differently than the Voting Common Stock. The holders of Voting Common Stock and the holders of Non-Voting Common Stock are entitled to share equally, share for share, in any dividends declared and payable. Each share of Voting Common stock is convertible at any time (except under certain conditions, as defined) into a share of Non-Voting Common Stock.

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. The rights, qualifications, limitations, restrictions, and privileges of such shares are determined by the Board of Directors at each preferred share issuance and may differ from those of any and all other series of preferred stock. There were no preferred shares issued and outstanding as of December 31, 2012 and 2011.

7.Severance Expenses

During the years ended December 31, 2012, 2011 and 2010, the Company terminated certain employees and eliminated their positions.  During 2012 and 2010, the Company also extended a voluntary early retirement option to certain salaried employees and a voluntary separation option to certain hourly employees at one of its food packaging segment facilities. In connection with these terminations, the Company recorded employee termination costs of approximately $3.2 million, $1.8 million and $2.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, which were primarily included in “Selling, general and administrative expenses” in the consolidated statements of operations. Of the approximately $858,000 in severance accrued at December 31, 2011 and approximately $3.2 million in costs incurred in 2012, the Company paid approximately $3.0 million through December 31, 2012 so that approximately $1.1 million remained accrued for employee termination benefits at December 31, 2012. The Company expects to pay all of the accrued amounts in 2013.

8.Commitments and Contingencies

Operating Leases

The Company leases certain land, buildings, equipment, vehicles, warehouses, and office space under the terms of non-cancelable operating leases which expire through the year 2023.

Future annual payments on the operating leases as of December 31, 2012 are as follows:

(in thousands of dollars)
Year Ending December 31
2013	$7,099
2014	5,034
2015	3,144
2016	1,727
2017	1,631
2018 and thereafter	4,699
Total	$23,334

Rent expense for all operating leases amounted to approximately $9.7 million, $10.4 million and $9.7 million (excluding the provision for future rental costs related to the exit from certain leased facilities) for the years ended December 31, 2012, 2011 and 2010, respectively.

Capital Leases

The Company leases certain buildings and equipment under the terms of non-cancelable capital leases which expire through the year 2021.

Future annual payments on the capital leases as of December 31, 2012 are as follows:

(in thousands of dollars)
Year Ending December 31
2013	$4,000
2014	3,736
2015	2,410
2016	1,766
2017	1,792
2018 and thereafter	6,780
Interest portion	(4,385)
Total	$16,099

Capital Project Commitments Related to Property, Plant and Equipment

At December 31, 2012, the Company has various capital projects related to property, plant and equipment in progress with approximately $24.9 million in future estimated costs to complete the projects.

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

9.Income Taxes

The following tables present components of the (benefit from) provision for income taxes, the principal items of deferred taxes, and a reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate for the years or dates indicated, as applicable:

	Year ended December 31,
(in thousands of dollars)	2012	2011	2010
(Benefit from) provision for income taxes:
Current
Federal	$—	$—	$—
Foreign	2,328	1,529	1,397
State	94	71	(51)
	2,422	1,600	1,346
Deferred
Federal	198	(9,684)	768
Foreign	(167)	(170)	(113)
State	721	(449)	(144)
	752	(10,303)	511

Net (benefit from) provision for income taxes	$3,174	$(8,703)	$1,857

The components of deferred income tax assets and liabilities are summarized as follows at December 31, 2012 and 2011:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Gross deferred income tax assets
Net operating loss carryforwards	$39,618	$30,740
Minimum pension liability	14,785	14,749
Accrued vacation	2,036	2,103
AMT credit carryforwards	1,190	1,190
Accrued workers' compensation liability	686	608
Deferred compensation and future stock option payments	1,865	1,300
Net accounts receivable basis difference	595	492
Accrual for medical claims incurred but not reported	107	384
State and other tax credit carryforwards	448	444
Net inventory basis difference	569	748
Other accruals and reserves	1,174	842
	63,073	53,600
Gross deferred income tax liabilities
Net fixed asset basis difference	(32,493)	(32,296)
Goodwill and other intangible assets basis differences	(20,637)	(20,059)
Postretirement and pension accruals	(3,637)	(3,368)
Undistributed earnings of U.K. subsidiary	(1,781)	(732)
Other	(906)	(1,591)
	(59,454)	(58,046)
Gross deferred tax asset (liability), net	3,619	(4,446)
Less: valuation allowance	(23,290)	(14,430)
Net deferred income tax liability	$(19,671)	$(18,876)

The net deferred income tax liability is recognized as follows in the accompanying consolidated balance sheets at December 31, 2012 and 2011:

(in thousands of dollars)	December 31, 2012	December 31, 2011
Current deferred income tax asset	$3,139	$2,745
Long-term deferred income tax liability	(22,810)	(21,621)
Net deferred tax liability	$(19,671)	$(18,876)

The reconciliation of the statutory U.S. federal income tax rate to the effective income tax rate is summarized as follows:

(in thousands of dollars)	Year ended December 31, 2012		Year ended December 31, 2011		Year ended December 31, 2010
Domestic	$(29,784)	136%	$(33,845)	124%	$(1,767)	193%
Foreign	7,870	-36%	6,483	-24%	850	-93%
Total loss before income taxes	$(21,914)	100%	$(27,362)	100%	$(917)	100%
Federal income tax (benefit) at the U.S. statutory rate	$(7,450)	34%	$(9,303)	34%	$(312)	34%
Foreign rate differential	(773)	4%	(249)	1%	(86)	9%
State income tax (benefit), net of federal income tax (benefit)	(638)	3%	(1,547)	6%	(178)	19%
Permanent differences	44	—%	273	-1%	145	-16%
Valuation allowance	9,162	-42%	2,474	-9%	670	-73%
Effect of deferred rate changes	2,831	-13%	(308)	1%	427	-46%
Change in undistributed earnings assertion for United Kingdom	—	0%	—	0%	1,151	-126%
Adjustment related to prior year taxes	—	0%	(43)	0%	40	-4%
Other	(2)	0%	—	0%	—	0%
(Benefit from) provision for income taxes	$3,174	-14%	$(8,703)	32%	$1,857	-203%

As of December 31, 2012, the Company had federal net operating loss carryforwards of $84.0 million, which begin to expire in 2024.  The Company has recorded deferred taxes on $83.0 million related to the domestic net operating loss carryforwards.  The difference is due to excess tax basis in goodwill acquired in a purchase business combination that will reduce the income taxes paid by the Company in future periods, and in accordance with FASB guidance related to accounting for income taxes, the Company will record a reduction to book goodwill as the future tax benefits are realized rather than recording a deferred tax asset for these benefits.  The Company has alternative minimum tax credit carryforwards of $1.2 million, which do not expire. The Company also had Canadian loss carryforwards of $23.0 million, which began to expire during 2012.  The Company has placed a valuation allowance of $4.4 million against the Canadian loss carryforwards net of the Canadian deferred tax liabilities.

The Company has increased its valuation allowance by $8.7 million from $9.2 million to $17.9 million during the year ended December 31, 2012 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangibles that are not going to provide a source of taxable income in the foreseeable future. In addition, for the year ended December 31, 2012, the Company increased its valuation allowance for certain state net operating losses by $140,000 to $589,000. The Company increased its valuation allowance related to its Canadian net operating losses from $4.0 million at December 31, 2011 to $4.4 million at December 31, 2012. The Company released the $311,000 valuation allowance established in 2011 for certain foreign tax credits after it was determined it would not be a currently advantageous claim for those credits due to their shorter expiration. The Company has state tax credit carryforwards totaling approximately $448,000 at December 31, 2012 and $444,000 December 31, 2011, which it does not expect to be able to utilize. Accordingly, the Company maintained a valuation allowance of this amount in its accompanying consolidated balance sheets at December 31, 2012 and 2011.

During the year ended December 31, 2010, the Company recognized approximately $1.2 million of tax expense providing for deferred U.S. taxes for earnings from its U.K. subsidiaries as a result of changing its assertion that these earnings were indefinitely reinvested.

Pursuant to FASB guidance related to uncertainty of income tax, the Company has analyzed its tax positions and has determined that no reserves for uncertain income tax positions are needed.  United States federal income tax return periods beginning as of January 1, 2005, Canadian income tax return periods beginning as of January 1, 2005 and United Kingdom income tax return periods beginning as of January 1, 2010 are open for examination.  The IRS completed its examination of the tax year ended December 31, 2006 on November 6, 2009 with no further adjustments other than the immaterial temporary differences previously accounted for in the year ended December 31, 2008.  The IRS begun an examination of the Company's 2010 Consolidated U.S. return in late February of 2013 but has not raised any issues at this date.  The Company believes that its income tax filing positions and deductions will be sustained and does not anticipate any adjustments that will result in a material change to its financial position within the next twelve months.

A reconciliation of the beginning and ending liabilities for income tax contingencies is as follows:

(in thousands of dollars)
Gross uncertain tax benefit at December 31, 2010	$—
Gross increases/decreases	—
Gross uncertain tax benefit at December 31, 2011	—
Gross increases/decreases	—
Gross uncertain tax benefit at December 31, 2012	$—

None of the unrecognized tax benefits, if recognized, would affect the effective tax rate of December 31, 2012, 2011 or 2010.

10.Related Party Transactions

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

During the years ended December 31, 2012, 2011 and 2010, the Company incurred management and consultant fees and other related expenses under the management services and the consulting agreements of approximately $6.1 million, $4.5 million and $1.9 million, respectively. Such fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

The Company incurred approximately $64,000, $53,000 and $47,000 for the years ending December 31, 2012, 2011 and 2010, respectively, for certain consulting fees from Sun Capital Management.

Fees Related to Transactions

In addition to the above fees, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures as well as any customary and reasonable fees.  The Company will also reimburse Sun Capital Management for out-of-pocket expenses incurred for services under the consulting agreement. There were no transaction fees for the year ended December 31, 2012. During the year ended December 31, 2011, the Company incurred approximately $1.6 million in management fees and other related expenses associated with the Recapitalization Transactions. During the year ended December 31, 2010, the Company incurred $938,000 in management services and $234,000 in reimbursable expenses related to the EMCS acquisition. These fees are reflected in "Selling, general and administrative expenses" in the accompanying consolidated statements of operations.

Dividends Paid

As a result of the Recapitalization Transactions, a dividend of $150.0 million was paid to an affiliate of Sun Capital on May 31, 2011.

11.Segments

Effective July 1, 2012 the Company determined that reorganization was appropriate to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for decision-making. As a result of the reorganization, the Company's operations consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (commonly referred to as EAC). Previously, the Company reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and packaging specialty; 3) performance packaging; and 4) coated products.

The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information. In accordance with FASB guidance, the Company reviewed certain qualitative factors were reviewed in identifying and determining reporting segments. These factors are as follows: 1) nature of the products; 2) nature of the production processes and major raw material inputs; 3) class of consumer for each product; and 4) methods used to distribute each product. While all of these factors were reviewed, the most relevant factors are the nature of the products and the type of customers served. The types of products sold from each segment are similar in nature and have a similar customer base. Food and beverage products and pet food are produced for the retail market and are similar in nature and in terms of end use, and are therefore included in the food segment. Building materials, consumer goods and chemicals and minerals are primarily provided to the industrial market. As a result, these products were included in the non-food segment. The coated products segment is aimed at producing items for the medical devices, electronics, and optical films industries. These products are individually distinct from other reportable segments and have been combined into a separate dedicated segment. The Company evaluates segment performance based on operating income or loss. Segment operating results for 2011 and 2010 have been recast to reflect the Company's current reportable segments.

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

Corporate operating losses consist principally of certain unallocated corporate costs.

The table below presents information about the Company’s reportable segments for the years ended December 31, 2012, 2011, and 2010.

	Year ended December 31,
(in thousands of dollars)	2012	2011	2010
Revenues from external customers:
Food packaging	$494,784	$523,668	$437,938
Non-Food packaging	265,429	274,284	269,993
Coated products	84,965	82,080	77,155
Total	$845,178	$880,032	$785,086
Intersegment revenues:
Food packaging	$7,495	$8,012	$4,982
Non-Food packaging	2,777	2,201	2,635
Coated products	—	—	—
Total	$10,272	$10,213	$7,617
Operating income (loss):
Food packaging	$34,615	$46,988	$35,249
Non-food packaging	19,490	21,212	19,023
Coated products	15,608	12,313	11,253
Corporate	(39,230)	(36,270)	(31,098)
Total	30,483	44,243	34,427
Interest expense - Corporate	52,289	49,666	36,379
Loss on early extinguishment of debt	—	22,051	—
Other expense (income), net	108	(112)	(1,035)
Loss before income taxes	$(21,914)	$(27,362)	$(917)
Identifiable assets:
Food packaging	$332,056	$348,070	$333,375
Non-Food packaging	128,206	147,846	153,714
Coated products	54,156	45,538	44,078
Corporate	79,752	82,449	78,641
Total	$594,170	$623,903	$609,808
Depreciation and amortization:
Food packaging	$22,201	$17,134	$16,883
Non-Food packaging	10,190	14,575	10,531
Coated products	2,538	2,522	2,250
Corporate	5,098	5,219	4,072
Total	$40,027	$39,450	$33,736
Capital expenditures:
Food packaging	$10,225	$25,976	$8,585
Non-Food packaging	7,503	11,839	13,456
Coated products	8,025	1,609	1,274
Corporate	1,254	3,407	1,681
Total	$27,007	$42,831	$24,996

The following geographic information represents the Company’s net sales based on product shipment location for the years ended December 31, 2012, 2011 and 2010 and total long-lived assets based on physical location at December 31, 2012 and 2011:

Net Sales to Unaffiliated Customers

	Year ended December 31,
(in thousands)	2012	2011	2010
United States	$735,236	$769,905	$678,674
United Kingdom	43,646	40,947	36,471
Canada	60,614	66,633	69,941
China	5,682	2,547	—
	$845,178	$880,032	$785,086

Total Property, Plant and Equipment

(in thousands)	2012	2011
United States	$199,177	$198,075
Canada	17,815	19,027
United Kingdom	5,959	5,858
China	347	75
	$223,298	$223,035

One customer accounted for 10.3% of the Company’s net sales during the year ended December 31, 2012. No customer accounted for more than 10% of the Company’s net sales during the years ended December 31, 2011 and 2010. One customer, primarily within the Company’s food packaging segment, accounted for 14.6% and 11.3% of total accounts receivable as of December 31, 2012 and 2011, respectively.

12.Insurance Proceeds

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

13.Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense (Benefit)		Other		Deductions (Recoveries)		Balance at End of Period
2012
Allowance for Uncollectible Accounts	$1,708	$588		$6	(3)	$(242)	(1)	$2,060
Valuation Allowance for
Deferred Tax Assets	$14,430	$9,162	(2)	$(302)	(3)	$—		$23,290
2011
Allowance for Uncollectible Accounts	$1,550	$(30)		$—		$188	(1)	$1,708
Valuation Allowance for
Deferred Tax Assets	$5,715	$2,474	(2)	$6,241	(3)	$—		$14,430
2010
Allowance for Uncollectible Accounts	$1,592	$132		$—		$(174)	(1)	$1,550
Valuation Allowance for
Deferred Tax Assets	$4,813	$670	(2)	$232	(3)	$—		$5,715

(1)	Represents amounts written off (recovered) during the period.

(2)
During 2012, 2011 and 2010, the Company recorded a non-cash charge to establish a valuation allowance against net operating losses specifically related to the Company’s Canadian operations. See Note 2 for further discussion.

(3)	Represents impact of foreign exchange rates during the period and in 2011 $6.3 million was charged to other comprehensive income.

14.Consolidating Financial Information

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

The following consolidating financial statements present the balance sheets as of December 31, 2012 and 2011, the statements of operations for the years ended December 31, 2012, 2011 and 2010, and the statements of cash flows for the years ended December 31, 2012,  2011 and 2010, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The consolidating financial statements should be read in conjunction with the accompanying consolidated financial statements of the Company.

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$14	$3,136	$—	$3,150
Trade accounts receivable (net of allowance for uncollectible accounts of $2,060)	—	74,111	14,075	—	88,186
Other receivables	—	3,573	686	—	4,259
Inventories	—	76,400	13,703	—	90,103
Deferred income taxes	—	2,868	271	—	3,139
Prepaid expenses and other current assets	—	3,644	915	—	4,559
Total current assets	—	160,610	32,786	—	193,396
Property, plant, and equipment, net	—	199,177	24,121	—	223,298
Deferred financing costs, net	5,380	8,784	—	—	14,164
Intangible assets, net	—	84,897	516	—	85,413
Goodwill	—	68,943	730	—	69,673
Investment in subsidiaries	—	14,951	—	(14,951)	—
Intercompany receivables	35,637	28,542	—	(64,179)	—
Deferred income taxes	73,740	—	—	(73,740)	—
Other assets	—	8,223	3	—	8,226
Total assets	114,757	574,127	58,156	(152,870)	594,170
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	—	23,557	—	—	23,557
Accounts payable	—	53,195	9,237	—	62,432
Accrued liabilities	1,958	29,895	2,561	—	34,414
Income taxes payable	—	85	1,447	—	1,532
Total current liabilities	1,958	106,732	13,245	—	121,935
Long-term liabilities
Long-term debt, less current portion	235,000	341,250	—	—	576,250
Capital lease obligations, less current portion	—	13,163	—	—	13,163
Deferred income taxes	—	95,400	1,150	(73,740)	22,810
Intercompany payables	12,777	22,998	28,404	(64,179)	—
Deficiency in excess of investment in subsidiaries	33,733	—	—	(33,733)
Other liabilities	—	28,317	406	—	28,723
Total long-term liabilities	281,510	501,128	29,960	(171,652)	640,946
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) additional paid-in capital	(75,582)	(75,582)	30,981	44,601	(75,582)
Accumulated other comprehensive (loss) income, net	(22,951)	(22,951)	(1,333)	24,284	(22,951)
(Accumulated deficit) retained earnings	(70,178)	64,800	(14,697)	(50,103)	(70,178)
Total stockholder's (deficit) equity	(168,711)	(33,733)	14,951	18,782	(168,711)
Total liabilities and stockholder's equity (deficit)	$114,757	$574,127	$58,156	$(152,870)	$594,170

CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$111	$2,206	$—	$2,317
Trade accounts receivable (net of allowance for uncollectible accounts of $1,708)	—	76,009	12,828	—	88,837
Other receivables	—	3,467	645	(29)	4,083
Inventories	—	96,602	17,337	—	113,939
Deferred income taxes	—	2,665	80	—	2,745
Prepaid expenses and other current assets	—	3,306	1,061	—	4,367
Total current assets	—	182,160	34,157	(29)	216,288
Property, plant, and equipment, net	—	198,075	24,960	—	223,035
Deferred financing costs, net	6,286	10,858	—	—	17,144
Intangible assets, net	—	88,632	547	—	89,179
Goodwill	—	68,943	698	—	69,641
Investment in subsidiaries	—	13,493	—	(13,493)	—
Intercompany receivables	44,314	27,607	—	(71,921)	—
Deferred income tax	64,976	—	—	(64,976)	—
Other assets	—	8,521	95	—	8,616
Total assets	$115,576	$598,289	$60,457	$(150,419)	$623,903
Liabilities and Stockholder's Equity
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$6,528	$1,673	$—	$8,201
Accounts payable	—	71,629	12,932	—	84,561
Accrued liabilities	1,959	30,999	2,544	—	35,502
Income taxes payable	—	—	747	(29)	718
Total current liabilities	1,959	109,156	17,896	(29)	128,982
Long-term liabilities
Long-term debt, less current portion	235,000	344,750	—	—	579,750
Capital lease obligations, less current portion	—	10,775	—	—	10,775
Deferred income taxes	—	85,514	1,083	(64,976)	21,621
Intercompany payables	—	44,450	27,471	(71,921)	—
Deficiency in excess of investment in subsidiaries	24,943	—	—	(24,943)	—
Other liabilities	—	28,587	514	—	29,101
Total long-term liabilities	259,943	514,076	29,068	(161,840)	641,247
Commitments and contingencies
Stockholder's equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) additional paid-in-capital	(76,038)	(76,038)	30,180	45,858	(76,038)
Accumulated other comprehensive (loss) income, net	(25,198)	(25,198)	(2,293)	27,491	(25,198)
Accumulated deficit	(45,090)	76,293	(14,394)	(61,899)	(45,090)
Total stockholder's equity	$(146,326)	$(24,943)	$13,493	$11,450	$(146,326)
Total liabilities and stockholder's equity	$115,576	$598,289	$60,457	$(150,419)	$623,903

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$742,288	$127,083	$(24,193)	$845,178
Cost of sales	—	654,445	110,100	(24,193)	740,352
Gross margin	—	87,843	16,983	—	104,826
Selling, general and administrative expenses	457	67,706	6,180	—	74,343
Operating income (loss)	(457)	20,137	10,803	—	30,483
Other expenses (income)
Interest expense	21,901	28,483	1,905	—	52,289
Other (income) expense, net	—	(6,932)	1,028	6,012	108
Net other expense	21,901	21,551	2,933	6,012	52,397
(Loss) income before income taxes	(22,358)	(1,414)	7,870	(6,012)	(21,914)
(Benefit from) provision for income taxes	(8,763)	9,776	2,161	—	3,174
Net (loss) income before equity in earnings of affiliates	(13,595)	(11,190)	5,709	(6,012)	(25,088)
Equity in earnings (loss) of affiliates	(11,493)	(303)	—	11,796	—
Net (loss) income	$(25,088)	$(11,493)	$5,709	$5,784	$(25,088)
Comprehensive (loss) income	$(22,841)	$(11,493)	$7,956	$3,537	$(22,841)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$776,066	$124,123	$(20,157)	$880,032
Cost of sales	—	672,933	108,965	(20,157)	761,741
Gross margin	—	103,133	15,158	—	118,291
Selling, general and administrative expenses	440	67,496	6,112	—	74,048
Operating income (loss)	(440)	35,637	9,046	—	44,243
Other expenses (income)
Interest expense	28,862	18,949	1,855	—	49,666
Loss of early extinguishment of debt	22,051	—	—	—	22,051
Other (income) expense, net	—	(3,820)	708	3,000	(112)
Net other expense	50,913	15,129	2,563	3,000	71,605
(Loss) income before income taxes	(51,353)	20,508	6,483	(3,000)	(27,362)
(Benefit from) provision for income taxes	(17,011)	6,948	1,360	—	(8,703)
Net (loss) income before equity in earnings of affiliates	(34,342)	13,560	5,123	(3,000)	(18,659)
Equity in earnings (loss) of affiliates	15,683	2,123	—	(17,806)	—
Net (loss) income	$(18,659)	$15,683	$5,123	$(20,806)	$(18,659)
Comprehensive (loss) income	$(36,762)	$15,683	$(12,980)	$(2,703)	$(36,762)

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHESIVE (LOSS) INCOME FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$679,451	$119,934	$(14,299)	$785,086
Cost of sales	—	590,141	108,663	(14,636)	684,168
Gross margin	—	89,310	11,271	337	100,918
Selling, general and administrative expenses	291	57,937	8,263	—	66,491
Operating income (loss)	(291)	31,373	3,008	337	34,427
Other expenses (income)
Interest expense	30,245	4,461	1,673	—	36,379
Other (income) expense, net	—	(2,114)	485	594	(1,035)
Net other expense	30,245	2,347	2,158	594	35,344
(Loss) income before income taxes	(30,536)	29,026	850	(257)	(917)
(Benefit from) provision for income taxes	(9,778)	10,351	1,284	—	1,857
Net (loss) income before equity in earnings of affiliates	(20,758)	18,675	(434)	(257)	(2,774)
Equity in earnings (loss) of affiliates	17,984	(1,027)	—	(16,957)	—
Net (loss) income	$(2,774)	$17,648	$(434)	$(17,214)	$(2,774)
Comprehensive (loss) income	$(4,795)	$17,648	$(2,455)	$(15,193)	$(4,795)

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(25,088)	$(11,493)	$5,709	$5,784	$(25,088)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:			—
Depreciation and amortization	1,002	35,225	3,800	—	40,027
Equity in (earnings) loss of affiliates	11,493	303	—	(11,796)	—
Deferred income tax (benefit) provision	(8,762)	9,683	(170)	—	751
Stock compensation expense	456	456	—	(456)	456
Loss (gain) on sale and disposition of property, plant and equipment	—	217	17	—	234
Changes in operating assets and liabilities
Receivables	—	1,898	(802)	—	1,096
Inventories	—	20,202	4,080	—	24,282
Prepaid expenses and other assets	—	(711)	152	—	(559)
Accounts payable and accrued and other liabilities	(1)	(18,387)	(4,168)	—	(22,556)
Income tax receivable/payable	—	114	654	—	768
Net cash (used in) provided by operating activities	(20,900)	37,507	9,272	(6,468)	19,411
Cash flows from investing activities
Repayments from joint venture	—	155	—	—	155
Purchases of property, plant and equipment, including capitalized software	—	(24,840)	(2,167)	—	(27,007)
Proceeds from sales of property, plant and equipment	—	45	4	—	49
Investments in subsidiaries	(456)	—	—	456	—
Net cash (used in) provided by investing activities	(456)	(24,640)	(2,163)	456	(26,803)
Cash flows from financing activities
Repayments of term loan	—	(3,500)	—	—	(3,500)
Repayment of capital lease obligations	—	(2,600)	—	—	(2,600)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(6,012)	6,012	—
Borrowings under revolving credit facility	—	690,216	59,305	—	749,521
Repayments of revolving credit facility	—	(674,134)	(61,038)	—	(735,172)
Intercompany borrowings (repayments)	21,452	(22,388)	936	—	—
Capital contribution from guarantors	—	(800)	800	—	—
Net cash provided by (used in) financing activities	21,356	(13,206)	(6,009)	6,012	8,153
Effect of exchange rate changes on cash	—	242	(170)	—	72
Decrease (increase) in cash	—	(97)	930	—	833
Cash
Beginning of year	—	111	2,206	—	2,317
End of year	$—	$14	$3,136	$—	$3,150

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2011

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(18,659)	$15,683	$5,123	$(20,806)	$(18,659)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,448	33,290	3,712	—	39,450
Equity in (earnings) loss of affiliates	(15,683)	(2,123)	—	17,806	—
Deferred income tax (benefit) provision	(17,011)	6,876	(163)	—	(10,298)
Stock compensation expense	441	441	—	(441)	441
Loss on early extinguishment of debt	11,883	—	—	—	11,883
Loss (gain) on sale and disposition of property, plant and equipment	—	1,058	(70)	—	988
Changes in operating assets and liabilities:
Receivables	—	4,970	989	—	5,959
Inventories	—	(4,875)	(5,502)	—	(10,377)
Prepaid expenses and other assets	—	(1,968)	(140)	—	(2,108)
Accounts payable and accrued and other liabilities	(13,041)	(2,935)	1,030	—	(14,946)
Income tax receivable/payable	—	(45)	(208)	—	(253)
Net cash provided by (used in) operating activities	(49,622)	50,372	4,771	(3,441)	2,080
Cash flows from investing activities
Repayments from joint venture	—	116	—	—	116
Purchases of property, plant and equipment, including capitalized software	—	(37,024)	(5,807)	—	(42,831)
Proceeds from sales of property, plant and equipment	—	1,366	80	—	1,446
Investments in subsidiaries	(441)	—	—	441	—
Net cash (used in) provided by investing activities	(441)	(35,542)	(5,727)	441	(41,269)
Cash flows from financing activities
Repayment of subordinated term loans	—	(33)	—	—	(33)
Issuance of term loan	—	350,000	—	—	350,000
Repayments on term loan	—	(1,750)	—	—	(1,750)
Issuance of senior notes	235,000	—	—	—	235,000
Repayment of former senior notes	(320,000)	—	—	—	(320,000)
Repayment of capital lease obligations	—	(1,921)	—	—	(1,921)
Deferred loan costs paid	(6,857)	(11,002)	—	—	(17,859)
Dividend to parent	—	(150,000)	(3,000)	3,000	(150,000)
Borrowings under revolving credit facility	—	905,287	76,470	—	981,757
Repayments of revolving credit facility	—	(953,962)	(82,122)	—	(1,036,084)
Intercompany borrowings (repayments)	141,920	(144,564)	2,644	—	—
Capital contribution from guarantors	—	(6,283)	6,283	—	—
Net cash provided by (used in) financing activities	50,063	(14,228)	275	3,000	39,110
Effect of exchange rate changes on cash	—	(539)	427	—	(112)
Increase (decrease) in cash	—	63	(254)	—	(191)
Cash
Beginning of year	—	48	2,460	—	2,508
End of year	$—	$111	$2,206	$—	$2,317

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2010

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,774)	$17,648	$(434)	$(17,214)	$(2,774)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation and amortization	2,664	27,785	3,287	—	33,736
Equity in (earnings) loss of affiliates	(17,984)	1,027	—	16,957	—
Deferred income tax (benefit) provision	(9,779)	10,401	(116)	—	506
Stock compensation expense	291	291	—	(291)	291
Loss on sales and disposition of property, plant and equipment	—	737	(69)	—	668
Changes in operating assets and liabilities:
Receivables	—	(5,486)	101	—	(5,385)
Inventories	—	(13,419)	3,211	(337)	(10,545)
Prepaid expenses and other assets	—	(5,246)	2,639	—	(2,607)
Accounts payable and accrued and other liabilities	4,688	12,581	(1,462)	—	15,807
Income tax receivable/payable	—	(108)	6	—	(102)
Net cash provided by (used in) operating activities	(22,894)	46,211	7,163	(885)	29,595
Cash flows from investing activities
Investment in joint venture	—	(425)	—	—	(425)
Purchases of property, plant and equipment, including capitalized software	—	(22,852)	(2,144)	—	(24,996)
Proceeds from sales of property, plant and equipment	—	7,004	245	—	7,249
Investments in subsidiaries	(291)	—	—	291	—
Acquisition of business, net of cash acquired	—	(82,124)	—	—	(82,124)
Net cash (used in) provided by investing activities	(291)	(98,397)	(1,899)	291	(100,296)
Cash flows from financing activities
Repayment of subordinated term loans	—	(49)	—	—	(49)
Borrowings on term loan	100,000	—	—	—	100,000
Repayments on term loan	(100,000)	—	—	—	(100,000)
Issuance of additional loans	100,000	—	—	—	100,000
Repayment of capital lease obligations	—	(2,488)	—	—	(2,488)
Deferred loan costs paid	(11,626)	(1,255)	—	—	(12,881)
Dividends paid	—	—	(594)	594	—
Borrowings under revolving credit facility	—	872,003	72,611	—	944,614
Repayments of revolving credit facility	—	(882,499)	(73,993)	—	(956,492)
Intercompany borrowings (repayments)	(65,189)	65,236	(47)	—	—
Net cash provided by (used in) financing activities	23,185	50,948	(2,023)	594	72,704
Effect of exchange rate changes on cash	—	1,126	(1,254)	—	(128)
Increase (decrease) in cash	—	(112)	1,987	—	1,875
Cash
Beginning of year	—	160	473	—	633
End of year	$—	$48	$2,460	$—	$2,508

Exhibit Index
Number	Description
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

10.1%	2005 Stock Option Plan of CPG Finance, Inc. (incorporated by reference to Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.2%
Stock Option Grant Agreement between CPG Finance, Inc. and Jack Knott, dated December 12, 2005 (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form S-4 (File No. 333-136559)).

10.3%	Offer Letter between Jack Knott and Exopack Holding Corp. dated January 10, 2006 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.4%	Management Incentive Program of Exopack Holding Corporation (incorporated by reference to Exhibit 10.19 to our Current Report on Form 8-K filed on March 25, 2010).

10.5%
Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Scott Ross, dated March 29, 2010 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.6%
Stock Option Grant Agreement between CPG Finance, Inc. and Scott Ross, dated December 12, 2005 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.7%
Stock Option Grant Agreement between CPG Finance, Inc. and Gene Welsh, dated September 28, 2010 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.8%
Separation Benefit Agreement among Exopack LLC, CPG Finance, Inc. and Eric Lynch, dated April 15, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.9#
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

10.10
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

10.11
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

10.12
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

10.13
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

10.14%	Form of Bonus Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on June 6, 2011).

10.15%	Amendment of Bonus Agreement, dated August 10, 2011, between CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on August 10, 2011).

10.16%
Amendment of Option Grant Agreement, dated August 10, 2011, between CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on August 10, 2011).

10.17%
Amendment of Offer Agreement, dated August 10, 2011, among Exopack Holding Corp., CPG Finance, Inc. and Jack Knott (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on August 10, 2011).

10.18%
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.19%
Stock Option Grant Agreement between CPG Finance, Inc. and Christian B. Ragot, dated as of February 13, 2012 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.20%
Separation Benefit Agreement among Exopack, LLC, CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.21%
Stock Option Grant Agreement between CPG Finance, Inc. and Miles W. McHugh, dated as of February 20, 2012 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.22%
Separation Benefit Agreement, dated as of February 13, 2013, among Exopack LLC, CPG Finance, Inc. and Jack E. Knott (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2013).

10.23%
Amendment to Option Grant Agreement, dated February 13, 2013, between CPG Finance, Inc. and Jack E. Knott (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2013).

10.24%
Separation Benefit Agreement, dated as of February 13, 2013, among Exopack LLC, CPG Finance, Inc. and Michael E. Alger (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2013).

10.25%	Amended and Restated Separation Benefit Agreement, dated as of January 7, 2013, among Exopack, LLC, CPG Finance, Inc. and Robert H. Arvanites

10.26%	Stock Option Grant Agreement between CPG Finance, Inc. and Duane Owens, dated as of February 20, 2012.

10.27%	Stock Option Grant Agreement between CPG Finance, Inc. and Robert H. Arvanites, dated as of January 17, 2013.

12.1**	Statement re: Computation of Ratio of Earnings to Fixed Charges.

21.1**	Subsidiaries of Exopack Holding Corp.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**†	XBRL Instance Document

101.SCH**†	XBRL Taxonomy Extension Schema Document

101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Schedules and certain exhibits to Exhibit 2.2 have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Exopack Holding Corp. will furnish copies of the omitted schedules and exhibits to the Securities and Exchange Commission upon its request.

**	Filed herewith.
#	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.
%	Indicates management contract or compensatory plan or arrangement.
†
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.

E-4