Form 10-Q
period 2013-03-31
EXOPACK HOLDING CORP
filed 2013-05-08
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of May 8, 2013, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	1
	Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012	2
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the three months ended March 31, 2013	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 6.	Exhibits	32

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	March 31, 2013	December 31, 2012*
Assets
Current assets
Cash	$4,643	$3,150
Trade accounts receivable (net of allowance for uncollectible accounts of $1,889 and $2,060 as of March 31, 2013 and December 31, 2012, respectively)	103,092	88,186
Other receivables	4,328	4,259
Inventories	94,478	90,103
Deferred income taxes	3,372	3,139
Prepaid expenses and other current assets	4,636	4,559
Total current assets	214,549	193,396
Property, plant, and equipment, net	228,388	223,298
Deferred financing costs, net	13,397	14,164
Intangible assets, net	87,956	85,413
Goodwill	69,630	69,673
Other assets	7,905	8,226
Total assets	$621,825	$594,170
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$36,184	$23,557
Accounts payable	75,809	62,432
Accrued liabilities	37,994	34,414
Income taxes payable	1,643	1,532
Total current liabilities	151,630	121,935
Long-term liabilities
Long-term debt, less current portion	575,375	576,250
Capital lease obligations, less current portion	12,442	13,163
Deferred income taxes	23,060	22,810
Other liabilities	30,900	28,723
Total long-term liabilities	641,777	640,946
Commitments and contingencies
Stockholder’s equity (deficit)
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding as of March 31, 2013 and December 31, 2012	—	—
(Distributions in excess of) Paid-in capital	(75,440)	(75,582)
Accumulated other comprehensive income (loss), net	(23,930)	(22,951)
Retained earnings (accumulated deficit)	(72,212)	(70,178)
Total stockholder’s equity (deficit)	(171,582)	(168,711)
Total liabilities and stockholder’s equity (deficit)	$621,825	$594,170

*The condensed consolidated balance sheet data as of December 31, 2012 was derived from audited financial statements but does not include all disclosures required by United States generally accepted accounting principles.

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net sales	$207,074	$218,064
Cost of sales	178,880	190,072
Gross margin	28,194	27,992
Selling, general and administrative expenses	17,272	18,184
Operating income	10,922	9,808
Other expenses
Interest expense	12,928	13,028
Other expense (income), net	(729)	(131)
Net other expenses	12,199	12,897
Loss before income taxes	(1,277)	(3,089)
Provision (benefit) for income taxes	757	595
Net loss	$(2,034)	$(3,684)

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net loss	$(2,034)	$(3,684)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,487)	1,087
Change in pension liability, net of income taxes	508	523
Other comprehensive income (loss)	(979)	1,610

Comprehensive loss	$(3,013)	$(2,074)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)
(in thousands of dollars, except share data)

	Common Stock		(Distributions in excess of) Paid-in capital	Accumulated other comprehensive income (loss), net	Retained earnings (accumulated deficit)	Total
	Shares	Amount
Balance as of December 31, 2012	1	$—	$(75,582)	$(22,951)	$(70,178)	$(168,711)
Stock compensation expense	—	—	142	—	—	142
Net loss	—	—	—	—	(2,034)	(2,034)
Foreign currency translation adjustment	—	—	—	(1,487)	—	(1,487)
Change in pension liability, net of income taxes of $0	—	—	—	508	—	508
Balance as of March 31, 2013	1	$—	$(75,440)	$(23,930)	$(72,212)	$(171,582)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,034)	$(3,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,451	9,358
Deferred income tax provision (benefit)	73	72
Stock compensation expense	142	163
Loss (gain) on sale and disposition of property, plant and equipment	(23)	—
Changes in operating assets and liabilities:
Receivables	(15,547)	(6,821)
Inventories	(4,823)	6,444
Prepaid expenses and other assets	(3,846)	995
Accounts payable and accrued and other liabilities	20,699	(2,318)
Income tax receivable/payable	194	107
Net cash provided by (used in) operating activities	5,286	4,316
Cash flows from investing activities:
Repayments from joint venture	31	63
Purchases of property, plant and equipment, including capitalized software	(14,742)	(7,712)
Proceeds from sales of property, plant and equipment	28	—
Net cash provided by (used in) investing activities	(14,683)	(7,649)
Cash flows from financing activities:
Repayments of term loan	(875)	(875)
Repayment of capital lease obligations	(666)	(544)
Deferred loan costs paid	—	(96)
Borrowings under revolving credit facility	190,298	220,648
Repayments of revolving credit facility	(177,726)	(215,748)
Net cash provided by (used in) financing activities	11,031	3,385
Effect of exchange rate changes on cash	(141)	87
Increase (decrease) in cash	1,493	139
Cash
Beginning of period	3,150	2,317
End of period	$4,643	$2,456

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

Exopack Holding Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.Organization and Basis of Presentation

Exopack Holding Corp. and subsidiaries (the “Company”) was formed in October of 2005 through the acquisition and consolidation of three flexible packaging businesses, including Exopack Holding Corporation (“Exopack”), Cello-Foil Products, Inc. (“Cello-Foil”), and The Packaging Group (“TPG”). As a result of this acquisition and consolidation, the Company is wholly-owned by Exopack Key Holdings, LLC, which is a wholly-owned subsidiary of CPG Finance, Inc. (“CPG”), an affiliate of Sun Capital Partners, Inc. (“Sun Capital”).

The Company operates 18 manufacturing facilities located throughout the United States, United Kingdom, Canada and China. The Company operates seven manufacturing facilities in the food packaging segment, of which the Company leases two, including one in Concord, Canada, and owns the remaining five facilities. The Company operates eight manufacturing facilities in the non-food packaging segment, of which the Company leases two and owns the remaining six facilities. The Company operates three manufacturing facilities in the coated products segment, all of which the Company leases, including one manufacturing facility in North Wales, United Kingdom and one manufacturing facility in Guangzhou, China. During the year ended December 31, 2012, the Company closed its manufacturing facility in Seymour, Indiana. The Company has consolidated the Seymour, Indiana consumer multiwall packaging operations into other facilities located in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. The condensed balance sheet as of December 31, 2012 was derived from audited financial statements. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report. It is management’s opinion, however, that all material adjustments (consisting only of normal recurring adjustments, unless otherwise noted) have been made which are necessary for a fair statement of the Company’s financial position, results of operations, comprehensive (loss) income, stockholder's deficit and cash flows. The results for the interim periods are not necessarily indicative of the results to be expected for any other interim period, for the fiscal year or for any future period.

For further information, refer to the Company's condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

2.Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The objective of this update is to simplify how entities test indefinite-lived intangible assets other than goodwill. This amendment allows companies to first assess qualitative factors of impairment of all indefinite-lived intangible assets, similar to the provisions in ASU No. 2011-08. The Company adopted this ASU as of January 1, 2013. This ASU did not have a material impact on the condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income (loss). The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this ASU as of January 1, 2013. This ASU did not have a material impact on the condensed consolidated financial statements. See Note 9 for new disclosures resulting from this ASU.

The condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2012 has been revised to correct other comprehensive income (loss) as it omitted the changes in the pension and postretirement plan liability component of accumulated other comprehensive income (loss) pertaining to the amortization of net actuarial loss during the period. This revision increased other comprehensive income and reduced other liabilities by $523,000. The Company will revise the June 30, 2012 and September 30, 2012 condensed consolidated statements of comprehensive income (loss) to reflect the revision discussed above when such financial information is included in future filings for comparable purposes. These revisions will increase other comprehensive income and reduce other liabilities by $523,000 and $1.0 million for the three and six months ended June 30, 2012, respectively, and $650,000 and $1.7 million for the three and nine months ended September 30, 2012, respectively. The Company has determined that these revisions were immaterial to the Company's current and previously issued condensed consolidated financial statements.

3.Inventories

The components of the Company's inventory are summarized as follows:

(in thousands of dollars)	March 31, 2013	December 31, 2012
Inventories
Raw materials and supplies	$36,056	$32,387
Work in progress	13,320	14,558
Finished goods	45,102	43,158
Total inventories	$94,478	$90,103

4.Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

(in thousands of dollars)	Food Packaging Segment	Non-Food Packaging Segment	Coated Products Segment	Total
Goodwill at December 31, 2012	$19,219	$47,780	$2,674	$69,673
Foreign currency translation	—	—	(43)	(43)
Goodwill at March 31, 2013	$19,219	$47,780	$2,631	$69,630

Effective January 1, 2013, Management made a decision to move two of its operating segments from one reportable segment to a different reportable segment to more effectively assess the performance of the business and allocate resources amongst its various operating segments. One of the operating segments was moved from the food packaging segment to the non-food packaging segment, and another operating segment was moved from the non-food packaging segment to the food packaging segment. Additionally, this change had no impact on the Company's goodwill reporting units. The goodwill balances by reportable segment as of December 31, 2012 have been recast to reflect this change in the Company's reportable segments.

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	March 31, 2013	December 31, 2012
Intangible assets
Definite-lived intangible assets:
Customer lists	$46,870	$43,300
Patents	6,663	6,663
Trademarks and trade names	2,614	2,629
Gross definite-lived intangible assets	56,147	52,592
Accumulated amortization	(19,191)	(18,179)
Net definite-lived intangible assets	36,956	34,413
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$87,956	$85,413

Amortization expense for definite-lived intangible assets for the three months ended March 31, 2013 and 2012 was $1.0 million and $947,000, respectively. Estimated future amortization expense is as follows:

(in thousands of dollars)
Year Ending December 31,
2013 remainder	$3,127
2014	4,166
2015	3,877
2016	2,913
2017	2,818
2018 and thereafter	20,055
Total	$36,956

5.Financing Arrangements

The balances due under long-term debt agreements at March 31, 2013 and December 31, 2012 were as follows:

(in thousands of dollars)	March 31, 2013	December 31, 2012
Senior Notes	$235,000	$235,000
Term Loan Facility	343,875	344,750
Senior Credit Facility	29,694	17,121
Capital Leases	15,432	16,099
Total Debt	624,001	612,970
Less: Current Portion	36,184	23,557
Total Long-Term Debt	$587,817	$589,413

Senior Notes

On May 31, 2011, the Company issued $235.0 million aggregate principal amount senior notes (the "Senior Notes") maturing on June 1, 2018. Interest on the Senior Notes accrues at the rate of 10.0% per annum and is payable on a semi-annual basis on each June 1 and December 1, commencing December 1, 2011. Before June 1, 2014, the Company may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium and accrued and unpaid interest, if any, to the date of redemption. In addition, at any time before June 1, 2014, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes with the net proceeds of certain equity offerings at a price equal to 110.0% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of redemption, provided at least 65.0% of the aggregate principal amount of the Senior Notes remains outstanding immediately after such redemption. The Company may also redeem the Senior Notes at any time, in part or in whole, on or after June 1, 2014 at the redemption prices set forth in the indenture governing the Senior Notes plus accrued and unpaid interest, if any, to the date of redemption.

The Company and all of its domestic restricted subsidiaries have guaranteed the Senior Notes. See Note 12 for supplemental guarantor financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, issue preferred stock, pay dividends, make other distributions, repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets, issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. As of March 31, 2013, the Company was in compliance with all of these restrictions.

The Company incurred $6.9 million in deferred financing costs related to the Senior Notes, which are being amortized over the term of the Senior Notes.

The carrying values and estimated fair values of the Senior Notes as of March 31, 2013 and December 31, 2012, respectively, were as follows:

(in thousands of dollars)	March 31, 2013	December 31, 2012
Carrying Value	$235,000	$235,000
Fair Value (Level 2)	$230,000	$219,000

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

The Company makes quarterly principal payments on the Term Loan Facility of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, an annual rate equal to the highest of three rate options: (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” or (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, an annual rate equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% as of March 31, 2013.

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

The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company that are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. As of March 31, 2013, the Company was in compliance with all of these restrictions.

In connection with entering into the Term Loan Facility, the Company incurred $10.1 million in deferred financing costs that are being amortized over the term of the Term Loan Facility.

Senior Credit Facility

The Company maintains a revolving $75.0 million senior credit facility (the "Senior Credit Facility"), which includes a $15.0 million Canadian dollar sub-facility. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012. As of March 31, 2013, $29.7 million was outstanding and $41.2 million was available for additional borrowings under the Senior Credit Facility.

The Company may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions. As of March 31, 2013, there were outstanding letters of credit of $4.1 million under the Senior Credit Facility.

Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying condensed consolidated statements of operations. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of March 31, 2013 was 3.0%.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. As of March 31, 2013, the Company was in compliance with all of these covenants.

In connection with the loan agreement amendments relating to the Senior Credit Facility, the Company incurred $817,000 in deferred financing costs that are being amortized over the term of the Senior Credit Facility.

Lease Transactions

On July 12, 2010, the Company completed an equipment sale/leaseback transaction with a third party that resulted in net proceeds of $4.9 million, after fees and deposits. These funds were subsequently used to reduce amounts outstanding under the Senior Credit Facility. The Company determined that this lease qualified as a capital lease ("Sale/Leaseback Lease") and, accordingly, recorded a capital lease obligation equal to the present value of the minimum lease payments of $5.2 million. The lease term is five years with a lease expiration date of July 2015. In connection with the sale/leaseback transaction, the Company paid $1.7 million in security deposits, which are refundable at lease expiration and are included in other assets in the accompanying condensed consolidated balance sheets.

In July 2010, the Company completed an acquisition of certain assets and liabilities of a packaging business, previously operated by Bemis Company, Inc. The acquired business is referred to in this quarterly report as Exopack Meat, Cheese and Specialty or EMCS. In conjunction with the EMCS acquisition, the Company assumed one capital lease related to real estate ("EMCS Real Estate Lease") and three leases related to extrusion equipment that the Company determined qualified as capital leases. The Company recorded a total capital lease obligation equal to the present value of the minimum lease payments, or $9.2 million. The leases were scheduled to expire over various periods with the EMCS Real Estate Lease expiring in May 2019 and the three equipment leases expiring in May 2014, September 2014 and December 2017. Subsequent to the EMCS acquisition, the Company re-negotiated two of the equipment leases into one consolidated lease ("EMCS Equipment Lease"). The remaining equipment lease was canceled and the equipment was purchased by the Company for $1.5 million. The EMCS Equipment Lease expires in September 2014. In connection with the EMCS Equipment Lease, the Company paid $1.4 million in security deposits, which are refundable at lease expiration and are included in other assets in the accompanying condensed consolidated balance sheets.

On September 1, 2011, the Company entered into a lease agreement with a third party related to real estate for the facility located in Thomasville, North Carolina. The Company has determined this lease qualifies as a capital lease ("Thomasville Real Estate Lease") and, accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of $2.3 million. The lease term is ten years and four months with a lease expiration date of December 31, 2021.

On March 29, 2012, the Company entered into a modification of a lease agreement with a third party related to equipment for the facility located in Tifton, Georgia. The Company has determined that, due to the modification, this lease now qualifies as a capital lease ("Tifton Equipment Lease") and, accordingly, has recorded a capital lease obligation equal to the present value of the minimum lease payments of $5.9 million. The new lease term is seven years with a lease expiration date of March 1, 2019. In connection with the modification of the lease agreement, the Company expensed $132,000 in prepaid lease costs.

The components of the Company's capital leases as of March 31, 2013 were as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short-Term	Long-Term	Total
(in thousands of dollars)
Sale/Leaseback Lease	5 years	$5,154	$(2,835)	$2,319	$1,008	$1,442	$2,450

EMCS Real Estate Lease	9 years	4,270	(391)	3,879	94	4,130	4,224

EMCS Equipment Lease	4 years	3,807	(2,617)	1,190	961	512	1,473

Thomasville Real Estate Lease	10.3 years	2,307	(354)	1,953	155	1,932	2,087

Tifton Equipment Lease	7 years	5,936	(848)	5,088	772	4,426	5,198

Total		$21,474	$(7,045)	$14,429	$2,990	$12,442	$15,432

6.Employee Benefit Plans and Other Programs

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three months ended March 31, 2013 and 2012:

Pension plans	Three Months Ended
(in thousands of dollars)	March 31, 2013	March 31, 2012
Service cost	$60	$119
Interest cost	837	846
Expected return on plan assets	(967)	(806)
Amortization of net actuarial losses	509	527
Net periodic benefit cost	$439	$686

Postretirement benefit plan	Three Months Ended
(in thousands of dollars)	March 31, 2013	March 31, 2012
Service cost	$6	$6
Interest cost	5	7
Amortization of net actuarial gains	(4)	(4)
Net periodic benefit cost	$7	$9

The Company contributed $470,000 and $538,000 during the three months ended March 31, 2013 and 2012, respectively. Contributions of $1.8 million are expected to be made to the Retirement Plan during the remainder of 2013. As of March 31, 2013, the fair value of the assets of the Pension Plans was estimated at $58.3 million, up from $55.3 million as of December 31, 2012.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. Employee contributions to the plan are partially matched by the Company. Company matching contributions vest immediately. Expense totaled $504,000 and $469,000 for the three months ended March 31, 2013 and 2012, respectively.

Management Incentive Compensation Plan

The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized expense of $812,000 and $386,000 for the year ended March 31, 2013 and 2012, respectively, for benefits under the management incentive compensation plan.

Option Holder Bonus Agreements

During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provided for the payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized expense related to these bonus agreements of $94,000 and $281,000 during the three months ended March 31, 2013 and 2012, respectively.

7.Severance Expenses

As of December 31, 2012, the Company had $1.1 million accrued for severance obligations. During the three months ended March 31, 2013, the Company reduced employee termination costs by $163,000 and paid $535,000. As of March 31, 2013, $433,000 remains accrued for employee termination benefits. The Company expects that the accrued amounts will be paid in 2013.

As of December 31, 2011, the Company had $858,000 accrued for severance obligations. During the three months ended March 31, 2012, the Company recorded an additional $8,000 for termination costs and paid $587,000. As of March 31, 2012, $279,000 remained accrued for employee termination benefits.

8.Contingencies

From time to time, the Company becomes party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to the operations of the Company. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of the Company’s management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company’s condensed consolidated financial statements.

9.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components and changes to the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Postretirement Plans Liability(1)	Cumulative Tax Effect on Liability	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$41	$(26,768)	$3,776	$(22,951)
Foreign currency translation	(1,487)	—	—	(1,487)
Amounts reclassified from accumulated other comprehensive income (loss)[2]	—	508	—	508
Balance as of March 31, 2013	$(1,446)	$(26,260)	$3,776	$(23,930)

(1)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

(2)
Amounts reclassified from accumulated other comprehensive income (loss) represent amortization of net actuarial loss related to the Company's Pension Plans and Postretirement Benefit Plan to selling, general and administrative expense in the condensed consolidated statement of income. The Company recorded a deferred tax liability of $192,000 related to the pension and postretirement plan liabilities. This deferred tax liability was fully offset by a reduction to the valuation allowance against the Company's cumulative deferred tax asset pertaining to the Company's pension and postretirement plan liabilities. This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6 for additional details).

10.Related Party Transactions

During the three months ended March 31, 2013, the Company purchased some manufacturing equipment and a customer list from PaperWorks Industries Inc., which is also owned by Sun Capital, for total consideration of $4.4 million.

Fees Related to Management and Consulting Services

On May 31, 2011, the Company entered into a management services agreement (the "consulting agreement") with Sun Capital Partners Management IV, LLC, an affiliate of Sun Capital ("Sun Capital Management"), which will terminate on May 31, 2021. Pursuant to the terms of the consulting agreement, Sun Capital Management has provided and will provide the Company with certain financial and management consulting services, subject to the supervision of the Company’s Board of Directors. In exchange for these services, the Company pays Sun Capital Management an annual consulting fee equal to the greater of $3.0 million or 6.0% of EBITDA (as defined in the consulting agreement), not to exceed $6.0 million annually.

The Company incurred management and consultant fees and other related expenses under the consulting agreement of $1.6 million and $1.5 million during the three months ended March 31, 2013 and 2012, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The Company incurred no expense for certain additional consulting fees from Sun Capital Management during the three months ended March 31, 2013 and $17,000 during the three months ended March 31, 2012.

Fees Related to Transactions

In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. There were no fees paid to Sun Capital Management in connection with any such consulting services for such events during the three months ended March 31, 2013 and 2012.

11.Segments and Significant Customers

Segments

Effective July 1, 2012 the Company determined that reorganization was appropriate to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of the reorganization, the Company's operations consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (commonly referred to as EAC). Previously, the Company reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and packaging specialty; 3) performance packaging; and 4) coated products. Segment operating results for the three months ended March 31, 2012 have been recast to conform to the reorganization below.

Effective January 1, 2013, Management made a decision to move two of its operating segments from one reportable segment to a different reportable segment to more effectively assess the performance of the business and allocate resources amongst its various operating segments. One of the operating segments was moved from the food packaging segment to the non-food packaging segment, and another operating segment was moved from the non-food packaging segment to the food packaging segment. Identifiable assets by segment as of December 31, 2012 have been recast to reflect this change below.

The Company identifies its reportable segments in accordance with FASB guidance for disclosures about segments of an enterprise and related information. In accordance with FASB guidance, the Company reviewed certain qualitative factors in identifying and determining reporting segments. These factors include: 1) the nature of the products; 2) the nature of the production processes and major raw material inputs; 3) the class of consumer for each product; and 4) the methods used to distribute each product. While all of these factors were reviewed, the most relevant factors were determined to be the nature of the products and the type of customers served. The types of products sold from each segment are similar in nature and have a similar customer base.

The Company evaluates segment performance based on operating income or loss.

While sales and transfers between segments are recorded at cost plus a reasonable profit, the effects of intersegment sales are excluded from the computations of segment operating income. Intercompany profit is eliminated in consolidation and is not significant for the periods presented.

The table below presents information about the Company’s reportable segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended
(in thousands of dollars)	March 31, 2013	March 31, 2012
Net sales to external customers:
Food packaging	$94,578	$100,879
Non-Food packaging	91,250	95,461
Coated products	21,246	21,724
Total	$207,074	$218,064
Intersegment net sales:
Food packaging	$5,235	$5,648
Non-Food packaging	113	792
Coated products	—	—
Total	$5,348	$6,440
Operating income:
Food packaging	$10,291	$8,382
Non-Food packaging	4,437	6,962
Coated products	3,796	3,628
Corporate	(7,602)	(9,164)
Total	10,922	9,808
Interest expense - Corporate	12,928	13,028
Other income, net	(729)	(131)
Loss before income taxes	$(1,277)	$(3,089)

Identifiable assets:	March 31, 2013	December 31, 2012
Food packaging	242,716	228,765
Non-Food packaging	241,759	231,497
Coated products	57,250	54,156
Corporate	80,100	79,752
Total	$621,825	$594,170

Significant Customers

One customer, primarily in the food packaging segment, accounted for 10.1% of the Company's net sales during the year ended March 31, 2013. No customer accounted for more than 10.0% of the Company’s net sales during the three months ended March 31, 2012.

12.Supplemental Guarantor Financial Information

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

The following condensed consolidating financial statements present the balance sheets as of March 31, 2013 and December 31, 2012, the statements of operations and comprehensive (loss) income for the three months ended March 31, 2013 and 2012, and the statements of cash flows for the three months ended March 31, 2013 and 2012, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The condensed consolidating financial statements should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF MARCH 31, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$1,014	$3,629	$—	$4,643
Trade accounts receivable (net of allowance for uncollectible accounts of $1,889)	—	85,636	17,456	—	103,092
Other receivables	—	3,363	965	—	4,328
Inventories	—	81,597	12,881	—	94,478
Deferred income taxes	—	3,108	264	—	3,372
Prepaid expenses and other current assets	—	3,556	1,080	—	4,636
Total current assets	—	178,274	36,275	—	214,549
Property, plant, and equipment, net	—	204,302	24,086	—	228,388
Deferred financing costs, net	5,131	8,266	—	—	13,397
Intangible assets, net	—	83,963	3,993	—	87,956
Goodwill	—	68,942	688	—	69,630
Investment in subsidiaries	—	16,244	—	(16,244)	—
Intercompany receivables	35,639	29,945	—	(65,584)	—
Deferred income taxes	73,739	—	—	(73,739)	—
Other assets	—	7,903	127	(125)	7,905
Total assets	$114,509	$597,839	$65,169	$(155,692)	$621,825
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$36,309	$—	$(125)	$36,184
Accounts payable	—	65,542	10,267	—	75,809
Accrued liabilities	7,833	27,084	3,077	—	37,994
Income taxes payable	—	83	1,560	—	1,643
Total current liabilities	7,833	129,018	14,904	(125)	151,630
Long-term liabilities
Long-term debt, less current portion	235,000	340,375	—	—	575,375
Capital lease obligations, less current portion	—	12,442	—	—	12,442
Deferred income taxes	—	95,718	1,081	(73,739)	23,060
Intercompany payables	12,270	23,506	29,808	(65,584)	—
Deficiency in excess of investment in subsidiaries	30,988	—	—	(30,988)	—
Other liabilities	—	27,768	3,132	—	30,900
Total long-term liabilities	278,258	499,809	34,021	(170,311)	641,777
Commitments and contingencies
Stockholder’s equity (deficit)
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Paid-in capital	(75,440)	(75,440)	30,981	44,459	(75,440)
Accumulated other comprehensive income (loss), net	(23,930)	(23,930)	(2,242)	26,172	(23,930)
Retained earnings (accumulated deficit)	(72,212)	68,382	(12,495)	(55,887)	(72,212)
Total stockholder’s equity (deficity)	(171,582)	(30,988)	16,244	14,744	(171,582)
Total liabilities and stockholder’s equity (deficit)	$114,509	$597,839	$65,169	$(155,692)	$621,825

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$14	$3,136	$—	$3,150
Trade accounts receivable (net of allowance for uncollectible accounts of $2,060)	—	74,111	14,075	—	88,186
Other receivables	—	3,573	686	—	4,259
Inventories	—	76,400	13,703	—	90,103
Deferred income taxes	—	2,868	271	—	3,139
Prepaid expenses and other current assets	—	3,644	915	—	4,559
Total current assets	—	160,610	32,786	—	193,396
Property, plant, and equipment, net	—	199,177	24,121	—	223,298
Deferred financing costs, net	5,380	8,784	—	—	14,164
Intangible assets, net	—	84,897	516	—	85,413
Goodwill	—	68,943	730	—	69,673
Investment in subsidiaries	—	14,951	—	(14,951)	—
Intercompany receivables	35,637	28,542	—	(64,179)	—
Deferred income taxes	73,740	—	—	(73,740)	—
Other assets	—	8,223	3	—	8,226
Total assets	$114,757	$574,127	$58,156	$(152,870)	$594,170
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$23,557	$—	$—	$23,557
Accounts payable	—	53,195	9,237	—	62,432
Accrued liabilities	1,958	29,895	2,561	—	34,414
Income taxes payable	—	85	1,447	—	1,532
Total current liabilities	1,958	106,732	13,245	—	121,935
Long-term liabilities
Long-term debt, less current portion	235,000	341,250	—	—	576,250
Capital lease obligations, less current portion	—	13,163	—	—	13,163
Deferred income taxes	—	95,400	1,150	(73,740)	22,810
Intercompany payables	12,777	22,998	28,404	(64,179)	—
Deficiency in excess of investment in subsidiaries	33,733	—	—	(33,733)	—
Other liabilities	—	28,317	406	—	28,723
Total long-term liabilities	281,510	501,128	29,960	(171,652)	640,946
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Paid-in capital	(75,582)	(75,582)	30,981	44,601	(75,582)
Accumulated other comprehensive income (loss), net	(22,951)	(22,951)	(1,333)	24,284	(22,951)
Retained earnings (accumulated deficit)	(70,178)	64,800	(14,697)	(50,103)	(70,178)
Total stockholder’s equity (deficity)	(168,711)	(33,733)	14,951	18,782	(168,711)
Total liabilities and stockholder’s equity (deficit)	$114,757	$574,127	$58,156	$(152,870)	$594,170

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$183,326	$31,396	$(7,648)	$207,074
Cost of sales	—	160,417	26,111	(7,648)	178,880
Gross margin	—	22,909	5,285	—	28,194
Selling, general and administrative expenses	142	15,846	1,284	—	17,272
Operating (loss) income	(142)	7,063	4,001	—	10,922
Other expenses (income)
Interest expense	5,474	7,076	378	—	12,928
Other (income) expense, net	—	(1,493)	(736)	1,500	(729)
Net other expense	5,474	5,583	(358)	1,500	12,199
(Loss) income before income taxes	(5,616)	1,480	4,359	(1,500)	(1,277)
(Benefit from) provision for income taxes	—	100	657	—	757
Net (loss) income before equity in earnings of affiliates	(5,616)	1,380	3,702	(1,500)	(2,034)
Equity in earnings (loss) of affiliates	3,582	2,202	—	(5,784)	—
Net (loss) income	$(2,034)	$3,582	$3,702	$(7,284)	$(2,034)
Comprehensive (loss) income	$(3,013)	$3,582	$2,723	$(6,305)	$(3,013)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$193,626	$33,866	$(9,428)	$218,064
Cost of sales	—	168,649	30,851	(9,428)	190,072
Gross margin	—	24,977	3,015	—	27,992
Selling, general and administrative expenses	163	16,761	1,260	—	18,184
Operating (loss) income	(163)	8,216	1,755	—	9,808
Other expenses (income)
Interest expense	5,482	7,038	508	—	13,028
Other (income) expense, net	—	(1,057)	126	800	(131)
Net other expense	5,482	5,981	634	800	12,897
(Loss) income before income taxes	(5,645)	2,235	1,121	(800)	(3,089)
(Benefit from) provision for income taxes	—	107	488	—	595
Net (loss) income before equity in earnings of affiliates	(5,645)	2,128	633	(800)	(3,684)
Equity in earnings (loss) of affiliates	1,961	(167)	—	(1,794)	—
Net (loss) income	$(3,684)	$1,961	$633	$(2,594)	$(3,684)
Comprehensive (loss) income	$(2,597)	$1,961	$1,720	$(3,681)	$(2,597)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(2,034)	$3,582	$3,702	$(7,284)	$(2,034)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	249	9,188	1,014	—	10,451
Equity in (earnings) loss of affiliates	(3,582)	(3,702)	—	7,284	—
Dividends received	—	1,500	—	(1,500)	—
Deferred income tax provision (benefit)	(1)	78	(4)	—	73
Stock compensation expense	142	142	—	(142)	142
(Gain) loss on sale and disposition of property, plant and equipment	—	(23)	—	—	(23)
Changes in operating assets and liabilities:
Receivables	—	(11,525)	(4,022)	—	(15,547)
Inventories	—	(5,197)	374	—	(4,823)
Prepaid expenses and other assets	—	292	(4,138)	—	(3,846)
Accounts payable and accrued and other liabilities	5,875	10,483	4,341	—	20,699
Income tax receivable/payable	—	(2)	196	—	194
Net cash (used in) provided by operating activities	649	4,816	1,463	(1,642)	5,286
Cash flows from investing activities
Repayments from joint venture	—	31	—	—	31
Purchases of property, plant and equipment, including capitalized software	—	(13,558)	(1,184)	—	(14,742)
Proceeds from sales of property, plant and equipment	—	28	—	—	28
Investments in subsidiaries	(142)	—	—	142	—
Net cash (used in) provided by investing activities	(142)	(13,499)	(1,184)	142	(14,683)
Cash flows from financing activities
Repayments of term loan	—	(875)	—	—	(875)
Repayment of capital lease obligations	—	(666)	—	—	(666)
Dividends paid	—	—	(1,500)	1,500	—
Borrowings under revolving credit facility	—	189,681	617	—	190,298
Repayments of revolving credit facility	—	(176,984)	(742)	—	(177,726)
Intercompany (repayments) borrowings	(507)	(895)	1,402	—	—
Net cash (used in) provided by financing activities	(507)	10,261	(223)	1,500	11,031
Effect of exchange rate changes on cash	—	(578)	437	—	(141)
Increase in cash	—	1,000	493	—	1,493
Cash
Beginning of period	—	14	3,136	—	3,150
End of period	$—	$1,014	$3,629	$—	$4,643

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(3,684)	$1,961	$633	$(2,594)	$(3,684)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	258	8,143	957	—	9,358
Equity in (earnings) loss of affiliates	(1,961)	(633)	—	2,594	—
Dividends received	—	800	—	(800)	—
Deferred income tax provision (benefit)	—	84	(12)	—	72
Stock compensation expense	163	163	—	(163)	163
Changes in operating assets and liabilities:
Receivables	—	(3,334)	(3,487)	—	(6,821)
Inventories	—	2,826	3,618	—	6,444
Prepaid expenses and other assets	—	1,094	(99)	—	995
Accounts payable and accrued and other liabilities	5,874	(5,534)	(2,658)	—	(2,318)
Income tax receivable/payable	—	3	104	—	107
Net cash (used in) provided by operating activities	650	5,573	(944)	(963)	4,316
Cash flows from investing activities
Repayments from joint venture	—	63	—	—	63
Purchases of property, plant and equipment, including capitalized software	—	(7,413)	(299)	—	(7,712)
Investments in subsidiaries	(163)	—	—	163	—
Net cash (used in) provided by investing activities	(163)	(7,350)	(299)	163	(7,649)
Cash flows from financing activities
Repayments of term loan	—	(875)	—	—	(875)
Repayment of capital lease obligations	—	(544)	—	—	(544)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(800)	800	—
Borrowings under revolving credit facility	—	202,095	18,553	—	220,648
Repayments of revolving credit facility	—	(200,331)	(15,417)	—	(215,748)
Intercompany (repayments) borrowings	(391)	1,545	(1,154)	—	—
Capital contribution from guarantors	—	(801)	801	—	—
Net cash (used in) provided by financing activities	(487)	1,089	1,983	800	3,385
Effect of exchange rate changes on cash	—	599	(512)	—	87
Increase in cash	—	(89)	228	—	139
Cash
Beginning of period	—	111	2,206	—	2,317
End of period	$—	$22	$2,434	$—	$2,456

13.Income Taxes

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

The Company does not currently intend to repatriate earnings, if any, from its Canadian or Chinese subsidiaries, and considers these earnings to be permanently invested outside the U.S. As a result, no deferred tax liability has been recognized for earnings from the Company's Canadian or Chinese subsidiaries. The Company has provided for deferred U.S. taxes on all undistributed earnings from our United Kingdom ("U.K.") subsidiaries.

The Company maintained a valuation allowance of $17.9 million as of December 31, 2012 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future. As of March 31, 2013, no benefit was recorded for the domestic loss and a portion of the Canadian loss attributable to the three months ended March 31, 2013, as the Company does not currently believe these losses will result in a future tax benefit.

The Company's effective income tax rate for the three months ended March 31, 2013 and 2012 was -59.3% and -19.3%, respectively, which reflects losses the Company does not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which the Company recorded tax expense. In addition, the effective income tax rate for the three months ended March 31, 2013 was impacted by an increase in the expected valuation allowance related to the indefinite lived intangible assets mentioned above, which are amortized over 15 years for tax purposes but are not amortized for book purposes. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended March 31, 2013, the Company set its effective income tax rate based on those jurisdictions and entities where it expects to have book income for the year and excluded recording a benefit for loss on those jurisdictions for which it expects to derive no future benefit. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

14.Subsequent Events

On May 1, 2013, Sun Capital and its affiliates announced the intent to consolidate (the “Consolidation”) five of their flexible and rigid packaging portfolio businesses, including the Company, Kobusch, Britton, Paragon and Paccor (collectively, the “Consolidated Businesses”) under a corporate holding structure in Luxembourg. The Consolidation will create a global packaging company with operations in over 70 countries that focuses on rigid and flexible plastic packaging. The Consolidation is expected to generate benefits for the Consolidated Businesses that include greater product and technology breadth, enabling the Consolidated Businesses to gain market share; a global manufacturing platform, enabling the Consolidated Businesses to gain share with major consumer goods companies; and the ability to drive best practices in manufacturing.

The new parent company of the Consolidated Businesses will be a Luxembourg holding company ("Luxco"). Following the Consolidation, Luxco will indirectly own all of the outstanding share capital of the Consolidated Businesses (including CPG Finance, Inc., the direct parent company of the Company) and Luxco and the Company will continue to be held by funds managed by Sun Capital. In connection with the Consolidation, the Company will maintain a separate debt structure from the other Consolidated Businesses, and the Company's existing indebtedness will remain outstanding. The Company is also seeking to amend the Term Loan Facility and the Senior Credit Facility with GE Capital. The Company is seeking to amend the Term Loan Facility in order to (i) obtain more favorable interest rate terms, (ii) make certain technical changes to permit the Consolidation and (iii) to participate in supplier financing at investment grade borrowing rates, which the Company believes will reduce working capital needs and improve cash flows at more attractive financing costs. The Company is seeking to amend the Senior Credit Facility in order to make certain technical changes to permit the Consolidation. GE Capital will consent to each supplier financing program on a case by case basis. The adoption of the technical amendments to the Term Loan Facility and the Senior Credit Facility is a condition to the Consolidation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended March 31, 2013 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets;

•	the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers;

•	global economic factors including risks associated with a recession and our customers' access to credit;

•	our customers' inability to satisfy their obligations to us;

•	financial difficulties and related problems experienced by our vendors, suppliers and other business partners;

•	increases in our pension costs resulting from equity market fluctuations;

•	increases in energy prices;

•	our ability to adapt to technological advances in the packaging industry;

•	our ability to protect our proprietary technology from infringement;

•	environmental costs and liabilities;

•	our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets;

•	risks relating to our international operations;

•	problems in our labor relations;

•	a loss of transportation providers or increases in fuel prices;

•	equipment failures;

•	the control of our Company by an affiliate of Sun Capital Partners, Inc. (“Sun Capital”);

•	loss of key individuals;

•	changes in interest rates;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	our ability to generate cash to service our indebtedness;

•	restrictions in the indenture governing our outstanding 10% senior notes due 2018 in the principal amount of $235.0 million (“Senior Notes”);

•	a failure in our information technology infrastructure or applications; and various factors that we cannot control.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012 (the "Form 10-K"). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors included in Item 1A of the Form 10-K.

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

Except as otherwise indicated, references to "we," "our," "us," and "the Company" refer to Exopack Holding Corp. and our subsidiaries.

OVERVIEW

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the unaudited condensed consolidated financial statements, including the notes thereto, included elsewhere in this report, and with the audited consolidated financial statements, including the notes thereto, included in the Form 10-K for the year ended December 31, 2012.

We are a provider of flexible packaging, film products and specialty substrates primarily based in North America with locations in Europe and China. We serve approximately 1,000 customers in a variety of industries, including food, medical, pet food, chemicals, beverages, personal care and hygiene, lawn and garden, and building materials industries, among others. We have 18 manufacturing facilities in the Unites States, Canada, United Kingdom and China. We provide packaging and film products for many of the world's most well-known brands. Our primary strategy is to use a technologically advanced manufacturing platform coupled with excellent customer service in order to help our customers distinguish their brands and improve product shelf life.

We generate revenues, earnings and cash flows from the sale of flexible packaging, films and coated products primarily in the United States, Canada, Europe, and China. Management views net sales and operating income as the primary metrics for evaluating our financial performance.

During the second quarter of 2012, we announced a plan to close our manufacturing facility in Seymour, Indiana ("Seymour") included in our non-food packaging reporting segment. The transition of Seymour's assets and multiwall packaging operations to other facilities in Spartanburg, South Carolina, Tifton, Georgia and Sibley, Iowa was completed in the fourth quarter of 2012. The relocated equipment is running in the new locations, new employees are trained, efficiencies have improved and customer lead times have returned to normal. The end result is a positive one for us and our customers as there is now a streamlined manufacturing platform that positions us for future growth and operational success.

We have increased capital spending 91.2% over the prior year quarter to expand our product offerings and better serve our customers. We anticipate spending between $35 million and $40 million on capital expenditures this year. Additionally, in March 2013, we announced a strategic alliance with Kobusch, another global packaging company owned by Sun Capital Partners, and PerfoTec B.V. ("PerfoTec"), a Dutch equipment designer, to utilize PerfoTec's patented Laser Perforation System to create new packaging solutions to increase the quality and shelf life of fresh fruits and vegetables.

In summary, net sales are down 5.0% versus the prior year quarter; however, operating income has increased 11.4%. We attribute the increase in operating income to the programs and initiatives implemented by management over recent quarters to drive operational efficiencies and improve operating results.

RECENT DEVELOPMENTS

On May 1, 2013, Sun Capital and its affiliates announced the intent to consolidate (the “Consolidation”) five of their flexible and rigid packaging portfolio businesses, including the Company, Kobusch, Britton, Paragon and Paccor (collectively, the “Consolidated Businesses”) under a corporate holding structure in Luxembourg ("Luxco"). The Consolidation will create a global packaging company with operations in over 70 countries that focuses on rigid and flexible plastic packaging. The Consolidation is expected to generate benefits for the Consolidated Businesses that include greater product and technology breadth, enabling the Consolidated Businesses to gain market share; a global manufacturing platform, enabling the Consolidated Businesses to gain share with major consumer goods companies; and the ability to drive best practices in manufacturing.

Luxco will maintain two principal operating segments — the rigid division and the flexible division. The cost of senior management services provided by Luxco will be shared among the Consolidated Businesses on a pro rata basis, with the Company being allocated approximately 40% of the cost, which we believe represents approximately $1 million of annual cost savings for the Company.

The Consolidation is expected to create cost savings of approximately $65 million per year based on back-office, manufacturing and global procurement synergies across each of the Consolidated Businesses. We are currently estimating approximately $16 million in cost savings for the Company as a result of the Consolidation. Unaudited pro forma net sales of the Consolidated Businesses for the year ended December 31, 2012 were approximately $2.5 billion with a gross profit percentage similar to that of the Company (after giving effect to the targeted cost savings described above).

REPORTABLE SEGMENTS

Effective July 1, 2012, management determined that a reorganization was appropriate to clarify and highlight detailed aspects of sales growth and operational excellence, thus providing a more effective basis for management decisions. As a result of the reorganization, our operations consist of three reportable operating segments 1) food packaging; 2) non-food packaging; and 3) coated products (commonly referred to as EAC). Previously, the Company reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and packaging specialty; 3) performance packaging; and 4) coated products.

SEVERANCE EXPENSES

As of December 31, 2012, we had $1.1 million accrued for severance obligations. During the three months ended March 31, 2013, we reduced employee termination costs by $163,000 and paid $535,000. As of March 31, 2013, $433,000 remains accrued for employee termination benefits. We expect that the accrued amounts will be paid in 2013.

As of December 31, 2011, we had $858,000 accrued for severance obligations. During the three months ended March 31, 2012, we recorded an additional $8,000 for termination costs and paid $587,000. As of March 31, 2012, $279,000 remained accrued for employee termination benefits.

MANAGEMENT CHANGES

We have implemented certain management personnel changes during the quarter ended March 31, 2013. Jack E. Knott was appointed as our Chief Executive Officer ("CEO") and Michael E. Alger was appointed as our Chief Financial Officer ("CFO") effective March 1, 2013. Additionally, we have appointed Carla Stucky as our Chief Accounting Officer ("CAO") effective April 1, 2013.

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

Prior to Mr. Alger's appointment as CFO, Mr. Alger served as a member of our Board from October 2007 to March 2013. As a result of his appointment, Mr. Alger resigned from our Board effective March 1, 2013. Mr. Alger served as a Vice President for Sun Capital from 2007 to 2013. Mr. Alger has over 30 years of experience in senior finance and operations management roles. Prior to joining Sun Capital, Mr. Alger served as the CFO for Indalex, a Sun Capital portfolio company, from 2000 to 2007. Prior to Indalex, he served as Vice President of Finance for Favorite Brands, a large multi-brand confection company, and as CFO for Jel Sert and Olds Products, both food companies, from 1993 through 1998. Prior to that, he held a number of senior finance positions with Kraft General Foods and Baxter International. He started his professional career as an auditor for PricewaterhouseCoopers LLP.

Ms. Stucky previously served as Chief Financial Officer of Avantair, Inc. (“Avantair”) from August 2012 to March 2013. Previously, Ms. Stucky served as Corporate Controller of Avantair from October 2011 to August 2012. Prior to joining Avantair, Ms. Stucky was the Vice President, Corporate Controller and Chief Accounting Officer at Sterling Chemicals, Inc. from August 2008 through September 2011 and Corporate Controller at Sterling Chemicals, Inc. from December 2007 to August 2008. Ms. Stucky served as Corporate Controller for Outsource Partners International, Inc. from July 2006 through November 2007, Director of Finance for Hempel A/S from April 2005 to July 2006, Assistant Controller for Nabors Industries, Ltd, from April 2003 to March 2005 and Director of Reporting and Corporate Accounting for Live Nation Entertainment, Inc. from May 1999 to March 2003. Ms. Stucky also held various positions in the audit practice of PricewaterhouseCoopers LLP from January 1994 to May 1999. Ms. Stucky is a Certified Public Accountant and earned her Bachelor of Business Administration in Finance at Oklahoma State University.

RESULTS OF OPERATIONS

The following presents an overview of our results of operations for the three months ended March 31, 2013 compared with the three months ended March 31, 2012.

Consolidated

	Three Months Ended
(in thousands of dollars)	March 31, 2013	% of Net Sales	March 31, 2012	% of Net Sales
Net sales	207,074	100.0%	218,064	100.0%
Cost of sales	178,880	86.4%	190,072	87.2%
Gross margin	28,194	13.6%	27,992	12.8%
Selling, general and administrative expenses	17,272	8.3%	18,184	8.3%
Operating income	10,922	5.3%	9,808	4.5%
Interest expense	12,928	6.2%	13,028	6.0%
Other income, net	(729)	(0.4)%	(131)	(0.1)%
Loss before income taxes	(1,277)	(0.6)%	(3,089)	(1.4)%
Provision (benefit) for income taxes	757	0.4%	595	0.3%
Net loss	$(2,034)	(1.0)%	$(3,684)	(1.7)%

Net Sales. Net sales for the three months ended March 31, 2013 decreased $11.0 million or 5.0% to $207.1 million from $218.1 million in the prior year quarter due to two fewer shipping days and lower volumes. Compared to the prior year quarter, volumes decreased 9.3%, partially offset by a 4.1% increase in average selling price.

Cost of Sales. Cost of sales for the three months ended March 31, 2013 decreased $11.2 million or 5.9% to $178.9 million from $190.1 million in the prior year quarter. Cost of sales as a percentage of net sales decreased 80 basis points to 86.4% from 87.2% in the prior year quarter. Operational efficiencies and favorable product sales mix, primarily in our food packaging segment, are driving this growth in our gross margin percentage.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended March 31, 2013 decreased $912,000 or 5.0% to $17.3 million compared to $18.2 million in the prior year quarter. Decreased professional fees are driving the decrease as a result of process improvement programs completed in the prior year.

Interest Expense. Interest expense for the three months ended March 31, 2013 decreased slightly to $12.9 million from $13.0 million.

Provision (benefit) for income taxes. Income tax expense for the three months ended March 31, 2013 increased $162,000 or 27.2% to $757,000 compared to $595,000 in the same period in 2012. Our effective income tax rate was -59.3% and -19.3% for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate in the current quarter reflects domestic losses while the effective income tax rate in the prior year quarter reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we have recorded tax expense. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

Reportable Segments

The following table recaps net sales for the three months ended March 31, 2013 and 2012 by reportable segment:

	Three Months Ended
(in thousands of dollars)	March 31, 2013	March 31, 2012	$ Change	% Change
Net sales from external customers:
Food packaging	$94,578	$100,879	$(6,301)	(6.2)%
Non-Food packaging	91,250	95,461	(4,211)	(4.4)%
Coated products	21,246	21,724	(478)	(2.2)%
Net sales	$207,074	$218,064	$(10,990)	(5.0)%

The following table recaps operating income for the three months ended March 31, 2013 and 2012 by reportable segment:

	Three Months Ended
(in thousands of dollars)	March 31, 2013	March 31, 2012	$ Change	% Change
Operating income (loss):
Food packaging	$10,291	$8,382	$1,909	22.8%
Percentage of net sales	10.9%	8.3%

Non-Food packaging	4,437	6,962	$(2,525)	(36.3)%
Percentage of net sales	4.9%	7.3%

Coated products	3,796	3,628	$168	4.6%
Percentage of net sales	17.9%	16.7%

Corporate	(7,602)	(9,164)	$1,562	(17.0)%

Operating income	$10,922	$9,808	$1,114	11.4%
Percentage of net sales	5.3%	4.5%

Food Packaging

The food packaging segment includes packaging products and films that we sell to producers of fresh bone-in and boneless meats, natural chunk, sliced and shredded cheese, breakfast foods, frozen foods, beverages, coffee, candy, and other consumer goods.

Our food packaging segment net sales were $94.6 million and $100.9 million for the three months ended March 31, 2013 and 2012, respectively. Net sales decreased $6.3 million or 6.2%. Compared to the prior year quarter, volumes decreased 10.1%, partially offset by an increase in the average selling price of 4.3%. The decline in volume is attributable to two fewer shipping days in the current quarter, lower brokerage-related sales and lower volumes in our cheese packaging business.

Food packaging operating income increased $1.9 million or 22.8% to $10.3 million from $8.4 million in the prior year quarter, despite lower sales volumes. Operating income as a percentage of net sales increased 260 basis points to 10.9% for the three months ended March 31, 2013, compared to 8.3% for the same period in 2012. The growth in operating income percentage is primarily the result of operating efficiencies and favorable product mix achieved during the current quarter.

Non-Food Packaging

The non-food packaging segment includes packaging products that we sell to producers of pet food and supply, lawn and garden, charcoal, paper towel, tissue, healthcare product, agricultural feed and seed, building product, food ingredient, chemical and processed mineral industries, among others.

Our non-food packaging segment net sales were $91.3 million and $95.5 million for the three months ended March 31, 2013 and 2012, respectively. Net sales decreased $4.2 million or 4.4%. Compared to the prior year quarter, volumes decreased 7.1%, partially offset by an increase in the average selling price of 2.9%. The decline in volume is attributable to two fewer shipping days and charcoal bag volumes.

Non-food packaging operating income decreased $2.5 million or 36.3% to $4.4 million from $7.0 million in the prior year quarter. Operating income as a percentage of net sales decreased 240 basis points to 4.9% for the three months ended March 31, 2013, compared to 7.3% for the same period in 2012. The decline in operating income percentage is primarily the result of operational inefficiencies.

Coated Products

The coated products segment includes engineered coated films that we sell to the medical, electronic, optical, security, conductives and printing markets.

Our coated products segment net sales were $21.2 million and $21.7 million for the three months ended March 31, 2013 and 2012, respectively. Net sales decreased $478,000 or 2.2%. The change in the prior year is primarily driven by a decrease in conductive vinyl application volumes.

Coated products operating income increased $168,000 or 4.6% to $3.8 million from $3.6 million in the prior year quarter. Operating income as a percentage of net sales increased 120 basis points to 17.9% for the three months ended March 31, 2013, compared to 16.7% for the same period in 2012. The increase in operating income percentage is primarily the result of operational efficiencies and favorable product mix.

Corporate

Corporate operating loss, which includes certain unallocated corporate costs, decreased $1.6 million or 17.0% to $7.6 million for the three months ended March 31, 2013, compared to $9.2 million for the same period in 2012. The decrease is due to lower professional fees for process improvement programs that were completed in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had approximately $41.2 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase our borrowing capacity by up to an additional $25.0 million under certain conditions. We believe that our expected operating cash flow and available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for the next twelve months.

Net working capital (current assets less current liabilities) decreased $8.5 million to $62.9 million as of March 31, 2013 from $71.5 million as of December 31, 2012. The decrease from the prior year end is due to increased use of our Senior Credit Facility to fund current year capital expenditures. As our Senior Credit Facility is classified as a current liability, usage of the Senior Credit Facility to fund capital projects has an unfavorable impact on our net working capital.

Cash increased for the three months ended March 31, 2013 by $1.5 million, compared to $139,000 during the same period in 2012.

Cash flows provided by operating activities were $5.3 million for the three months ended March 31, 2013 and $4.3 million for the three months ended March 31, 2012, an increase of $970,000. The increase in cash flows generated by operating activities was primarily driven by operating efficiencies and lower SG&A costs, partially offset by the decrease in net working capital mentioned above.

Cash flows used in investing activities for the three months ended March 31, 2013 and 2012 were $14.7 million and $7.6 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software. We have increased capital project spending significantly in the first quarter in order to position the business for future growth opportunities.
We anticipate capital expenditures for the year ended December 31, 2013 to range between $35 million and $40 million.

Cash flows provided by financing activities for the three months ended March 31, 2013 and 2012 were $11.0 million and $3.4 million, respectively. These cash flows are primarily comprised of net borrowings on our Senior Credit Facility. Net borrowings on our Senior Credit Facility have increased over the prior year quarter as a result of increased capital expenditures.

Cash on hand totaled $4.6 million and $3.2 million as of March 31, 2013 and December 31, 2012, respectively. Of these totals, $3.6 million and $3.1 million, respectively, were maintained by foreign subsidiaries as of March 31, 2013 and December 31, 2012. Historically, we do not repatriate earnings from our Canadian or Chinese subsidiaries. We consider earnings from our Canadian and Chinese subsidiaries to be permanently reinvested outside of the U.S. Periodically, we repatriate funds from our U.K. operations and record deferred tax liabilities on income as earned. During the three months ended March 31, 2013, we repatriated $1.5 million from the U.K. to supplement domestic liquidity and capital resources.

On May 31, 2011, we issued $235.0 million aggregate principal amount Senior Notes maturing on June 1, 2018. Interest on the Senior Notes accrues at the rate of 10% per annum and is payable on a semi-annual basis on June 1 and December 1 of each year until maturity.

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

Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the Term Loan Facility for $350.0 million. The Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The Term Loan Facility matures on May 31, 2017. Beginning on September 30, 2011, we began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts are payable at maturity in 2017. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” or (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 6.5% as of March 31, 2013.

The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. As of March 31, 2013, we were in compliance with these restrictions. In connection with the Term Loan, we incurred approximately $10.1 million in deferred financing costs which are being amortized over the term of the Term Loan Facility.

On May 31, 2011, we, along with our parent company and certain of our subsidiaries, amended our existing Senior Credit Facility by entering into a Third Amended and Restated Credit Agreement with a syndicate of financial institutions, which amended and restated our Second Amended and Restated Credit Agreement dated July 2, 2010. As amended and restated, the Senior Credit Facility provides for a secured revolving line of credit in an amount of up to $75.0 million, which includes a Canadian dollar sub-facility available to our Canadian subsidiaries for up to $15.0 million (or the Canadian dollar equivalent). The Senior Credit Facility matures on May 31, 2016.

Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.00%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.00%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.00%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.00%, depending upon utilization. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of March 31, 2013 was 3.0%. In connection with the Senior Credit Facility we incurred $817,000 in additional deferred financing costs which are being amortized over the term of the Senior Credit Facility.

The Senior Credit Facility is collateralized by substantially all of our tangible and intangible property (other than real property and equipment). In addition, all of our equity interests in our domestic subsidiaries and a portion of the equity interests in our foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

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

As of March 31, 2013, $29.7 million was outstanding and approximately $41.2 million was available for additional borrowings under the Senior Credit Facility. As of March 31, 2013, there were outstanding letters of credit of $4.1 million under the Senior Credit Facility. We may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions.

Additional information about our financing arrangements as of March 31, 2013, including the Senior Notes, our Senior Credit Facility, and our Term Loan Facility, is included in Note 5 to the condensed consolidated financial statements included elsewhere in this report.

LIQUIDITY AND CAPITAL RESOURCES

We fund our liquidity needs for capital expenditures, working capital, contributions to our pension plan and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Notwithstanding capital and credit market disruptions in recent years past, we believe we have sufficient liquidity to meet our needs for the next twelve months.

Including $12.1 million of interest expense through March 31, 2013, we expect to incur approximately $49.0 million in expense related to the Senior Notes and New Term Loan Facility for the full year of 2013, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2013 will be between $35 million and $40 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. As of March 31, 2013, $29.7 million was outstanding and $41.2 million was available for additional borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the next twelve months.

In connection with the proposed Consolidation described above in "Recent Developments,", we will maintain a separate debt structure from the other Consolidated Businesses, and our existing indebtedness will remain outstanding. We are also seeking to amend our Term Loan Facility and our Senior Credit Facility with GE Capital. We are seeking to amend the Term Loan Facility in order to (i) obtain more favorable interest rate terms, (ii) make certain technical changes to permit the Consolidation and (iii) to participate in supplier financing at investment grade borrowing rates, which we believe will reduce working capital needs and improve cash flows at more attractive financing costs. We are seeking to amend the Senior Credit Facility in order to make certain technical changes to permit the Consolidation. GE Capital will consent to each supplier financing program on a case by case basis. The adoption of the technical amendments to the Term Loan Facility and the Senior Credit Facility is a condition to the Consolidation.

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

OFF-BALANCE SHEET ARRANGEMENTS

During 2009, we entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was $475,000 as of March 31, 2013. We recognized $46,000 as our share of the loss of the joint venture’s operations and received loan payments of $31,000 during the three months ended March 31, 2013. We may be subject to additional losses to the extent of any financial support that we provide in the future.

CONTRACTUAL OBLIGATIONS

The following table summarizes the scheduled payments and obligations under our contractual and other commitments as of March 31, 2013:

(in thousands of dollars)	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Beyond 2017
Long-term Debt obligations:
Term Loan Facility	$343,875	$2,625	$7,000	$334,250	$—
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	29,694	29,694	—	—	—
Capital lease obligations(2)	19,484	3,000	6,146	3,558	6,780
Total debt obligations	628,053	35,319	13,146	337,808	241,780
Pension funding obligations(3)	19,879	1,842	7,486	7,720	2,831
Operating lease obligations	21,291	5,015	8,220	3,390	4,666
Interest payments(4)	221,988	40,655	91,574	78,009	11,750
Total contractual obligations	$891,211	$82,831	$120,426	$426,927	$261,027

(1)
Under the terms of the lockbox arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore borrowings outstanding under our Senior Credit Facility are classified as a current liability. The Senior Credit Facility does not mature until May 31, 2016.

(2)	Includes principal and interest payments on capital leases.

(3)	Represents currently estimated amounts for the next five years.

(4)	Includes payments on the fixed-rate Senior Notes and estimated payments on the variable rate Term Loan Facility.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report for information regarding recently issued accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and rates. We do not enter into derivative or other financial instruments for trading or speculative purposes.

Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of March 31, 2013 was 3.0%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the borrowing activity under the Senior Credit Facility during the three months ended March 31, 2013, the effect of a hypothetical one percent increase in interest rates would increase our annual interest expense by approximately $35,000.

We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. Borrowings on the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” and (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin of 4.0% to 5.0% as set forth in the Term Loan Facility; and (ii) for Eurodollar Rate Loans (as defined in the Term Loan Facility) for any interest period, the rate per annum equal to the British Bankers Association LIBOR Rate published by Reuters two business days before such interest period for dollar deposits with a term equivalent to such interest period, subject to a minimum interest rate and a substitute rate in certain circumstances, plus an applicable margin set forth in the Term Loan Facility. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate applicable to outstanding borrowings under the Term Loan Facility was at the minimum of 6.5% as of March 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we become party to legal proceedings and administrative actions, which are of an ordinary or routine nature, incidental to our operations. Although it is difficult to predict the outcome of any legal proceeding, in the opinion of our management, such ordinary course proceedings and actions are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Certain risk associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously-reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this quarterly report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Exopack Holding Corp.

By:	/s/ Jack E. Knott
Jack E. Knott
Principal Executive Officer

By:	/s/ Michael E. Alger
Michael E. Alger
Principal Financial Officer

Date: May 8, 2013

EXHIBIT INDEX

Exhibit Number		Description
10.1
Separation Benefit Agreement, dated as of February 13, 2013, among Exopack, LLC, CPG Finance, Inc. and Jack E. Knott (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 19, 2013)

10.2
Amendment to Option Grant Agreement, dated February 13, 2013, between CPG Finance, Inc. and Jack E. Knott (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 19, 2013)

10.3
Separation Benefit Agreement, dated as of February 13, 2013, among Exopack, LLC, CPG Finance, Inc. and Michael E. Alger (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on February 19, 2013)

10.4
Amended and Restated Separation Benefit Agreement, dated as of January 7, 2013, among Exopack, LLC, CPG Finance, Inc. and Robert H. Arvanites (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2012)

10.5
Stock Option Grant Agreement between CPG Finance, Inc. and Duane Owens, dated as of February 20, 2012 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2012)

10.6
Stock Option Grant Agreement between CPG Finance, Inc. and Robert H. Arvanites, dated as of January 17, 2013 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2012)

10.7		Separation Benefit Agreement, dated as of April 29, 2013, among Exopack, LLC, CPG Finance, Inc. and Carla Stucky

10.8		Stock Option Grant Agreement between CPG Finance, Inc. and Jack E. Knott, dated as of March 1, 2013

10.9		Stock Option Grant Agreement between CPG Finance, Inc. and Michael E. Alger, dated as of March 1, 2013

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	*	XBRL Instance Document

100.SCH	*	XBRL Taxonomy Extension Schema Document

100.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

100.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

100.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

100.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
These interactive data files shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under those sections.