Form 10-Q
period 2013-06-30
EXOPACK HOLDING CORP
filed 2013-08-08
CIK 1186362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The registrant is a privately held corporation and has no voting or non-voting common equity held by non-affiliates. As of August 8, 2013, one share of the registrant’s common stock was outstanding.

EXOPACK HOLDING CORP.

FORM 10-Q

		Page
	PART I
	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	1
	Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012	2
	Condensed Consolidated Statement of Stockholder’s Equity (Deficit) for the six months ended June 30, 2013	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37

	PART II
	OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 6.	Exhibits	38

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands of dollars, except for share and per share data)

	June 30, 2013	December 31, 2012
Assets
Current assets
Cash	$4,418	$3,150
Trade accounts receivable (net of allowance for uncollectible accounts of $1,707 and $2,060 as of June 30, 2013 and December 31, 2012, respectively)	83,920	88,186
Other receivables	5,273	4,259
Inventories	100,706	90,103
Deferred income taxes	3,219	3,139
Prepaid expenses and other current assets	4,152	4,559
Total current assets	201,688	193,396
Property, plant, and equipment, net	226,891	223,298
Deferred financing costs, net	14,716	14,164
Intangible assets, net	86,794	85,413
Goodwill	69,630	69,673
Other assets	8,179	8,226
Total assets	$607,898	$594,170
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$35,336	$23,557
Accounts payable	72,873	62,432
Accrued liabilities	34,112	34,414
Income taxes payable	1,448	1,532
Total current liabilities	143,769	121,935
Long-term liabilities
Long-term debt, less current portion	574,500	576,250
Capital lease obligations, less current portion	11,659	13,163
Deferred income taxes	23,226	22,810
Other liabilities	30,417	28,723
Total long-term liabilities	639,802	640,946
Commitments and contingencies (Note 8)
Stockholder’s equity (deficit)
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding as of June 30, 2013 and December 31, 2012	—	—
(Distributions in excess of) Paid-in capital	(75,381)	(75,582)
Accumulated other comprehensive income (loss), net	(24,283)	(22,951)
Retained earnings (accumulated deficit)	(76,009)	(70,178)
Total stockholder’s equity (deficit)	(175,673)	(168,711)
Total liabilities and stockholder’s equity (deficit)	$607,898	$594,170

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales	$202,889	$212,868	$409,963	$430,932
Cost of sales	176,655	184,791	355,535	374,863
Gross margin	26,234	28,077	54,428	56,069
Selling, general and administrative expenses	17,182	20,891	34,454	39,075
Operating income	9,052	7,186	19,974	16,994
Other expenses
Interest expense	12,183	13,102	25,111	26,130
Other expense (income), net	(430)	(104)	(1,159)	(235)
Net other expenses	11,753	12,998	23,952	25,895
Loss before income taxes	(2,701)	(5,812)	(3,978)	(8,901)
Provision (benefit) for income taxes	1,096	456	1,853	1,051
Net loss	$(3,797)	$(6,268)	$(5,831)	$(9,952)

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (unaudited)
(in thousands of dollars)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net loss	$(3,797)	$(6,268)	$(5,831)	$(9,952)
Other comprehensive income (loss):
Foreign currency translation adjustment	(860)	(1,553)	(2,347)	(989)
Change in pension liability, net of income taxes	507	523	1,015	1,046
Other comprehensive income (loss)	(353)	(1,030)	(1,332)	57

Comprehensive loss	$(4,150)	$(7,298)	(7,163)	(9,895)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) (unaudited)
(in thousands of dollars, except share data)

	Common Stock		(Distributions in excess of) Paid-in capital	Accumulated other comprehensive income (loss), net	Retained earnings (accumulated deficit)	Total
	Shares	Amount
Balance as of December 31, 2012	1	$—	$(75,582)	$(22,951)	$(70,178)	$(168,711)
Stock compensation expense	—	—	201	—	—	201
Net loss	—	—	—	—	(5,831)	(5,831)
Foreign currency translation adjustment	—	—	—	(2,347)	—	(2,347)
Change in pension liability, net of income taxes of $0	—	—	—	1,015	—	1,015
Balance as of June 30, 2013	1	$—	$(75,381)	$(24,283)	$(76,009)	$(175,673)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

EXOPACK HOLDING CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands of dollars)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(5,831)	$(9,952)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,440	20,599
Deferred income tax provision (benefit)	390	(90)
Stock compensation expense	201	285
Loss (gain) on sale and disposition of property, plant and equipment	(129)	(1)
Changes in operating assets and liabilities:
Receivables	3,429	(6,193)
Inventories	(11,248)	9,931
Prepaid expenses and other assets	(4,411)	874
Accounts payable and accrued and other liabilities	13,749	(10,367)
Income tax receivable/payable	(8)	204
Net cash provided by (used in) operating activities	17,582	5,290
Cash flows from investing activities:
Repayments from (Investment in) joint venture	(369)	62
Purchases of property, plant and equipment, including capitalized software	(22,149)	(11,709)
Proceeds from sales of property, plant and equipment	174	1
Net cash provided by (used in) investing activities	(22,344)	(11,646)
Cash flows from financing activities:
Repayments of term loan	(1,750)	(1,750)
Repayment of capital lease obligations	(1,393)	(1,223)
Deferred loan costs paid	(2,177)	(96)
Borrowings under revolving credit facility	385,926	345,973
Repayments of revolving credit facility	(374,258)	(335,445)
Net cash provided by (used in) financing activities	6,348	7,459
Effect of exchange rate changes on cash	(318)	(8)
Increase (decrease) in cash	1,268	1,095
Cash
Beginning of period	3,150	2,317
End of period	$4,418	$3,412

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

On May 31, 2013, Sun Capital and its affiliates completed a consolidation (the “Consolidation”) of five of their flexible and rigid packaging portfolio businesses in North America and Europe, including the Company, Kobusch, Britton Group, Paragon Print & Packaging and Paccor (collectively, the “Consolidated Businesses”) under Exopack Holdings Sarl, a new Luxembourg company. The Consolidation created a global packaging company with operations in over 70 countries that focuses on rigid and flexible plastic packaging. Although the Consolidation has taken place, the Company has not implemented any purchase accounting changes or consolidated the other four businesses for reporting purposes. As of the filing date of this report, there have been no additional guarantees issued among the Consolidated Businesses and the Company's Senior Notes, therefore no event has occurred to trigger a business combination or consolidation for reporting purposes.

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

The condensed consolidated statement of comprehensive income (loss) for the three and six months ended June 30, 2012 have been revised to correct other comprehensive income (loss) as it omitted the changes in the pension and postretirement plan liability component of accumulated other comprehensive income (loss) pertaining to the amortization of net actuarial loss during the period. This revision increased other comprehensive income and reduced other liabilities by $523,000 and $1.0 million for the three and six months ended June 30, 2012, respectively. This revision will increase other comprehensive income and reduce other liabilities by $650,000 and $1.7 million for the three and nine months ended September 30, 2012, respectively. The Company has determined that these revisions were immaterial to the Company's current and previously issued condensed consolidated financial statements.

3.Inventories

The components of the Company's inventory are summarized as follows:

(in thousands of dollars)	June 30, 2013	December 31, 2012
Inventories
Raw materials and supplies	$36,602	$32,387
Work in progress	12,305	14,558
Finished goods	51,799	43,158
Total inventories	$100,706	$90,103

4.Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill attributable to each reportable segment are as follows:

(in thousands of dollars)	Food Packaging Segment	Non-Food Packaging Segment	Coated Products Segment	Total
Goodwill at December 31, 2012	$19,219	$47,780	$2,674	$69,673
Foreign currency translation	—	—	(43)	(43)
Goodwill at June 30, 2013	$19,219	$47,780	$2,631	$69,630

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

The Company’s other intangible assets are summarized as follows:

(in thousands of dollars)	June 30, 2013	December 31, 2012
Intangible assets
Definite-lived intangible assets:
Customer lists	$46,756	$43,300
Patents	6,663	6,663
Trademarks and trade names	2,614	2,629
Gross definite-lived intangible assets	56,033	52,592
Accumulated amortization	(20,239)	(18,179)
Net definite-lived intangible assets	35,794	34,413
Indefinite-lived intangible assets - trademarks and trade names	51,000	51,000
Net intangible assets	$86,794	$85,413

Amortization expense for definite-lived intangible assets for the three months ended June 30, 2013 and 2012 was $1.0 million and $947,000, respectively, and for the six months ended June 30, 2013 and 2012 was $2.1 million and $1.9 million, respectively. Estimated future amortization expense is as follows:

(in thousands of dollars)
Year Ending December 31,
2013 remainder	$2,073
2014	4,154
2015	3,865
2016	2,901
2017	2,807
2018 and thereafter	19,994
Total	$35,794

5.Financing Arrangements

The balances due under long-term debt agreements at June 30, 2013 and December 31, 2012 were as follows:

(in thousands of dollars)	June 30, 2013	December 31, 2012
Senior Notes	$235,000	$235,000
Term Loan Facility	343,000	344,750
Senior Credit Facility	28,789	17,121
Capital Leases	14,706	16,099
Total Debt	621,495	612,970
Less: Current Portion	35,336	23,557
Total Long-Term Debt	$586,159	$589,413

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

The Company and all of its domestic restricted subsidiaries have guaranteed the Senior Notes. See Note 12 for supplemental guarantor financial information required by Rule 3-10 of Regulation S-X. The Senior Notes place certain restrictions on the Company including, but not limited to, the Company’s ability to incur additional indebtedness, issue preferred stock, pay dividends, make other distributions, repurchase or redeem the Company’s stock or subordinated indebtedness, make investments, sell assets, issue capital stock of restricted subsidiaries, incur liens, enter into agreements restricting the ability of the Company’s subsidiaries to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell all or substantially all of the Company’s assets. As of June 30, 2013, the Company was in compliance with all of these restrictions.

The Company incurred $6.9 million in deferred financing costs related to the Senior Notes, which are being amortized over the term of the Senior Notes.

The carrying values and estimated fair values of the Senior Notes as of June 30, 2013 and December 31, 2012, respectively, were as follows:

(in thousands of dollars)	June 30, 2013	December 31, 2012
Carrying Value	$235,000	$235,000
Fair Value (Level 2)	$236,000	$219,000

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

On May 15, 2013, the Company amended the Term Loan Facility to make certain technical changes to permit the Consolidation and enable the Company to participate in certain supplier financing arrangements at investment grade borrowing rates. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, an annual rate equal to the highest of three rate options: (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” or (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin. The Amendment to the Term Loan Facility changed the applicable margins payable on the term loan from the previous rates of 4.0% for Base Rate Loans (as defined in the Term Loan Facility) and 5.0% for Eurodollar Rate Loans (as defined in the Term Loan Facility) with a LIBOR floor of 1.5%. The new applicable margins are 2.75% for Base Rate Loans and 3.75% for Eurodollar Rate Loans with a LIBOR floor of 1.25%. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 5.0% as of June 30, 2013.

The Company makes quarterly principal payments on the Term Loan Facility of $875,000. Any remaining outstanding amounts as of May 31, 2017 will become due on the maturity date.

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

The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a thirty-day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. The Term Loan Facility places certain restrictions on the Company that are similar to the restrictions related to the Senior Notes. In addition, capital expenditures are limited to $45.0 million each fiscal year with carryover of any unused amounts to the next fiscal year. As of June 30, 2013, the Company was in compliance with all of these restrictions.

In connection with entering into the Term Loan Facility and the subsequent Amendment on May 15, 2013, the Company has incurred various deferred financing costs. In association with the Amendment to the Term Loan Facility, the Company incurred an additional $2.2 million of deferred financing costs. Total gross deferred financing costs associated with the Term Loan Facility are now $12.4 million, which are amortized over the remaining term of the Term Loan Facility.

Senior Credit Facility

The Company maintains a revolving $75.0 million senior credit facility (the "Senior Credit Facility"), which includes a $15.0 million Canadian dollar sub-facility. The Senior Credit Facility also provides the Company’s domestic and Canadian subsidiaries with letter of credit sub-facilities. Availability under the Senior Credit Facility is subject to borrowing base limitations for both the U.S. and the Canadian subsidiaries, as defined in the loan agreement. In general, in the absence of an event of default, the Senior Credit Facility matures on May 31, 2016. Under the terms of the Company’s lock box arrangement, remittances automatically reduce the revolving debt outstanding on a daily basis and therefore the Senior Credit Facility is classified as a current liability on the accompanying condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012. As of June 30, 2013, $28.8 million was outstanding and $42.1 million was available for additional borrowings under the Senior Credit Facility.

The Company may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions. As of June 30, 2013, there were outstanding letters of credit of $4.1 million under the Senior Credit Facility.

On May 15, 2013, the Company amended the Senior Credit Facility to enable it participate in certain supplier financing arrangements at investment grade borrowing rates and permit the Consolidation.

Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on the Company’s utilization of the Senior Credit Facility, or at the Company’s election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization, or at the Company’s election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization. The Senior Credit Facility also includes unused facility and letter-of-credit fees which are reflected in interest expense in the accompanying condensed consolidated statements of operations. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of June 30, 2013 was 2.9%.

The Senior Credit Facility is collateralized by substantially all of the Company’s tangible and intangible property (other than real property and equipment). In addition, all of the Company’s equity interests in its domestic subsidiaries and a portion of the equity interests in its foreign subsidiaries are pledged to collateralize the Senior Credit Facility.

The Senior Credit Facility contains certain customary affirmative and negative covenants that restrict the Company’s and its subsidiaries’ ability to, among other things, incur additional indebtedness, grant liens, engage in mergers, acquisitions and asset sales, declare dividends and distributions, redeem or repurchase equity interests, incur contingent obligations, prepay certain subordinated indebtedness, make loans, certain payments and investments and enter into transactions with affiliates. As of June 30, 2013, the Company was in compliance with all of these covenants.

In connection with the Senior Credit Facility, the Company has incurred $2.2 million in deferred financing costs that are being amortized over the term of the Senior Credit Facility.

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

The components of the Company's capital leases as of June 30, 2013 were as follows:

Original Lease Name	Lease Term	Plant Property & Equipment	Accumulated Depreciation	Net Book Value	Capital Lease Obligation
					Short-Term	Long-Term	Total
(in thousands of dollars)
Sale/Leaseback Lease	5 years	$5,154	$(3,093)	$2,061	$(1,030)	$(1,176)	$(2,206)

EMCS Real Estate Lease	9 years	4,270	(427)	3,843	(96)	(4,106)	(4,202)

EMCS Equipment Lease	4 years	3,807	(2,855)	952	(982)	(259)	(1,241)

Thomasville Real Estate Lease	10.3 years	2,307	(409)	1,898	(158)	(1,891)	(2,049)

Tifton Equipment Lease	7 years	5,936	(1,060)	4,876	(781)	(4,227)	(5,008)

Total		$21,474	$(7,844)	$13,630	$(3,047)	$(11,659)	$(14,706)

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

The components of the net periodic benefit cost for the Pension Plans and the postretirement benefit plan are as follows for the three and six months ended June 30, 2013 and 2012:

Pension plans	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$60	$119	$120	$238
Interest cost	837	846	1,674	1,692
Expected return on plan assets	(967)	(806)	(1,934)	(1,612)
Amortization of net actuarial losses[1]	509	527	1,018	1,054
Net periodic benefit cost	$439	$686	$878	$1,372
(1) Amounts reclassified from accumulated other comprehensive income (loss)

Postretirement benefit plan	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Service cost	$6	$6	$12	$12
Interest cost	5	7	10	14
Amortization of net actuarial gains	(4)	(4)	(8)	(8)
Net periodic benefit cost	$7	$9	$14	$18

The Company contributed $509,000 and $882,000 to the Retirement Plan during the three months ended June 30, 2013 and 2012, respectively, and $979,000 and $1.4 million during the six months ended June 30, 2013 and 2012, respectively. Contributions of $1.3 million are expected to be made to the Retirement Plan during the remainder of 2013. As of June 30, 2013, the fair value of the assets of the Pension Plans was estimated at $57.8 million, up from $55.3 million as of December 31, 2012.

Exopack, LLC Savings Plan

The Company has a 401(k) plan, which is a defined contribution plan that covers all full-time employees in the United States. Employee contributions to the plan are partially matched by the Company. Company matching contributions vest immediately. Expense totaled $539,000 and $509,000 during the three months ended June 30, 2013 and 2012, respectively and $1.0 million and $978,000 during the six months ended June 30, 2013 and 2012, respectively.

Management Incentive Compensation Plan

The Company maintains a management incentive compensation plan for eligible management personnel based on both Company and individual performance against pre-defined goals. The plan provides for quarterly cash payments of 66.7% of the quarterly amount earned and 33.3% is accrued and held back for payment once the annual audit is finalized. The Company recognized expense of $654,000 and $555,000 during the three months ended June 30, 2013 and 2012, respectively, and $1.5 million and $941,000 during the six months ended June 30, 2013 and 2012, respectively, for the benefits under the management incentive compensation plan.

Option Holder Bonus Agreements

During June 2011, CPG entered into bonus agreements (the “Bonus Agreements”) with the employees of the Company who hold options to purchase shares of CPG’s common stock. The Bonus Agreements provided for payment to each employee holding options an amount equal to the dividend amount per share minus the exercise price per share. Following entry into the Bonus Agreements, CPG made cash payments to employees holding vested in-the-money options. Additional payments will be made as the options vest, expire, and upon certain events of termination of the applicable employee’s employment or the occurrence of certain change of control events. The Company recognized expense related to these bonus agreements of $126,000 and $84,000 during the three months ended June 30, 2013 and 2012, respectively, and $220,000 and $365,000 during the six months ended June 30, 2013 and 2012 respectively.

7.Severance Expenses

During the three and six months ended June 30, 2013, the Company terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, the Company recorded employee termination costs of $51,000 and $2.2 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, the Company reduced the accrual for employee termination costs by $112,000 and recorded employee termination costs of $2.2 million for six months ended June 30, 2012. These amounts are included in "selling, general and administrative expenses" in the condensed consolidated statements of operations. Of these amounts, the Company paid $903,000 through June 30, 2013, and $116,000 remains accrued for employee termination benefits as of June 30, 2013. The Company expects that the remaining balance will be paid in 2013.

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

9.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the components and changes to the components of accumulated other comprehensive income (loss) for the six months ended June 30, 2013:

(in thousands of dollars)	Foreign Currency Translation Adjustments	Pension and Postretirement Plans Liability(1)	Cumulative Tax Effect on Liability	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$41	$(26,768)	$3,776	$(22,951)
Foreign currency translation	(2,347)		—	(2,347)
Amounts reclassified from accumulated other comprehensive income (loss)[2]	—	1,015	—	1,015
Balance as of June 30, 2013	$(2,306)	$(25,753)	$3,776	$(24,283)

(1)	The accrued benefit obligation is actuarially determined on an annual basis as of December 31.

(2)
Amounts reclassified from accumulated other comprehensive income (loss) represent amortization of net actuarial loss related to the Company's Pension Plans and Postretirement Benefit Plan to selling, general and administrative expense in the condensed consolidated statement of income. See Note 6 for breakout of amounts reclassified from accumulated other comprehensive income (loss) by quarter. The Company recorded a deferred tax liability of $384,000 related to the pension and postretirement plan liabilities. This deferred tax liability was fully offset by a reduction to the valuation allowance against the Company's cumulative deferred tax asset pertaining to the Company's pension and postretirement plan liabilities. This accumulated other comprehensive income component is included in the computation of net periodic pension cost (see Note 6 for additional details).

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

The Company incurred management and consultant fees and other related expenses under the consulting agreement of $1.5 million and $1.5 million during the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $3.0 million during the six months ended June 30, 2013 and 2012, respectively. Such fees are reflected in “Selling, general and administrative expenses” in the accompanying condensed consolidated statements of operations.

The Company incurred no expense for certain additional consulting fees from Sun Capital Management during the three and six months ended June 30, 2013. The Company incurred $11,500 and $28,000 in consulting fees for certain additional consulting services provided by Sun Capital Management during the three and six months ended June 30, 2012, respectively.

Fees Related to Transactions

In addition to the above fees, in connection with any consulting services provided to the Company, its subsidiaries, or its stockholders with respect to certain corporate events, including, without limitation, refinancing, restructurings, equity or debt offerings, acquisitions, mergers, consolidations, business combinations, sales and divestitures, Sun Capital Management is entitled to 1.0% of the aggregate consideration paid (including liabilities assumed) in connection with the applicable corporate event as well as any customary and reasonable fees. The Company will also reimburse Sun Capital Management for all out-of-pocket expenses incurred in the performance of the services under the consulting agreement. There were no fees paid to Sun Capital Management in connection with any such consulting services for such events during the three and six months ended June 30, 2013 and 2012.

During the six months ended June 30, 2013, the Company purchased some manufacturing equipment and a customer list from PaperWorks Industries Inc., which is also owned by Sun Capital, for total consideration of $4.4 million.

Related Party Transactions

Throughout the quarter, the Company has incurred various expenses on behalf of the Combined Businesses in association with the May 31, 2013 Consolidation. The Company has invoiced Kobusch, Britton Group, Paccor and Paragon $1.5 million during the quarter and six months ended June 30, 2013 for these expenses and management services. Amounts invoiced amongst the Combined Businesses by the Company are included as reductions to selling, general and administrative expense on the condensed consolidated statements of operations.

11.Segments and Significant Customers

Segments

Effective July 1, 2012 the Company determined that reorganization was appropriate to clarify and highlight detailed aspects of sales growth and operational excellence for management, thus providing a more effective basis for management decisions. As a result of the reorganization, the Company's operations consist of three reportable segments 1) food packaging; 2) non-food packaging; and 3) coated products (commonly referred to as EAC). Previously, the Company reported external segment information under four operating segments, including 1) pet food and specialty packaging; 2) consumer food and packaging specialty; 3) performance packaging; and 4) coated products. Segment operating results for the three and six months ended June 30, 2012 have been recast to conform to the reorganization below.

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

The table below presents information about the Company’s reportable segments for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net sales to external customers:
Food packaging	$92,133	$99,953	$186,711	$200,832
Non-Food packaging	87,547	90,436	178,797	185,897
Coated products	23,209	22,479	44,455	44,203
Total	$202,889	$212,868	$409,963	$430,932
Intersegment net sales:
Food packaging	$4,159	$6,231	$9,394	$11,879
Non-Food packaging	345	979	458	1,771
Coated products	—	—	—	—
Total	$4,504	$7,210	$9,852	$13,650
Operating income:
Food packaging	$8,639	$11,285	$18,930	$19,669
Non-Food packaging	4,475	4,045	8,912	11,009
Coated products	3,781	4,108	7,577	7,739
Corporate	(7,843)	(12,252)	(15,445)	(21,423)
Total	9,052	7,186	19,974	16,994
Interest expense - Corporate	12,183	13,102	25,111	26,130
Other income, net	(430)	(104)	(1,159)	(235)
Loss before income taxes	$(2,701)	$(5,812)	$(3,978)	$(8,901)

Identifiable assets:			June 30, 2013	December 31, 2012
Food packaging			239,596	228,765
Non-Food packaging			240,187	231,497
Coated products			57,085	54,156
Corporate			71,030	79,752
Total			$607,898	$594,170

Significant Customers

One customer, primarily in the food packaging segment, accounted for 10.4% of the Company's net sales during the six months ended June 30, 2013. No customer accounted for more than 10.0% of the Company’s net sales during the six months ended June 30, 2012.

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

The following condensed consolidating financial statements present the balance sheets as of June 30, 2013 and December 31, 2012, the statements of comprehensive (loss) income for the three and six months ended June 30, 2013 and 2012, and the statements of cash flows for the six months ended June 30, 2013 and 2012, of (i) Exopack Holding Corp. (the “Parent”), (ii) the domestic subsidiaries of Exopack Holding Corp. (the “Guarantor Subsidiaries”), (iii) the foreign subsidiaries of Exopack Holding Corp. (the “Nonguarantor Subsidiaries”), and (iv) the eliminations necessary to arrive at the information for the Company on a consolidated basis. The Parent and the Guarantor Subsidiaries have each reflected investments in their respective subsidiaries under the equity method of accounting. There are no restrictions limiting transfers of cash from Guarantor Subsidiaries and Nonguarantor Subsidiaries to the Parent. The condensed consolidating financial statements should be read in conjunction with the accompanying condensed consolidated financial statements of the Company.

CONDENSED CONSOLIDATING BALANCE SHEET AS OF JUNE 30, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$1,417	$3,001	$—	$4,418
Trade accounts receivable (net of allowance for uncollectible accounts of $1,707)	—	66,521	17,399	—	83,920
Other receivables	—	4,447	826	—	5,273
Income taxes receivable	—	13	—	(13)	—
Inventories	—	87,489	13,217	—	100,706
Deferred income taxes	—	2,963	256	—	3,219
Prepaid expenses and other current assets	—	2,971	1,181	—	4,152
Total current assets	—	165,821	35,880	(13)	201,688
Property, plant, and equipment, net	—	202,880	24,011	—	226,891
Deferred financing costs, net	4,886	9,830	—	—	14,716
Intangible assets, net	—	83,029	3,765	—	86,794
Goodwill	—	68,943	687	—	69,630
Investment in subsidiaries	—	18,208	—	(18,208)	—
Intercompany receivables	35,638	26,806	63	(62,507)	—
Deferred income taxes	73,739	—	—	(73,739)	—
Other assets	—	8,167	165	(153)	8,179
Total assets	$114,263	$583,684	$64,571	$(154,620)	$607,898
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt and capital leases	$—	$35,489	$—	$(153)	$35,336
Accounts payable	—	61,671	11,202	—	72,873
Accrued liabilities	1,958	29,218	2,936	—	34,112
Income taxes payable	—	—	1,461	(13)	1,448
Total current liabilities	1,958	126,378	15,599	(166)	143,769
Long-term liabilities
Long-term debt, less current portion	235,000	339,500	—	—	574,500
Capital lease obligations, less current portion	—	11,659	—	—	11,659
Deferred income taxes	—	95,900	1,065	(73,739)	23,226
Intercompany payables	23,430	12,347	26,730	(62,507)	—
Deficiency in excess of investment in subsidiaries	29,548	—	—	(29,548)	—
Other liabilities	—	27,448	2,969	—	30,417
Total long-term liabilities	287,978	486,854	30,764	(165,794)	639,802
Commitments and contingencies
Stockholder’s equity (deficit)
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Paid-in capital	(75,381)	(75,381)	30,981	44,400	(75,381)
Accumulated other comprehensive income (loss), net	(24,283)	(24,283)	(2,195)	26,478	(24,283)
Retained earnings (accumulated deficit)	(76,009)	70,116	(10,578)	(59,538)	(76,009)
Total stockholder’s equity (deficit)	(175,673)	(29,548)	18,208	11,340	(175,673)
Total liabilities and stockholder’s equity (deficit)	$114,263	$583,684	$64,571	$(154,620)	$607,898

CONDENSED CONSOLIDATING BALANCE SHEET AS OF DECEMBER 31, 2012

		Guarantor	Nonguarantor
(in thousands of dollars)	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current assets
Cash	$—	$14	$3,136	$—	$3,150
Trade accounts receivable (net of allowance for uncollectible accounts of $2,060)	—	74,111	14,075	—	88,186
Other receivables	—	3,573	686	—	4,259
Inventories	—	76,400	13,703	—	90,103
Deferred income taxes	—	2,868	271	—	3,139
Prepaid expenses and other current assets	—	3,644	915	—	4,559
Total current assets	—	160,610	32,786	—	193,396
Property, plant, and equipment, net	—	199,177	24,121	—	223,298
Deferred financing costs, net	5,380	8,784	—	—	14,164
Intangible assets, net	—	84,897	516	—	85,413
Goodwill	—	68,943	730	—	69,673
Investment in subsidiaries	—	14,951	—	(14,951)	—
Intercompany receivables	35,637	28,542	—	(64,179)	—
Deferred income taxes	73,740	—	—	(73,740)	—
Other assets	—	8,223	3	—	8,226
Total assets	$114,757	$574,127	$58,156	$(152,870)	$594,170
Liabilities and Stockholder’s Equity (Deficit)
Current liabilities
Revolving credit facility and current portion of long-term debt	$—	$23,557	$—	$—	$23,557
Accounts payable	—	53,195	9,237	—	62,432
Accrued liabilities	1,958	29,895	2,561	—	34,414
Income taxes payable	—	85	1,447	—	1,532
Total current liabilities	1,958	106,732	13,245	—	121,935
Long-term liabilities
Long-term debt, less current portion	235,000	341,250	—	—	576,250
Capital lease obligations, less current portion	—	13,163	—	—	13,163
Deferred income taxes	—	95,400	1,150	(73,740)	22,810
Intercompany payables	12,777	22,998	28,404	(64,179)	—
Deficiency in excess of investment in subsidiaries	33,733	—	—	(33,733)	—
Other liabilities	—	28,317	406	—	28,723
Total long-term liabilities	281,510	501,128	29,960	(171,652)	640,946
Commitments and contingencies
Stockholder’s (deficit) equity
Preferred stock, par value, $0.001 per share - 100,000 shares authorized, no shares issued and outstanding	—	—	—	—	—
Common stock, par value, $0.001 per share - 2,900,000 shares authorized, 1 share issued and outstanding	—	—	—	—	—
(Distributions in excess of) Paid-in capital	(75,582)	(75,582)	30,981	44,601	(75,582)
Accumulated other comprehensive income (loss), net	(22,951)	(22,951)	(1,333)	24,284	(22,951)
Retained earnings (accumulated deficit)	(70,178)	64,800	(14,697)	(50,103)	(70,178)
Total stockholder’s equity (deficit)	(168,711)	(33,733)	14,951	18,782	(168,711)
Total liabilities and stockholder’s equity (deficit)	$114,757	$574,127	$58,156	$(152,870)	$594,170

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$178,239	$31,778	$(7,128)	$202,889
Cost of sales	—	157,661	26,122	(7,128)	176,655
Gross margin	—	20,578	5,656	—	26,234
Selling, general and administrative expenses	58	15,509	1,615	—	17,182
Operating (loss) income	(58)	5,069	4,041	—	9,052
Other expenses (income)
Interest expense	5,473	6,333	377	—	12,183
Other (income) expense, net	—	(1,432)	(8)	1,010	(430)
Net other expense	5,473	4,901	369	1,010	11,753
(Loss) income before income taxes	(5,531)	168	3,672	(1,010)	(2,701)
(Benefit from) provision for income taxes	—	351	745	—	1,096
Net (loss) income before equity in earnings of affiliates	(5,531)	(183)	2,927	(1,010)	(3,797)
Equity in earnings (loss) of affiliates	1,734	1,917	—	(3,651)	—
Net (loss) income	$(3,797)	$1,734	$2,927	$(4,661)	$(3,797)
Comprehensive (loss) income	$4,150	$1,734	$2,574	$(4,308)	$4,150

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME FOR THE THREE MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,307	$30,806	$(2,245)	$212,868
Cost of sales	—	161,060	25,976	(2,245)	184,791
Gross margin	—	23,247	4,830	—	28,077
Selling, general and administrative expenses	122	18,289	2,480	—	20,891
Operating (loss) income	(122)	4,958	2,350	—	7,186
Other expenses (income)
Interest expense	5,473	7,163	466	—	13,102
Other (income) expense, net	—	(1,755)	237	1,414	(104)
Net other expense	5,473	5,408	703	1,414	12,998
(Loss) income before income taxes	(5,595)	(450)	1,647	(1,414)	(5,812)
(Benefit from) provision for income taxes	—	(154)	610	—	456
Net (loss) income before equity in earnings of affiliates	(5,595)	(296)	1,037	(1,414)	(6,268)
Equity in earnings (loss) of affiliates	(673)	(377)	—	1,050	—
Net (loss) income	$(6,268)	$(673)	$1,037	$(364)	$(6,268)
Comprehensive (loss) income	$(7,298)	$(673)	$7	$666	$(7,298)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$361,566	$63,173	$(14,776)	$409,963
Cost of sales	—	318,079	52,232	(14,776)	355,535
Gross margin	—	43,487	10,941	—	54,428
Selling, general and administrative expenses	200	31,355	2,899	—	34,454
Operating (loss) income	(200)	12,132	8,042	—	19,974
Other expenses (income)
Interest expense	10,947	13,409	755	—	25,111
Other (income) expense, net	—	(2,925)	(744)	2,510	(1,159)
Net other expense	10,947	10,484	11	2,510	23,952
(Loss) income before income taxes	(11,147)	1,648	8,031	(2,510)	(3,978)
(Benefit from) provision for income taxes	—	451	1,402	—	1,853
Net (loss) income before equity in earnings of affiliates	(11,147)	1,197	6,629	(2,510)	(5,831)
Equity in earnings (loss) of affiliates	5,316	4,119	—	(9,435)	—
Net (loss) income	$(5,831)	$5,316	$6,629	$(11,945)	$(5,831)
Comprehensive (loss) income	$(7,163)	$5,316	$5,297	$(10,613)	$(7,163)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS COMPREHENSIVE (LOSS) INCOME FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$377,933	$64,672	$(11,673)	$430,932
Cost of sales	—	329,709	56,827	(11,673)	374,863
Gross margin	—	48,224	7,845	—	56,069
Selling, general and administrative expenses	285	35,050	3,740	—	39,075
Operating (loss) income	(285)	13,174	4,105	—	16,994
Other expenses (income)
Interest expense	10,955	14,201	974	—	26,130
Other (income) expense, net	—	(2,812)	363	2,214	(235)
Net other expense	10,955	11,389	1,337	2,214	25,895
(Loss) income before income taxes	(11,240)	1,785	2,768	(2,214)	(8,901)
(Benefit from) provision for income taxes	—	(47)	1,098	—	1,051
Net (loss) income before equity in earnings of affiliates	(11,240)	1,832	1,670	(2,214)	(9,952)
Equity in earnings (loss) of affiliates	1,288	(544)	—	(744)	—
Net (loss) income	$(9,952)	$1,288	$1,670	$(2,958)	$(9,952)
Comprehensive (loss) income	$9,895	$1,288	$1,727	$(3,015)	$9,895

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2013

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(5,831)	$5,316	$6,629	$(11,945)	$(5,831)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	497	18,950	1,993	—	21,440
Equity in (earnings) loss of affiliates	(5,316)	(6,629)	—	11,945	—
Dividends received	—	2,510	—	(2,510)	—
Deferred income tax provision (benefit)	(1)	405	(14)	—	390
Stock compensation expense	201	201	—	(201)	201
(Gain) loss on sale and disposition of property, plant and equipment	—	(159)	30	—	(129)
Changes in operating assets and liabilities:
Receivables	—	7,590	(4,161)	—	3,429
Inventories	—	(11,089)	(159)	—	(11,248)
Prepaid expenses and other assets	—	(407)	(4,004)	—	(4,411)
Accounts payable and accrued and other liabilities	—	7,988	5,761	—	13,749
Income tax receivable/payable	—	(98)	90	—	(8)
Net cash (used in) provided by operating activities	(10,450)	24,578	6,165	(2,711)	17,582
Cash flows from investing activities
Repayments from joint venture	—	(369)	—	—	(369)
Purchases of property, plant and equipment, including capitalized software	—	(19,083)	(3,066)	—	(22,149)
Proceeds from sales of property, plant and equipment	—	174	—	—	174
Investments in subsidiaries	(201)	—	—	201	—
Net cash (used in) provided by investing activities	(201)	(19,278)	(3,066)	201	(22,344)
Cash flows from financing activities
Repayments of term loan	—	(1,750)	—	—	(1,750)
Repayment of capital lease obligations	—	(1,393)	—	—	(1,393)
Deferred loan costs paid	(3)	(2,174)	—	—	(2,177)
Dividends paid	—	—	(2,510)	2,510	—
Borrowings under revolving credit facility	—	382,862	3,064	—	385,926
Repayments of revolving credit facility	—	(371,041)	(3,217)	—	(374,258)
Intercompany (repayments) borrowings	10,654	(8,916)	(1,738)	—	—
Net cash (used in) provided by financing activities	10,651	(2,412)	(4,401)	2,510	6,348
Effect of exchange rate changes on cash	—	(1,485)	1,167	—	(318)
Increase in cash	—	1,403	(135)	—	1,268
Cash
Beginning of period	—	14	3,136	—	3,150
End of period	$—	$1,417	$3,001	$—	$4,418

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2012

(in thousands of dollars)	Parent	Guarantor Subsidiaries	Nonguarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities
Net (loss) income	$(9,952)	$1,288	$1,670	$(2,958)	$(9,952)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	507	18,203	1,889	—	20,599
Equity in (earnings) loss of affiliates	(1,288)	(1,670)	—	2,958	—
Dividends received	—	2,214	—	(2,214)	—
Deferred income tax provision (benefit)	—	(71)	(19)	—	(90)
Stock compensation expense	285	285	—	(285)	285
(Gain) loss on sale and disposition of property, plant and equipment	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Receivables	—	(1,771)	(4,422)	—	(6,193)
Inventories	—	7,310	2,621	—	9,931
Prepaid expenses and other assets	—	938	(64)	—	874
Accounts payable and accrued and other liabilities	(1)	(10,283)	(83)	—	(10,367)
Income tax receivable/payable	—	(158)	362	—	204
Net cash (used in) provided by operating activities	(10,449)	16,284	1,954	(2,499)	5,290
Cash flows from investing activities
Repayments from joint venture	—	62	—	—	62
Purchases of property, plant and equipment, including capitalized software	—	(10,818)	(891)	—	(11,709)
Proceeds from sales of property, plant and equipment	—	1	—	—	1
Investments in subsidiaries	(285)	—	—	285	—
Net cash (used in) provided by investing activities	(285)	(10,755)	(891)	285	(11,646)
Cash flows from financing activities
Repayments of term loan	—	(1,750)	—	—	(1,750)
Repayment of capital lease obligations	—	(1,223)	—	—	(1,223)
Deferred loan costs paid	(96)	—	—	—	(96)
Dividends paid	—	—	(2,214)	2,214	—
Borrowings under revolving credit facility	—	310,977	34,996	—	345,973
Repayments of revolving credit facility	—	(300,588)	(34,857)	—	(335,445)
Intercompany (repayments) borrowings	10,830	(11,564)	734	—	—
Capital contribution from guarantors	—	(800)	800	—	—
Net cash (used in) provided by financing activities	10,734	(4,948)	(541)	2,214	7,459
Effect of exchange rate changes on cash	—	(123)	115	—	(8)
Increase in cash	—	458	637	—	1,095
Cash
Beginning of period	—	111	2,206	—	2,317
End of period	$—	$569	$2,843	$—	$3,412

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

The Company maintained a valuation allowance of $17.9 million as of December 31, 2012 to offset its U.S. net deferred tax assets after excluding deferred tax liabilities related to indefinite lived intangible assets that are not going to provide a source of taxable income in the foreseeable future. As of June 30, 2013, no benefit was recorded for the domestic loss and a portion of the Canadian loss attributable to the three and six months ended June 30, 2013, as the Company does not currently believe these losses will result in a future tax benefit.

The Company's effective income tax rate for the three months ended June 30, 2013 and 2012 was (40.6)% and (7.8)%, respectively, and for the six months ended June 30, 2013 and 2012 was (46.6)% and (11.8)%, respectively, which reflects losses the Company does not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which the Company recorded tax expense. In addition, the effective income tax rate for the three months ended June 30, 2013 was impacted by an increase in the expected valuation allowance related to the indefinite lived intangible assets mentioned above, which are amortized over 15 years for tax purposes but are not amortized for book purposes. The Company's tax expense is based on projected earnings and losses by jurisdiction for the annual period. During the three months ended June 30, 2013, the Company set its effective income tax rate based on those jurisdictions and entities where it expects to have book income for the year and excluded recording a benefit for loss on those jurisdictions for which it expects to derive no future benefit. The effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report of Exopack Holding Corp. (the “Company”) for the quarterly period ended June 30, 2013 including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. These forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe that these factors include but are not limited to the following:

•	intense competition in the flexible packaging markets;

•	the price and availability of polyethylene resin and paper and our ability to pass those prices on to our customers;

•	global economic factors including risks associated with a recession and our customers' access to credit;

•	our customers' inability to satisfy their obligations to us;

•	financial difficulties and related problems experienced by our vendors, suppliers and other business partners;

•	increases in our pension costs resulting from equity market fluctuations;

•	increases in energy prices;

•	our ability to adapt to technological advances in the packaging industry;

•	our ability to protect our proprietary technology from infringement;

•	environmental costs and liabilities;

•	our ability to obtain funding, if needed, in light of the deterioration of the capital and credit markets;

•	risks relating to our international operations;

•	problems in our labor relations;

•	a loss of transportation providers or increases in fuel prices;

•	equipment failures;

•	the control of our Company by an affiliate of Sun Capital Partners, Inc. (“Sun Capital”);

•	loss of key individuals;

•	changes in interest rates;

•	our substantial indebtedness and our ability to incur additional indebtedness;

•	our ability to generate cash to service our indebtedness;

•	restrictions in the indenture governing our outstanding 10% senior notes due 2018 in the principal amount of $235.0 million (“Senior Notes”);

•	a failure in our information technology infrastructure or applications; and various factors that we cannot control;

•	our ability to maintain customer and vendor relationships, information system continuity and key personnel subsequent to the Consolidation of the Company, Kobusch, Britton Group, Paccor and Paragon.

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

We have increased capital spending 89.2% over the prior year-to-date period to expand our product offerings and better serve our customers. We anticipate spending between $35 million and $40 million on capital expenditures this year.

We are continually looking for ways to improve our products and create opportunities for our customers and end use markets. In 2013, we announced a strategic alliance with Kobusch, a sister company as a part of our Consolidated Business as defined below in "Recent Developments," and PerfoTec B.V. ("PerfoTec"), a Dutch equipment designer, to utilize PerfoTec's patented Laser Perforation System to create new packaging solutions to increase the quality and shelf life of fresh fruits and vegetables. Also in the current year, we won the coveted 2013 Highest Achievement Award from the Flexible Packaging Association for contributing most to the advancement of the industry with the Kraft YES Pack, which is manufactured with approximately 50% less energy and 60% less plastic material.

From a performance perspective, net sales are down 4.7% from the prior year quarter; however, operating income is up 26.0%. We attribute the increase in operating income to the programs and initiatives implemented by management over recent quarters to drive operational efficiencies and improve operating results.

RECENT DEVELOPMENTS

On May 31, 2013, Sun Capital and its affiliates completed a consolidation (the “Consolidation”) of five of their flexible and rigid packaging portfolio businesses in North America and Europe, including the Company, Kobusch, Britton Group, Paragon Print & Packaging and Paccor (collectively, the “Consolidated Businesses” or "Consolidated Business") under Exopack Holdings Sarl, a new Luxembourg company ("Newco"). The Consolidation created a global packaging company with operations in over 70 countries that focuses on rigid and flexible plastic packaging. Although the Consolidation has taken place, we have not implemented any purchase accounting changes or consolidated the other four businesses for reporting purposes. As of the filing date of this report, there have been no additional guarantees issued among the Consolidated Businesses and our Senior Notes, therefore no event has occurred to trigger a business combination or consolidation for reporting purposes.

The Consolidation is expected to generate benefits for the Consolidated Business that includes greater product and technology breadth, enabling the Consolidated Business to gain market share; take advantage of a global manufacturing platform; gain share with major consumer goods companies; and the ability to drive best practices in manufacturing.

Newco plans to manage the operations of the Consolidated Businesses within two principal divisions — the rigid division and the flexible division. The cost of senior management services provided by Newco will be shared among the Consolidated Businesses, with the Company being allocated a portion of the cost.

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

SEVERANCE EXPENSES

During the three and six months ended June 30, 2013, we terminated the employment of certain employees and eliminated some of their positions. In connection with these terminations, we recorded employee termination costs of $51,000 and $2.2 million for the three months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, we reduced the accrual for employee termination costs by $112,000 and recorded employee termination costs of $2.2 million for six months ended June 30, 2012. These amounts are included in "selling, general and administrative expenses" in the condensed consolidated statements of operations. Of these amounts, we paid $903,000 through June 30, 2013, and $116,000 remains accrued for employee termination benefits as of June 30, 2013. We expects that the remaining balance will be paid in 2013.

MANAGEMENT CHANGES

We implemented certain management personnel changes during the six months ended June 30, 2013. Jack E. Knott was appointed as our Chief Executive Officer ("CEO") and Michael E. Alger was appointed as our Chief Financial Officer ("CFO") effective March 1, 2013. Additionally, we have appointed Carla Stucky as our Chief Accounting Officer ("CAO") effective April 1, 2013.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2013

The following presents an overview of our results of operations for the three months ended June 30, 2013 compared with the three months ended June 30, 2012.

Consolidated

	Three Months Ended
(in thousands of dollars)	June 30, 2013	% of Net Sales	June 30, 2012	% of Net Sales
Net sales	202,889	100.0%	212,868	100.0%
Cost of sales	176,655	87.1%	184,791	86.8%
Gross margin	26,234	12.9%	28,077	13.2%
Selling, general and administrative expenses	17,182	8.5%	20,891	9.8%
Operating income	9,052	4.5%	7,186	3.4%
Interest expense	12,183	6.0%	13,102	6.2%
Other income, net	(430)	(0.2)%	(104)	—%
Loss before income taxes	(2,701)	(1.3)%	(5,812)	(2.7)%
Provision (benefit) for income taxes	1,096	0.5%	456	0.2%
Net loss	$(3,797)	(1.9)%	$(6,268)	(2.9)%

Net Sales. Net sales for the three months ended June 30, 2013 decreased $10.0 million or 4.7% to $202.9 million from $212.9 million in the prior year quarter due to lower volume. Compared to the prior year quarter, volume decreased 6.5%, partially offset by a 1.8% increase in average selling price.

Cost of Sales. Cost of sales for the three months ended June 30, 2013 decreased $8.1 million or 4.4% to $176.7 million from $184.8 million in the prior year quarter. Cost of sales as a percentage of net sales increased slightly by 30 basis points to 87.1% from 86.8% in the prior year quarter due to operational efficiencies.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the three months ended June 30, 2013 decreased $3.7 million or 17.8% to $17.2 million compared to $20.9 million in the prior year quarter. The decrease in SG&A from the prior quarter is the result of synergies achieved through the Consolidation, prior year severance costs and the Seymour plant closure that occurred during the quarter ended June 30, 2012.

Interest Expense. Interest expense for the three months ended June 30, 2013 decreased $919,000 to $12.2 million from $13.1 million, largely due to lower interest rate terms from the amendment of our Term Loan Facility on May 15, 2013.

Provision (benefit) for income taxes. Income tax expense for the three months ended June 30, 2013 increased $640,000 or 140.4% to $1.1 million compared to $0.5 million in the same period in 2012. Our effective income tax rate was -40.6% and -7.8% for the three months ended June 30, 2013 and 2012, respectively. The effective income tax rate in the current quarter reflects domestic losses while the effective income tax rate in the prior year quarter reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we have recorded tax expense. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

Reportable Segments

The following table recaps net sales for the three months ended June 30, 2013 and 2012 by reportable segment:

	Three Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	$ Change	% Change
Net sales from external customers:
Food packaging	$92,133	$99,953	$(7,820)	(7.8)%
Non-Food packaging	87,547	90,436	(2,889)	(3.2)%
Coated products	23,209	22,479	730	3.2%
Net sales	$202,889	$212,868	$(9,979)	(4.7)%

The following table recaps operating income for the three months ended June 30, 2013 and 2012 by reportable segment:

	Three Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	$ Change	% Change
Operating income (loss):
Food packaging	$8,639	$11,285	$(2,646)	(23.4)%
Percentage of net sales	9.4%	11.3%

Non-Food packaging	4,475	4,045	$430	10.6%
Percentage of net sales	5.1%	4.5%

Coated products	3,781	4,108	$(327)	(8.0)%
Percentage of net sales	16.3%	18.3%

Corporate	(7,843)	(12,252)	$4,409	(36.0)%

Operating income	$9,052	$7,186	$1,866	26.0%
Percentage of net sales	4.5%	3.4%

Food Packaging

The food packaging segment includes packaging products and films that we sell to producers of fresh bone-in and boneless meats, natural chunk, sliced and shredded cheese, breakfast foods, frozen foods, beverages, coffee, candy, and other consumer goods.

Our food packaging segment net sales were $92.1 million and $100.0 million for the three months ended June 30, 2013 and 2012, respectively. Net sales decreased $7.8 million or 7.8%. Compared to the prior year quarter, volumes decreased 9.1%, partially offset by an increase in the average selling price of 1.2%. During the current quarter, net sales are down largely due to lower brokerage-related sales and cheese packaging volumes, partially offset by new business coming from incremental shrink packaging customers.

Food packaging operating income decreased $2.6 million or 23.4% to $8.6 million from $11.3 million in the prior year quarter. Operating income as a percentage of net sales decreased 190 basis points to 9.4% for the three months ended June 30, 2013, compared to 11.3% for the same period in 2012. The decline in operating income percentage is primarily the result of increased investment in this segment for strategic growth positioning and depreciation expense on new capital assets introduced into the division since the prior year. We are currently experiencing lower returns on incremental shrink film business while we implement new machinery that will be able to accommodate increased capacity at a higher efficiency than our existing infrastructure.

Non-Food Packaging

The non-food packaging segment includes packaging products that we sell to producers of pet food and supply, lawn and garden, charcoal, paper towel, tissue, healthcare product, agricultural feed and seed, building product, food ingredient, chemical and processed mineral industries, among others.

Our non-food packaging segment net sales were $87.5 million and $90.4 million for the three months ended June 30, 2013 and 2012, respectively. Net sales decreased $2.9 million or 3.2%. Compared to the prior year quarter, volumes decreased 6.0%, partially offset by an increase in the average selling price of 2.8%. The decline in volume is attributable to lower charcoal volumes, partially offset by incremental shrink packaging volumes that will eventually transfer to one of our food packaging plants.

Non-food packaging operating income increased $430,000 or 10.6% to $4.5 million from $4.0 million in the prior year quarter. Operating income as a percentage of net sales increased 60 basis points to 5.1% for the three months ended June 30, 2013, compared to 4.5% for the same period in 2012. The increase in operating income percentage is primarily the result of operational efficiencies gained in the current year following the closure of the Seymour plant during the quarter ended June 30, 2012, partially offset by new, low-margin shrink packaging business. As mentioned above, we are currently experiencing lower returns on incremental shrink film business while we implement new machinery that will be able to accommodate increased capacity at a higher efficiency than our existing infrastructure in our food packaging segment. We are currently sourcing a portion of this business from a plant in the non-food segment, while we implement the new equipment in our food packaging segment.

Coated Products

The coated products segment includes engineered coated films that we sell to the medical, electronic, optical, security, conductives and printing markets.

Our coated products segment net sales were $23.2 million and $22.5 million for the three months ended June 30, 2013 and 2012, respectively. Net sales increased $730,000 or 3.2%. On a constant currency basis, net sales increased $1.0 million before the unfavorable impact of foreign currency from a weaker British pound against the U.S. dollar. On a constant currency basis, volume increased 2.8%, and average selling price increased 1.8%. The change over the prior year quarter is due to incremental volume of digital imaging films from a new coating line.

Coated products operating income decreased $327,000 or 8.0% to $3.8 million from $4.1 million in the prior year quarter. Operating income as a percentage of net sales decreased 200 basis points to 16.3% for the three months ended June 30, 2013, compared to 18.3% for the same period in 2012. The decrease in operating income percentage is primarily the result of unfavorable mix and increased depreciation expense on capital projects placed in service since the prior year to support future growth opportunities.

Corporate

Corporate operating loss, which includes certain unallocated corporate costs, decreased $4.4 million or 36.0% to $7.8 million for the three months ended June 30, 2013, compared to $12.3 million for the same period in 2012. The decrease is due to lower professional fees for process improvement programs that were completed in the prior year and synergies generated from the Consolidation, as we are able to leverage certain SG&A costs across the Consolidated Businesses.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2013

The following presents an overview of our results of operations for the six months ended June 30, 2013 compared with the six months ended June 30, 2012.

Consolidated

	Six Months Ended
(in thousands of dollars)	June 30, 2013	% of Net Sales	June 30, 2012	% of Net Sales
Net sales	409,963	100.0%	430,932	100.0%
Cost of sales	355,535	86.7%	374,863	87.0%
Gross margin	54,428	13.3%	56,069	13.0%
Selling, general and administrative expenses	34,454	8.4%	39,075	9.1%
Operating income	19,974	4.9%	16,994	3.9%
Interest expense	25,111	6.1%	26,130	6.1%
Other income, net	(1,159)	(0.3)%	(235)	(0.1)%
Loss before income taxes	(3,978)	(1.0)%	(8,901)	(2.1)%
Provision (benefit) for income taxes	1,853	0.5%	1,051	0.2%
Net loss	$(5,831)	(1.4)%	$(9,952)	(2.3)%

Net Sales. Net sales for the six months ended June 30, 2013 decreased $21.0 million or 4.9% to $410.0 million from $430.9 million in the prior year period due to one less shipping day and lower volume. Compared to the prior year-to-date period, volume decreased 6.6%, partially offset by a 1.8% increase in average selling price.

Cost of Sales. Cost of sales for the six months ended June 30, 2013 decreased $19.3 million or 5.2% to $355.5 million from $374.9 million in the prior year period. Cost of sales as a percentage of net sales decreased 30 basis points to 86.7% from 87.0% in the prior year. Operational efficiencies in our food and non-food packaging segments are driving this growth in our gross margin percentage.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses for the six months ended June 30, 2013 decreased $4.6 million or 11.8% to $34.5 million compared to $39.1 million in the prior year quarter. The decrease in SG&A from the prior quarter is the result of synergies achieved through the Consolidation, lower severance costs, process improvement programs and the Seymour plant closure.

Interest Expense. Interest expense for the six months ended June 30, 2013 decreased by $1.0 million to $25.1 million from $26.1 million, largely due to lower interest rate terms from the amendment of our Term Loan Facility on May 15, 2013.

Provision (benefit) for income taxes. Income tax expense for the six months ended June 30, 2013 increased $802,000 or 76.3% to $1.9 million compared to $1.1 million in the same period in 2012. Our effective income tax rate was -46.6% and -11.8% for the six months ended June 30, 2013 and 2012, respectively. The effective income tax rate in the current quarter reflects domestic losses while the effective income tax rate in the prior year quarter reflects domestic and foreign losses, which we do not believe will result in a tax benefit, as well as foreign income in separate jurisdictions for which we have recorded tax expense. Our effective tax rate may fluctuate significantly on a quarterly basis due to both changes in jurisdictions in which earnings or losses are realized and the estimate of those earnings and losses.

Reportable Segments

The following table recaps net sales for the six months ended June 30, 2013 and 2012 by reportable segment:

	Six Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	$ Change	% Change
Net sales from external customers:
Food packaging	$186,711	$200,832	$(14,121)	(7.0)%
Non-Food packaging	178,797	185,897	(7,100)	(3.8)%
Coated products	44,455	44,203	252	0.6%
Net sales	$409,963	$430,932	$(20,969)	(4.9)%

The following table recaps operating income for the six months ended June 30, 2013 and 2012 by reportable segment:

	Six Months Ended
(in thousands of dollars)	June 30, 2013	June 30, 2012	$ Change	% Change
Operating income (loss):
Food packaging	$18,930	$19,669	$(739)	(3.8)%
Percentage of net sales	10.1%	9.8%

Non-Food packaging	8,912	11,009	$(2,097)	(19.0)%
Percentage of net sales	5.0%	5.9%

Coated products	7,577	7,739	$(162)	(2.1)%
Percentage of net sales	17.0%	17.5%

Corporate	(15,445)	(21,423)	$5,978	(27.9)%

Operating income	$19,974	$16,994	$2,980	17.5%
Percentage of net sales	4.9%	3.9%

Food Packaging

Our food packaging segment net sales were $186.7 million and $200.8 million for the six months ended June 30, 2013 and 2012, respectively. Net sales decreased $14.1 million or 7.0%. Compared to the prior year period, volume decreased 7.0%. The decline in volume is attributable to one less shipping day in the current period, lower brokerage-related sales and less cheese packaging business.

Food packaging operating income decreased $739,000 or 3.8% to $18.9 million from $19.7 million in the prior year period due to lower sales. Operating income as a percentage of net sales increased 30 basis points to 10.1% for the six months ended June 30, 2013, compared to 9.8% for the same period in 2012. The growth in operating income percentage is primarily the result of operating efficiencies achieved throughout the period.

Non-Food Packaging

Our non-food packaging segment net sales were $178.8 million and $185.9 million for the six months ended June 30, 2013 and 2012, respectively. Net sales decreased $7.1 million or 3.8%. Compared to the prior year period, volume decreased 7.7%, partially offset by an increase in the average selling price of 3.9%. The decline in volume is attributable to one less shipping day and lower charcoal bag business.

Non-food packaging operating income decreased $2.1 million or 19.0% to $8.9 million from $11.0 million in the prior year period. Operating income as a percentage of net sales decreased 90 basis points to 5.0% for the six months ended June 30, 2013, compared to 5.9% for the same period in 2012. The decline in operating income percentage is primarily the result of shift in product mix and operational inefficiencies that occurred in the quarter ended March 31, 2013. As mentioned above, we are currently experiencing lower returns on incremental shrink film business while we implement new machinery that will be able to accommodate increased capacity at a higher efficiency than our existing infrastructure in our food packaging segment. We are currently sourcing a portion of this business from a plant in the non-food segment, while we implement the new equipment in our food packaging segment.

Coated Products

Our coated products segment net sales were $44.5 million and $44.2 million for the six months ended June 30, 2013 and 2012, respectively. Net sales increased $252,000 or 0.6%. On a constant currency basis, net sales increased $676,000 before the unfavorable impact of foreign currency from a weaker British pound against the U.S. dollar. On a constant currency basis, volume decreased slightly by 0.4%, while average selling price increased by 1.9%. The increase over the prior period is due to an increase in average selling price, partially offset by one less shipping day.

Coated products operating income decreased $162,000 or 2.1% to $7.6 million from $7.7 million in the prior period. Operating income as a percentage of net sales decreased 50 basis points to 17.0% for the six months ended June 30, 2013, compared to 17.5% for the same period in 2012. The decrease in operating income percentage is primarily the result of unfavorable mix and increased depreciation expense on capital projects placed in service since the prior year to support future growth opportunities.

Corporate

Corporate operating loss, which includes certain unallocated corporate costs, decreased $6.0 million or 27.9% to $15.4 million for the six months ended June 30, 2013, compared to $21.4 million for the same period in 2012. The decrease is due to lower professional fees for process improvement programs that were completed in the prior year and synergies generated from the Consolidation, as we are able to leverage certain SG&A costs across the Consolidated Businesses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had approximately $42.1 million of available borrowing capacity under our revolving credit facility, and we have the ability to increase our borrowing capacity by up to an additional $25.0 million under certain conditions. We believe that our expected operating cash flow and available liquidity will be sufficient to support our operations, fund our working capital and capital expenditure needs and provide for scheduled interest and principal payments for the next twelve months.

Net working capital (current assets less current liabilities) decreased $13.6 million to $57.9 million as of June 30, 2013 from $71.5 million as of December 31, 2012. The decrease from the prior year end is due to increased use of our Senior Credit Facility to fund current year capital expenditures. As our Senior Credit Facility is classified as a current liability, usage of the Senior Credit Facility to fund capital projects has an unfavorable impact on our net working capital.

Cash increased for the six months ended June 30, 2013 by $1.3 million, compared to $1.1 million during the same period in 2012.

Cash flows provided by operating activities were $17.6 million for the six months ended June 30, 2013 and $5.3 million for the six months ended June 30, 2012, an increase of $12.4 million. The increase in cash flows generated by operating activities was primarily driven by operating efficiencies and lower SG&A costs, partially offset by the decrease in net working capital mentioned above.

Cash flows used in investing activities for the six months ended June 30, 2013 and 2012 were $22.3 million and $11.6 million, respectively, primarily comprised of capital expenditures for property, plant and equipment and capitalized software. We have increased capital project spending significantly in 2013 in order to position the business for future growth opportunities. We anticipate capital expenditures for the year ended December 31, 2013 to range between $35 million and $40 million.

Cash flows provided by financing activities for the six months ended June 30, 2013 and 2012 were $6.3 million and $7.5 million, respectively. These cash flows are primarily comprised of net borrowings on our Senior Credit Facility. Net borrowings on our Senior Credit Facility have increased over the prior year quarter as a result of increased capital expenditures and timing of operational cash inflows and outflows.

Cash on hand totaled $4.4 million and $3.2 million as of June 30, 2013 and December 31, 2012, respectively. Of these totals, $3.0 million and $3.1 million were maintained by foreign subsidiaries as of June 30, 2013 and December 31, 2012, respectively. Historically, we do not repatriate earnings from our Chinese subsidiary. We consider earnings from our Chinese subsidiary to be permanently reinvested outside of the U.S. Periodically, we repatriate funds from our U.K. and Canadian operations and record deferred tax liabilities on income as appropriate. During the six months ended June 30, 2013, we have repatriated $2.5 million from the U.K. and $2.5 million from Canada to supplement domestic liquidity and capital resources.

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

Also on May 31, 2011, we, along with our parent company and certain of our subsidiaries, entered into the Term Loan Facility for $350.0 million. The Term Loan Facility also provides for an uncommitted incremental term loan facility of up to $75.0 million that will be available subject to certain conditions. The Term Loan Facility matures on May 31, 2017. Beginning on September 30, 2011, we began making required installment payments on the Term Loan Facility in quarterly principal amounts of $875,000. Any remaining outstanding amounts as of May 31, 2017 will become due on the maturity date.

On May 15, 2013, we amended the Term Loan Facility to make certain technical changes to permit the Consolidation and enable the Company to participate in certain supplier financing arrangements at investment grade borrowing rates. In addition, interest rate terms were amended. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” or (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin. The Amendment to the Term Loan Facility changed the applicable margins payable on the Term Loan from the previous rates of 4.0% for Base Rate Loans (as defined in the Term Loan Facility) and 5.0% for Eurodollar Rate Loans (as defined in the Term Loan Facility) with a LIBOR floor of 1.5% to 2.75% for Base Rate Loans and 3.75% for Eurodollar Rate Loans with a LIBOR floor of 1.25%. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 5.0% as of June 30, 2013.

The Term Loan Facility contains customary events of default, including, but not limited to, failure to make payments under the Term Loan Facility, materially incorrect representations, breaches of covenants, cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, and changes of control. As of June 30, 2013, we were in compliance with these restrictions. In connection with entering into the Term Loan Facility and the subsequent Amendment to the Term Loan Facility, we have incurred various deferred financing costs. In association with the latest Amendment, we incurred an additional $2.2 million of deferred financing costs. Total gross deferred financing costs associated with the Amendment to the Term Loan Facility are $12.4 million, which are amortized over the life of the Term Loan Facility.

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

Under the Senior Credit Facility, in general, interest accrues on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.00%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.00%, depending upon utilization. In general, interest accrues on amounts outstanding under the Canadian sub-facility at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.00%, depending upon utilization, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.00%, depending upon utilization. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of June 30, 2013 was 2.9%. In connection with the Senior Credit Facility, we incurred $2.2 million in deferred financing costs, which are being amortized over the term of the Senior Credit Facility.

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

On May 15, 2013, we amended the Senior Credit Facility in order to enable us to participate in certain supplier financing arrangements at investment grade borrowing rates.

As of June 30, 2013, $28.8 million was outstanding and approximately $42.1 million was available for additional borrowings under the Senior Credit Facility. As of June 30, 2013, there were outstanding letters of credit of $4.1 million under the Senior Credit Facility. We may also borrow up to an additional $25.0 million under the Senior Credit Facility subject to certain conditions.

Additional information about our financing arrangements as of June 30, 2013, including the Senior Notes, our Senior Credit Facility, and our Term Loan Facility, is included in Note 5 to the condensed consolidated financial statements included elsewhere in this report.

We fund our liquidity needs for capital expenditures, working capital, contributions to our pension plan and scheduled interest and principal payments through cash flow from operations and borrowings under our Senior Credit Facility. Notwithstanding capital and credit market disruptions in recent years past, we believe we have sufficient liquidity to meet our needs for the next twelve months.

Including $23.5 million of interest expense through June 30, 2013, we expect to incur approximately $46.0 million in expense related to the Senior Notes and New Term Loan Facility for the full year of 2013, including amortization of related deferred financing costs and fees. In addition, we currently anticipate that our capital expenditures for 2013 will be between $35 million and $40 million. To pay for the interest expense on the Senior Notes, the interest expense and principal payments under the Term Loan Facility and anticipated capital expenditures, we plan to utilize internally generated funds and funds available under our Senior Credit Facility. As of June 30, 2013, $28.8 million was outstanding and $42.1 million was available for additional borrowings under our Senior Credit Facility. Management believes that, based on current and anticipated financial performance, cash flows from operations and borrowings under our Senior Credit Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and scheduled interest and principal payments for the next twelve months.

In connection with the Consolidation described above in "Recent Developments," we will maintain a separate debt structure from the other Consolidated Businesses, and our existing indebtedness will remain outstanding.

Historically, one of our growth strategies has been through acquisition. Future acquisitions may require additional funding. In such case, although we believe that we would be able to borrow additional funds beyond our current credit lines, there can be no assurance that such financing would be available or, if so, on terms that are acceptable to us.

Our ability to pay future dividends is subject to the terms of the indenture governing the Senior Notes, the terms of the Term Loan Facility, the terms of our Senior Credit Facility, and the discretion of our Board of Directors.

OFF-BALANCE SHEET ARRANGEMENTS

During 2009, we entered into a joint venture with INDEVCO Group, a manufacturer based in Lebanon (“INDEVCO”). We determined that the joint venture is a variable interest entity (“VIE”) under guidance of the Financial Accounting Standards Board related to accounting for variable interest entities and that we are not the primary beneficiary of the VIE. The VIE consists of a manufacturing operation, located within an existing manufacturing facility owned by INDEVCO in Lebanon, used to co-extrude polyethylene film for use in flexible packaging. During 2010, the VIE purchased and installed the necessary equipment and production commenced. Our maximum exposure to loss as a result of our involvement with the unconsolidated VIE is limited to our recorded investment in this VIE, which was $980,000 as of June 30, 2013. We recognized $60,000 as our share of the loss of the joint venture’s operations and received loan payments of $31,000 during the six months ended June 30, 2013. Additionally, we contributed an additional investment of $400,000 in INDEVCO during the current period. We may be subject to additional losses to the extent of any financial support that we provide in the future.

CONTRACTUAL OBLIGATIONS

The following table summarizes the scheduled payments and obligations under our contractual and other commitments as of June 30, 2013:

(in thousands of dollars)	Payments Due by Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	Beyond 2017
Long-term Debt obligations:
Term Loan Facility	$343,000	$1,750	$7,000	$334,250	$—
Senior Notes due 2018	235,000	—	—	—	235,000
Senior Revolving Credit Facility(1)	28,789	28,789	—	—	—
Capital lease obligations(2)	18,484	2,000	6,146	3,558	6,780
Total debt obligations	625,273	32,539	13,146	337,808	241,780
Pension funding obligations(3)	18,850	1,333	6,650	6,625	4,242
Operating lease obligations	20,214	3,919	8,254	3,375	4,666
Interest payments(4)	183,478	20,384	80,818	70,526	11,750
Total contractual obligations	$847,815	$58,175	$108,868	$418,334	$262,438

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

Interest Rates. We are exposed to market risk in the form of interest rate risk related to borrowings under our Senior Credit Facility. Borrowings under the U.S. portion of our Senior Credit Facility accrue interest on amounts outstanding under the U.S facility at a variable annual rate equal to the U.S. Index Rate (as defined therein) plus 1.25% to 2.0%, depending on our utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the LIBOR Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. Borrowings under the Canadian sub-facility portion of our Senior Credit Facility accrue interest at a variable rate equal to the Canadian Index Rate (as defined therein) plus 1.25% to 2.0%, depending upon utilization of the Senior Credit Facility, or at our election, at an annual rate equal to the BA Rate (as defined therein) plus 2.25% to 3.0%, depending upon utilization of the Senior Credit Facility. The weighted-average interest rate on borrowings outstanding under the Senior Credit Facility as of June 30, 2013 was 2.9%. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Senior Credit Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. Based on the borrowing activity under the Senior Credit Facility during the six months ended June 30, 2013, the effect of a hypothetical one percent increase in interest rates would have increased interest expense by approximately $145,000.

We are also exposed to market risk in the form of interest rate risk related to the Term Loan Facility. On May 15, 2013, we amended the Term Loan Facility to make certain technical changes to permit the Consolidation and enable the Company to participate in certain supplier financing arrangements at investment grade borrowing rates. In addition, interest rate terms were amended. Borrowings under the Term Loan Facility accrue interest at (i) for base rate loans, a rate per annum equal to the highest of (a) the federal funds rate in effect on such date plus 0.5% per annum, (b) the variable annual rate of interest then announced by Bank of America as its “prime rate,” or (c) the Eurodollar Rate (as defined in the Term Loan Facility) plus 1.0%, plus, in each case, an applicable margin. The Amendment to the Term Loan Facility changed the applicable margins payable on the Term Loan from the previous rates of 4.0% for Base Rate Loans (as defined in the Term Loan Facility) and 5.0% for Eurodollar Rate Loans (as defined in the Term Loan Facility) with a LIBOR floor of 1.5% to 2.75% for Base Rate Loans and 3.75% for Eurodollar Rate Loans with a LIBOR floor of 1.25%. The interest rate applicable to outstanding borrowings under the Term Loan Facility was 5.0% as of June 30, 2013. Because these rates may increase or decrease at any time, we are subject to the risk that they may increase, thereby increasing the interest rates applicable to our borrowings under the Term Loan Facility. Increases in the applicable rates would increase our interest expense and reduce our net income or increase our net loss. We do not have any instruments in place, such as interest rate swaps or caps, which would mitigate our exposure to interest rate risk related to these borrowings. The interest rate applicable to outstanding borrowings under the Term Loan Facility was at the minimum of 5.0% as of June 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting (as defined in Rule  13a-15(f) and 15d-15(f) under the Exchange Act).

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
Michael E. Alger
Principal Financial Officer

Date: August 8, 2013

EXHIBIT INDEX

Exhibit Number		Description
3.1		Amended and Restated Limited Liability Company Agreement of Intelicoat Technologies Image Products Matthews LLC, dated as of May 14, 2013

10.1
Separation Benefit Agreement, dated as of April 29, 2013, among Exopack, LLC, CPG Finance, Inc. and Carla Stucky (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

10.2
First Amendment to the Credit Agreement, dated May 15, 2013, by and among Exopack, LLC and Cello-Foil Products, Inc. as Borrowers, Exopack Key Holdings, LLC, Exopack Holding Corp. and certain subsidiaries of Exopack Key Holdings, LLC, as Guarantors, each lender from time to time party thereto, Bank of America, N.A., as Administrative Agent, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Lending Partners, LLC, as Joint Lead Arrangers

10.3
First Amendment to the Third Amended and Restated Credit Agreement, dated as of May 15, 2013 by and among Exopack, LLC, Cello-Foil Products, Inc., Exopack Performance Films Inc., and Exopack-Newmarket, Ltd. as Borrowers, and the other persons party thereto designated as Credit Parties and General Electric Capital Corporation, as US Agent, US L/C Issuer and US Lender, and GE Canada Finance Holding Company, as Canadian Agent, Canadian L/C Issuer and Canadian Lender, and the other financial institutions party thereto, as Lenders

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